Form 10KSB
period 1997-12-31
CONCOURSE CORP
filed 1998-09-30
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the fiscal years ended December 31, 1995, 1996 and 1997.

[ ]      Transition Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from _______________ to _______________.

                          Commission File No. 2-86551C

                              Concourse Corporation
                 (Name of small business issuer in its charter)

         Minnesota                                       41-1368898
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  2545 Dunwoody Lane, Wayzata, Minnesota 55391
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number  (612) 471-7246

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:    None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for its most recent fiscal year were $175,783.

         Aggregate market value of the Issuer's voting and non-voting equity (voting common stock is the only outstanding equity security of the Issuer) held by non-affiliates (2,118,954 shares) as of August 31, 1998, was $0, based upon the fact that there has been no published bid or asked price for the Issuer's common stock since October 22, 1996.

         Number of shares outstanding of each of the Issuer's common stock, as of August 31, 1998, was 3,067,512 shares.

         Transitional Small Business Disclosure Format.  Yes [  ]  No [ X ]

                                      INDEX


PART 1..........................................................................................................  1
         Item 1 - Description of Business.......................................................................  1
         Item 2 - Description of Property.......................................................................  5
         Item 3 - Legal Proceedings.............................................................................  6
         Item 4 - Submission of Matters to a Vote of Security Holders...........................................  6

PART II.........................................................................................................  6
         Item 5 - Market for Common Equity and Related Stockholder Matters......................................  6
         Item 6 - Management's Discussion and Analysis or Plan of Operation.....................................  7
         Item 7 - Financial Statements.......................................................................... 13
         Item 8 - Change In and Disagreements with Accountants on Accounting and Financial Disclosure........... 13

PART III........................................................................................................ 14
         Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
               16(a) of the Exchange Act........................................................................ 14
         Item 10 - Executive Compensation....................................................................... 15
         Item 11 - Security Ownership of Certain Beneficial Owners and Management............................... 16
         Item 12 - Certain Relationships and Related Transactions............................................... 17
         Item 13 - Exhibits and Reports on Form 8-K............................................................. 18

INDEX TO FINANCIAL STATEMENTS...................................................................................F-1

INDEX TO EXHIBITS...............................................................................................E-1

                                     PART 1

ITEM 1 - DESCRIPTION OF BUSINESS

General Development of Business

         Concourse Corporation (the "Company"), a corporation organized under the laws of the state of Minnesota, began business in October 1979, primarily as a service business designing and developing computer-assisted instructional programs and instructional seminars on a custom basis for corporate clients. These instructional programs and instructional seminars generally dealt with topics intended to improve business-related management and employee skills. From 1981 through 1983, the Company relied primarily upon custom work performed for Control Data Corporation in Minneapolis, Minnesota. In 1981, the Company began limited development and marketing of its own computer-assisted instructional programs, and in 1983 expanded its efforts to include the development of its own video-assisted instructional seminars. In 1986, the Company began to reduce its emphasis on custom development work, and by 1990 its primary source of revenue was from the sale of its own instructional products. From time to time after 1986, the Company also marketed instructional products owned and developed by others. Beginning in 1990, the Company also began providing business consulting services through its two executive officers.

         From 1983 through 1994, the Company developed three instructional programs in both video-assisted and computer-based self-study versions. In addition, the Company developed computer software for testing and student administration, and a set of statistical computer software programs. The most significant of its products, in the opinion of the Company's management, were its instructional programs dealing with statistical process control for production employees described under "Products" below.

         At the end of December 1995, the Company discontinued the sale of two of its products - "Selling Skills that Work," and "Customer Interaction Skills." In 1995 these two products accounted for approximately 10% of the Company's revenues. The discontinuation of these two products was pursuant to a court order in partial fulfillment of the terms of a lawsuit settlement with a competitor that had sued the Company for copyright infringement.

         During 1996, approximately 95%, and during 1997, substantially all, of the Company's revenues were derived from the sale of its "Statistical Methods for Improving Performance" ("Statistical Methods") products and from consulting services provided by its only executive officer.

General Business

         The Company currently is in the business of providing off-the-shelf training programs for business, industry and government, and of providing consulting services to businesses, primarily as an adjunct to its Statistical Methods training products. Since 1995, no new products have been developed by the Company. In 1996, however, a derivative of the Company's Statistical Methods product, titled "Statistical Methods for Improving Performance - Office

Version," was developed, and in 1997, a second derivative of that product, titled "A Practical Overview of Statistical Process Control," was also developed.

Sources of Revenue

         Revenues during the fiscal years ended December 31, 1995, 1996 and 1997, were generated from the activities indicated in the chart below:

                                                            REVENUES FROM
                                 --------------------------------------------------------------------

    FISCAL YEAR          SALE OF TRAINING PRODUCTS          CONSULTING SERVICES              MISCELLANEOUS
    -----------          -------------------------          -------------------              -------------
       1995                     $279,806                          $ 56,921                      $ 4,525
       1996                     $131,996                          $ 62,571                      $ 1,733
       1997                     $ 71,803                          $103,833                      $   147

In 1994 and 1995, approximately 9% and 10%, respectively, of the Company's revenues came from the sale of the Company's "Selling Skills that Work" product. The Company's "Customer Interaction Skills" product sales were immaterial, and accounted for approximately 2% and .5% of the Company's revenues during 1994 and 1995, respectively. In 1995, the Company also received approximately 12% of its revenues from the sale of an instructional program owned and developed by a third party called "Writing to Get Things Done." In 1996, 95%, and in 1997, substantially all product sales came from the Company's "Statistical Methods" products.


Products

         The Company currently markets the following products to which it has exclusive copyrights, and all of which are referred to as "Statistical Methods" products:

- Statistical Methods for Improving Performance ("SMIP"(TM)). This product is an instructional program that relates to statistical process control methods. The instructional program is designed to teach manufacturing managers and shop-floor personnel how to obtain, analyze and apply sampling results which can be used to control adverse product variances. The SMIP product is available as a computer-assisted self-study program which is programmed for use with IBM PC and compatible microcomputers. The product consists of a set of computer disks which the purchaser is licensed to copy, and an administrator's guide, which are priced as a package at approximately $2,000. In addition, the product includes student workbooks which range in price from $35 to $50, depending on the size of the workbook order. A video-assisted seminar version of the SMIP program is also offered by the Company, and consists of a video tape, color transparencies and a facilitator's guide which are priced as a package at approximately $2,500, and student workbooks priced at $35-$50 each. During 1994, the Company developed a condensed version of the computer-based SMIP program, entitled "SMIP Quick Course." The SMIP Quick Course includes computer disks, a license to copy the disks and a facilitator's guidebook priced at $995 for the package.

- Office SMIP. In 1996, the Company developed a video-assisted seminar version of SMIP, called "Office SMIP," which teaches the application of statistical methods to improve clerical and administrative processes to administrative and office personnel. This product package consists of a video tape, color transparencies and a facilitator's guidebook, priced at $1,750. Student workbooks sell for $25 to $40 each.

- A Practical Overview of Statistical Process Control. This product (referred to as the "Practical Overview" program), developed in 1997, is an instructional program that teaches executives, managers and administrators the fundamentals of statistical process control, and consists of color transparencies and a facilitator's guide book priced at $1,500. Student workbooks are priced at $15 to $25 each. The Practical Overview course is intended to be taught primarily by a facilitator in a classroom setting.

         On December 31, 1995, the Company discontinued marketing its Selling Skills that Work and Customer Interaction Skills products. These products were discontinued in partial settlement of a lawsuit brought against the Company by one of its competitors for copyright infringement. (See "Item 3 - Legal Proceedings"). During 1995, the Company also discontinued sales of its Genie software products student tracking and administration system. The decision to discontinue this product was based on declining market demand. These software products were used to grade student tests. During 1995, the Company also discontinued its activities to sell products owned by third-party companies. It was determined that the cost associated with the marketing, sale and distribution of such products exceeded the income gained from the sales.

Product Development

         In order to maintain its financial stability on a long-term basis, the Company must continually update existing instructional programs and develop or acquire new programs. However, due to a shortage of capital, the Company has not been able to make any significant investment in product development since 1991. During the fiscal years ended December 31, 1995, 1996 and 1997, the Company spent $5,249, $714 and $2,832, respectively, on development activities. The 1995 development expenses related primarily to the development of Office SMIP, while the 1996 and 1997 development expenses related primarily to the development of the Practical Overview of Statistical Process Control program. All costs of development of instructional programs were expensed as incurred. The Company has no plans to develop additional products.

         The Company's production process, which is conducted by others, does not involve compliance issues with environmental laws to any material degree.

Principal Suppliers

         The Company uses a number of suppliers and is not dependent on any one supplier. The major suppliers of the Company are: Spectra Images, Minneapolis, Minnesota for printed color transparencies; Color Express, Minneapolis, Minnesota, for color printing; AD&P, Minneapolis, Minnesota for printed text, and Precision Tapes, Minneapolis, Minnesota for video and audio tape reproduction.

Sales and Marketing

         The Company markets its business products throughout the United States. The Company delivers products to its customers as orders are received, and does not carry a material backlog. The primary market for the Company's products and services is manufacturing organizations which want to improve manufacturing quality and productivity.

         During 1995, and through October 1996, marketing of the Company's products was conducted primarily through its own part-time, hourly and commissioned telemarketing personnel, and to a lesser extent through independent marketing representatives. In October 1996, the Company discontinued its product telemarketing activities, and, since that time, substantially all product marketing activities have been performed by one individual independent marketing representative doing business under the name of Concourse Marketing Company ("Concourse Marketing"). Under a verbal understanding, the Company pays Concourse Marketing a commission which ranges from 15% to 85% of the product sales price, less shipping and product production costs. While the Company advanced some commission payments to Concourse Marketing in 1996 and 1997, that practice was terminated by the end of 1997, and Concourse Marketing only receives a commission on sales when the Company receives payment on that sale. Concourse Marketing packs and ships products based upon orders it receives, and the Company bills and collects the sales price. Although the Company's president, William A. Hultgren, is primarily responsible for marketing the Company's consulting services, Concourse Marketing also assists in finding customers for those services, for which it receives a commission of approximately 10% of the consulting fee under certain circumstances.

         In 1997, Northrop Grumman Corp. accounted for 53% of the Company's revenues, which was attributable primarily to consulting services. It is anticipated that Northrop Grumman Corp. will account for approximately 50% of the Company's revenues in 1998. During 1995, 1996 and 1997, no customers other than Northrop Grumman Corp. in 1997 accounted for more than 10% of the Company's revenue in any of those years.

Competition

         The Company's management believes that it competes with several packaged training program suppliers which have significantly greater financial, production, technical and marketing resources than the Company. In marketing the SMIP and related Statistical Methods programs, the Company competes with Technicomp Corporation, Cleveland, Ohio; and Perry Johnson Seminars, Chicago, Illinois. Each of these organizations markets a packaged instructional program dealing with quality control. The Company competes not only with other training suppliers, but also with professional training groups within corporate organizations. Competition in the business consulting area is highly intense and varied, with the major six United States accounting firms as the most visible competitors. In addition, there are thousands of other smaller training companies, business consultants and consulting firms with which the Company must compete.

         The Company's management believes that a company's ability to compete in the packaged training market is generally based on product quality and availability, relevance of instructional content, the ability to effectively reach its market through efficient sales and marketing techniques, and its ability to obtain positive customer references from major corporate accounts. While the Company's management believes that the Company is able to compete on quality, availability, and relevance of instructional content of its products, it also believes that it lacks the financial strength and market position to compete in its markets in any meaningful way.

Copyrights

         The Company claims copyrights for all of its current training products, and has registered copyrights with the United States Register of Copyrights for its computer and video based SMIP products. The Company has taken further steps to protect its software and text material, including the use of protective codes imbedded in some software, the use of restrictions in licenses, and restrictive legends on text and videotape materials used for preview purposes. There can be no assurance that the Company's software and other products will not successfully be copied by others. The loss of exclusive rights to certain of its products could materially and adversely affect the Company's business.

Employees

         The Company decreased its employment from five full-time employees (including its two executive officers, William A. Hultgren and Roland G. Barrett), and seven part time employees on March 15, 1995 to one full-time employee (William A. Hultgren) and seven part-time employees by December 31, 1995. In October, 1996, all remaining employees of the Company, except its president, were terminated. Since October 1, 1996, the Company has had one employee, its president.

Merger Transaction

         In September 1998, the Company and its newly formed and wholly-owned subsidiary, Peoples Acquisition Corporation ("Acquisition Co."), entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Peoples Publishing Group, Inc. ("Peoples Publishing"), a Pennsylvania corporation. Under the Merger Agreement, which is effective as of June 4, 1998, Peoples Publishing will be merged with Acquisition Co. and become the surviving corporation. Following the merger, the shareholders of Peoples Publishing will own approximately 95% of the Company's outstanding voting capital stock. Peoples Publishing, with principal offices in Maywood, New Jersey, is engaged primarily in the publishing of books for use in elementary and secondary schools, grades K through 12. (See "Item 6 - Management's Discussion and Analysis or Plan of Operation - Merger Transaction.")

ITEM 2 - DESCRIPtION OF PROPERTY

         Beginning on January 1, 1995, the Company leased 3,471 square feet of office space in Minneapolis, Minnesota, for $3,110 per month, under a lease which was to expire on December 31, 1995. In June 1995, the Company reduced its lease space from 3,471 square feet to approximately 2,500 square feet, and reduced the monthly rent by $510. The Company renewed the lease as of January 1, 1996, and beginning in February 1996, the Company further reduced its lease space to approximately 1,707 square feet, at a monthly rent of $1,600. In October

1996, the Company terminated its lease altogether. Since October 1, 1996, the Company has operated out of the home of its president, William A. Hultgren, at 2545 Dunwoody Avenue, Wayzata, Minnesota, and does not incur any office lease expense.

         During 1996, the Company disposed of most of its office equipment and furnishings. The Company made no substantial capital investments during 1995, 1996 or 1997. The Company currently owns office equipment and furniture having a minimal value.

ITEM 3 - LEGAl PROCEEDINGS

         An action was commenced against the Company in October 1991 in United States District Court, District of Connecticut, in Bridgeport, Connecticut, by a competitor of the Company alleging violations of U.S. copyright laws and illegal trade practices. The action was entitled "Learning International, Inc. v. Concourse Corporation," and was assigned court file number 591CV00662 (WNW). The action sought recovery of an unspecified amount of monetary damages. The action further sought injunctive relief restraining the Company's use of the allegedly infringing materials. There was some circumstantial evidence that the persons who developed Selling Skills that Work and Customer Interaction Skills plagiarized certain assets of similar training programs marketed by Learning International, Inc.

         Primarily because the Company lacked the resources to defend the lawsuit though trial, and without admitting to infringement, the Company settled the lawsuit in mid-1995. In the settlement, the Company agreed to discontinue the sale of it Selling Skills That Work and Customer Interaction Skills products, effective January 31, 1996, and agreed to a permanent injunction against producing or publishing the alleged infringing materials. Most of the Company's legal expenses in the lawsuit were paid by the Company's general liability insurer which defended a portion of the lawsuit with a reservation of rights as to coverage. The Company has complied with all terms of the settlement.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by the Company to a vote of its security holders during the fiscal years 1995, 1996 or 1997.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock was traded over-the-counter by broker/dealers in the Minneapolis, Minnesota metropolitan area from approximately December 1983 until October 1996, when all active trading ceased. Trading in the Company's common stock had been extremely limited since at least 1993, and, as of December 31, 1994, there was only one broker/dealer in Minneapolis, Minnesota providing bid and asked quotations. The following table sets forth for the periods indicated the high and low per share bid prices for the Company's common stock as reported by broker/dealers in the Minneapolis, Minnesota area. The information set forth below for 1995 and 1996 was obtained from Metro Data Company, which collects and publishes over-the-counter quotations supplied by broker/dealers in the Minneapolis,

Minnesota metropolitan area. The information set forth below for 1994 was obtained from the Minneapolis Star and Tribune newspaper, which attributes this information as coming from Metro Data Company.

Quarters Ended                        High            Low
--------------                        ----            ---
1994
March 31                              $0.06           $0.03125
June 30                               $0.10           $0.06
September 30                          $0.10           $0.09375
December 31                           $0.10           $0.03

1995
March 31                              $0.08           $0.03125
June 30                               $0.0625         $0.03125
September 30                          $0.03125        $0.02
December 31                           $0.03           $0.02

1996
March 31                              $0.03           $0.0035
June 30                               $0.02           $0.005
September 30                          $0.005          $0.005
December 31                           $0.005          $0.005
   (through 10/22)

         The last bid quote for the Company's common stock was published as of the close of business on October 22, 1996, and was $0.005 per share. The Company is unaware of any broker/dealer who has published bid or asked quotations for the Company's common stock since October 22, 1996. The over-the-counter quotations above reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. There were approximately 240 shareholders owning the Company's common stock of record as of the close of business on August 31, 1998.

ITEM 6 - MANAGEMENT'S DISCUSSION aND ANALYSIS OR PLAN OF OPERATION

General

         The Company began business in 1979, primarily as a service business designing and developing computer assisted instructional programs on a custom basis. The Company's business evolved to the point that in 1994 it was engaged primarily in the business of marketing three instructional programs developed by the Company. The most important of these training programs, SMIP, provided instruction regarding statistical methods to evaluate manufacturing process and was directed to shop floor personnel. A second training program, called "Customer Interaction Skills," taught field service representatives how to deal with customers, and the third program "Selling Skills that Work," provided instruction for field sales personnel. The Company also marketed a proprietary software program called "Genie" used to permit trainers to devise and administer tests which students take on computers.

         In 1995, the Company was sued by Learning International, Inc., a competitor, alleging that the Company's "Customer Interaction Skills" and "Selling Skills that Work" programs infringed on its copyrights relating to similar products Learning International, Inc. was marketing. While the Company denied infringement, it did not have the resources to defend that action, and agreed, as part of a settlement, to discontinue the sale of those two programs effective January 31, 1996. During 1995, the Company also terminated all full-time employees, other than one executive officer and one sales person, and conducted its in-house marketing efforts through seven part-time sales employees. By the end of 1995, the Company terminated its efforts to sell training programs developed and owned by others.

         In October 1996, the Company determined to discontinue all of its in-house telemarketing efforts. The Company entered into an oral agreement with an independent sales representative to conduct all of the Company's product marketing efforts, which at that time consisted only of the Company's SMIP product, and terminated all part-time sales employees at that time. At that time, the Company determined to concentrate on providing consulting services through its president, William A. Hultgren.

Operations

         Revenues. Revenues by product and services were generated as follows from 1994 through 1997:

SOURCE                                                      1994        1995      1996        1997
                                                          --------   --------   --------   --------
Products
        SMIP                                              $399,910   $201,932   $122,105   $ 59,893
        Selling Skills That Work                            49,990     32,826      9,891        ---
        Writing to Get Things Done                             ---     39,440        ---        ---
        Other Products                                      22,132      5,608        ---     11,910
                                                          --------   --------   --------   --------
            Total Products                                $472,032   $279,806   $131,996   $ 71,803
Services
        Consulting                                        $ 81,900   $ 56,921   $ 62,571   $103,833
        Other                                                3,337      4,525      1,733        147
                                                          --------   --------   --------   --------
            Total Services                                $ 85,237   $ 61,446   $ 64,304   $103,980

                                                          $557,269   $341,252   $196,300   $175,783
                                                          ========   ========   ========   ========

         1995 as Compared to 1994. The Company's revenues decreased from $557,269 in 1994 to $341,252 in 1995, or a total of $216,017. This 39% decrease in sales was largely the result of an approximate $200,000 decrease in the sales of the Company's SMIP product. This decrease occurred, in management's belief, because the most obvious customers for the product had already been introduced to, or had purchased, the product, and customers for the SMIP products were increasingly difficult to identify. Cost of product sold and services rendered increased by $2,505 or 3%, from $73,105 to $75,610 primarily because of the higher cost associated with the purchase of a training program owned and developed by a third party which the Company marketed in 1995. Selling and general administrative expenses decreased $177,579 from 1994 to 1995, from $530,249 to $352,670, or 33%, reflecting primarily reduced commissions resulting from lower product sales, and to a lessor extent, a reduction in personnel. The $103,972 loss in 1995 exceeded the $63,038 loss in 1994, and was primarily due to the lower revenue generated in 1995 as compared to 1994.

         1996 as Compared to 1995. Revenues continued to decline from 1995 to 1996, from $341,252 to $196,300, a total of $144,952, or 42%. The decline in revenues in 1996 was attributable to a further decline in sales of the Company's Statistical Methods products, from approximately $202,000 in 1995 to $122,000 in 1996, the fact that the Company did not sell the training product of a third party which generated $39,440 of sales in 1995; and the loss of the Selling Skills that Work product that the Company stopped selling in January 1996, and which accounted for $32,826 of revenues in 1995 and only $9,891 in 1996. While revenues declined, the cost of producing products and services increased $43,593, from $75,610 to $119,203, or 58%. This increase was attributable in part to the fact that a greater percentage of the revenues, 32% as opposed to 17%, were generated in 1996 as compared to 1995 from consulting services, which have lower revenue to cost margins. Selling, general and administrative expenses dropped $198,596, from $352,670 to $154,074, or 56%, largely the result of a lower commission expense associated with lower product sales; the termination of all of the Company's employees, except for its president, in 1995; and the termination of the Company's office lease. The net profit in 1996 of $68,452 was primarily the result of the forgiveness by the Company's two executive officers of a $113,127 obligation to fund a deferred compensation plan, and the forgiveness of $32,402 in interest due on the Company's debentures which were forgiven and converted into common stock of the Company.

         1997 as Compared to 1996. Revenues of $175,783 in 1997 represented a $20,517, or 10%, decrease from the 1996 revenues of $196,300. This reduction was attributable to a reduction in sales of the proprietary products, offset partially by a $41,262 increase in revenues from consulting services which made up $103,833, or 59%, of the Company's revenues in 1997. Cost of product sold and services rendered decreased $19,398, from $119,203 to $99,805, or 16%, from 1996 to 1997, reflecting lower product sales with higher margins, offset partially by the higher cost margins associated with consulting services. Selling, general and administrative expenses decreased $62,027, from $154,074 to $92,047, or 40%, as the result of lower product sales and a corresponding reduction in commission expense.

         Future Operations. Unless the merger between the Company's subsidiary, Acquisition Co., and Peoples Publishing is consummated as described below, the Company anticipates revenues will stabilize to approximately the 1997 levels, with a gradual deterioration due to the likelihood that product sales will continue to decrease as the Company's current Statistical Methods products become older, outdated and over exposed. As a result, the Company anticipates that revenues in the future will be generated increasingly by the consulting services provided by its president, William A. Hultgren. This paragraph contains forward looking statements which may not come true. The future existence of the Company's business is almost entirely dependent upon the continued efforts of William A. Hultgren, and the loss of Mr. Hultgren's services would almost certainly cause a termination of the Company's business.

Liquidity and Capital Resources

         Current. At December 31, 1997, the Company had cash and cash equivalents of only $10,537, and a deficit net worth of $662. At the current level of the Company's operations, and assuming the continued consulting services provided by William A. Hultgren, the Company's capital resources are sufficient to continue the Company's operations for more than the next 12 months. However, without additional capital, the Company cannot develop new training programs, which its management believes is critical for the future success of its instructional products business and the growth of the Company. It is unlikely that the Company will be able to attract such capital in the future.

Other

         Year 2000. The Company's operations and systems are not subject to any material costs, risks or uncertainties which would result upon the occurrence of the year 2000.

         Debenture Conversion and Forgiveness. In 1986, the Company issued $473,000 in principal amount of debentures convertible into common stock of the Company at $1.25 per share, designated as the "12?% Subordinated Convertible Debentures due 1988" (the "Debentures"). The Company was unable to pay the Debentures when they became due on January 1, 1988, and negotiated revisions to the Debentures, with all Debenture holders, except for one holder having a Debenture in the principal amount of $3,000, who was paid in full in 1988. These revisions resulted in an extension of the due date on the Debentures to January 1, 1990. In exchange for the due date extension, the Debenture holders were granted the right to convert the face amount of the Debentures into the Company's common stock at a rate of $.50 per share through 1988, and $0.75 per share through 1989. As part of the negotiation, the Debenture holders also agreed to forgive $58,700 in unpaid interest due in 1987.

         During 1988, $233,000 of the Debentures (based upon the principal amount due) were converted into 466,000 shares of the Company's common stock, leaving a principal balance of $234,000 due under the Debentures.
No Debentures were converted into common stock in 1989.

         The Company was unable to pay the principal amount of $327,000 due on the Debentures in 1990, and devised a plan whereby it would make periodic principal payments to the remaining Debenture holders, along with interest. The Company, as part of that plan, extended the rights of Debenture holders to convert a Debenture into common stock at $0.75 per share based upon the face amount of the Debenture. By the end of 1992, the Company had reduced the principal amount due on the Debentures to $129,609. The Company continued to pay interest on the $129,609 of principal amount remaining due on the Debentures through 1993. No interest was paid after that date.

         In March 1996, the Company offered to permit the Debenture holders the right to convert 1% of each $1.00 of principal amount due on the Debentures into the Company's common stock, at the rate of 5 shares for every $0.01 of principal amount converted, if the Debenture holders would forgive payment of interest and the remaining principal amount due on the Debentures. In consideration for this conversion and forgiveness by all Debenture holders, the Company's two executive officers, William A. Hultgren and Roland G. Barrett, agreed that they would give the Company a general release for all obligations due them, including the cancellation of a wage continuation plan set up for their benefit, forgiving a $113,127 accrual on the Company's books to fund that plan. All of the remaining Debenture holders accepted the Company's offer, and in October 1996, the Company issued 648,052 shares of its common stock to the Debenture holders.

Merger Transaction

         In September 1998, the Company and its newly formed and wholly-owned subsidiary, Peoples Acquisition Corporation ("Acquisition Co."), entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Peoples Publishing Group, Inc. ("Peoples Publishing"), a Pennsylvania corporation. The Merger Agreement constitutes an amendment to and a restating of an Agreement and Plan of Merger entered into between the Company and Peoples Publishing on June 4, 1998, and is accordingly made effective as of that date. Peoples Publishing, with principal offices in Maywood, New Jersey, is engaged primarily in the publishing of books for use in elementary and secondary schools, grades K through 12.

         Under the terms of the Merger Agreement, Peoples Publishing will merge with Acquisition Co., and the separate existence of Acquisition Co., which was formed only to engage in the merger (the "Merger"), will cease.
Peoples Publishing will then be the wholly owned subsidiary of the Company.

         To facilitate the Merger, on August 31, 1998, the Board of Directors of the Company voted to establish three new classes of capital stock out of the 4,000,000 undesignated shares authorized by the Company's Articles of Incorporation. The rights and privileges of each of the three new classes of Concourse capital stock are summarized as follows:

         - 1998 Convertible Stock. The Board of Directors established 600,000 shares of the 1998 Convertible Stock (the "1998 Stock"). Each share of the 1998 Stock is convertible into 21.75 shares of the Company's common stock, subject to adjustment in certain cases to prevent dilution of the interests of the holders of 1998 Stock until December 31, 2001, when the 1998 Stock will be convertible into 10 shares of the Company's common stock in lieu of 21.75 shares of the Company's common stock. Each holder of the 1998 Stock has one vote, on all matters submitted to the capital stockholders of the Company, for each share of the Company's common stock that holder would be entitled to receive upon conversion of 1998 Stock into the Company's common stock. The 1998 Stock does not have preferential rights as to dividends or distributions upon liquidation.

         - 1990 Redeemable Cumulative Convertible Preferred Shares. The Board of Directors established 1,300,000 shares of the 1990 Redeemable Cumulative Convertible Preferred Shares, having a par value of $0.001 per share (the "1990 Stock"). Each share of 1990 Stock is convertible into 21.75 shares of the Company's common stock, subject to adjustment in certain cases to prevent dilution of the interests of the holders of 1990 Stock. Each holder of 1990 Stock has one vote, on all matters submitted to the capital stockholders of the Company, for each share of the Company's common stock that holder would be entitled to receive upon conversion of the 1990 Stock into the Company's common stock. The holders of 1990 Stock are entitled to receive a lump sum cash dividend of $0.37 per share plus quarterly cash dividends at the rate of $0.042 per annum per share, if the Company has sufficient quarterly earnings, and if adequate cash, after establishing a reasonable cash reserve, is available for such payment. Dividends will be payable on the last day of each calendar quarter, and will begin to accumulate for the quarter beginning October 1, 1998. In the event of liquidation of the Company, holders of the 1990 Stock would be entitled to receive $0.84624 per share in cash out of the assets of the Company distributed in such liquidation, and all unpaid but accrued dividends. If assets are not sufficient to make such payments in full, along with payment obligations to the holders of 1993 Stock (discussed below), the holders of 1990 Stock and the holders of 1993 Stock would share distributions pro-rata, based upon the full amount they would otherwise have been entitled to receive.

               On August 24, 2000, 2001 and 2003, the Company is required to redeem up to one third of the outstanding 1990 Stock at a price of $0.84624 per share, plus all cumulated but unpaid dividends due thereon, only if adequate funds are available to effect such redemption. If less than adequate funds are available, the Company must redeem such number of shares of the 1990 Stock as it can.

         - 1993 Redeemable Cumulative Convertible Preferred Shares. The Board of Directors established 700,000 shares of the 1993 Redeemable Cumulative Convertible Preferred Shares, having a par value of $0.001 per share (the "1993 Stock"). Holders of the 1993 Stock have substantially identical rights as the 1990 Stock, with respect, among other things, to voting conversion, conversion rate adjustments, dividends, liquidation and redemption, except that (i) holders of the 1993 Stock are entitled to a lump sum cash dividend of $0.33 per share, plus quarterly cash dividends of $0.062 per annum per share, and (ii) the per share payment upon liquidation or redemption is $1.25 per share plus unpaid but accrued dividends.

         In consideration of the transaction, the holders of the capital stock of Peoples Publishing will receive the following:

               (i) holders of common stock of Peoples Publishing will receive 600,000 shares of 1998 Stock of the Company, convertible (until December 31, 2001) into approximately 13,050,000 shares of the Company's common stock;

               (ii) holders of 1990 Redeemable Cumulative Convertible Preferred Stock of Peoples Publishing will receive 1,278,120 shares of 1990 Stock of the Company, convertible into approximately 27,799,110 shares of the Company's common stock; and

               (iii) holders of 1993 Redeemable Cumulative Convertible Preferred Stock of Peoples Publishing will receive 680,000 shares of 1993 Stock of the Company, convertible into approximately 14,790,000 shares of the Company's common stock.

In addition, holders of options to purchase 128,000 shares of Peoples Publishing's common stock at an average price of $1.25 per share will receive similar options to purchase 2,784,000 shares of common stock of the Company at an average price of $0.0575 per share. The actions of the Board of Directors in establishing the new shares obliges the Company to take action necessary to increase the Company's authorized common stock in order to facilitate the conversion rights granted to those newly established shares. Accordingly, following the Merger, the Company's common stock holders will be asked to vote in favor of an amendment to the Company's Articles of Incorporation, which, among other things, would increase the authorized common stock (currently 6,000,000 shares) in order to accommodate such conversion.

         Peoples Publishing has loaned the Company $25,000 to pay certain legal and accounting expenses incurred in connection with the proposed Merger, including the filing of certain documents with the Securities and Exchange Commission pursuant to the requirements of the Securities Exchange Act of 1934. If the Merger is not consummated for reasons other than a breach of warranty or default on the part of the Company, the $25,000 loan will be forgiven.

         The Merger Agreement contemplates that each of the current members of the Board of Directors of the Company, with the exception of William A. Hultgren, will resign at the time the transaction is completed. In addition, it is contemplated that, following the Merger, Mr. Hultgren will be terminated as an employee of the Company and will acquire the Company's current assets in exchange for the assumption of its liabilities.

         The Merger is expected to be completed on or about October 1, 1998. Closing of the Merger is contingent upon a number of factors, including the continued accuracy of warranties and representations made in the Merger Agreement by each party. There is no assurance that the Merger will be completed.

ITEM 7 - FINANCIAL STATEMENTS

         (See Index to Financial Statements attached)

ITEM 8 - CHANGE IN AND DISAGREEMENTS WITH ACCOuNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company engaged Casey Menden & Co., P.A., Bloomington, Minnesota, on January 9, 1995, to act as the Company's certified public accounting firm to audit the financial records of the Company for 1994. Casey Menden & Co.,, P.A., was engaged to replace Fox McCue and Company as previously reported in the Company's Form 10-K for 1994. On approximately December 1, 1995, Casey Menden & Co., P.A. notified the Company that it was not qualified to act as the auditor and certified public accounting firm for companies filing periodic reports under the Securities Exchange Act of 1934, and resigned as the Company's auditors . On June 10, 1998, the Company appointed McGladrey & Pullen LLP to act as its certified public accounting firm. There were no disagreements between the Company and Casey Menden & Co., P.A. on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and respective positions of the directors and executive officers of the Company as of the date hereof are as follows:

NAME                            AGE       POSITION                              SERVED AS A DIRECTOR SINCE
----                            ---       --------                              --------------------------
William A. Hultgren             57        President and  Chief Executive                    85
                                          Officer, Treasurer and Chief
                                          Financial Officer, and a Director

Roland G. Barrett               54        Director                                          86

Orville H. Huseby               56        Director                                          85

Oris C. Beucler                 57        Director                                          81

Stephen A. Muscanto             56        Director                                          88


          WILLIAM A. HULTGREN, the Company's president and chief executive officer, and treasurer and chief financial officer, has served in those capacities since August 1995. From November 11, 1985 to September 1995, Mr. Hultgren was the Company's chairman of the board and chief executive officer.

          ROLAND G. BARRETT has been the chief executive officer and a principal owner of Homeworx Partners, Inc. since April 1996. Homeworx Partners, Inc., with principal offices in New Brighton, Minnesota, is engaged in the construction of homes in the Minneapolis/St. Paul, Milwaukee and Cedar Rapids metropolitan areas. From August 1995 to March 1996, Mr. Barrett acted as chief operating officer of President Homes, Inc., with principal offices in Minneapolis, Minnesota. President Homes, Inc. was in the business of constructing homes in the upper midwest, including the states of Minnesota, Iowa and Wisconsin. From March 1986 until August 1995, Mr. Barrett was employed by the Company were he acted as its president and chief operating officer, and treasurer and chief financial officer.

          ORIS C. BEUCLER has been a self employed management and business valuation consultant in Minneapolis, Minnesota since 1979.

          STEPHEN A. MUSCANTO has been employed by Pneuseal International Corporation as chief operating officer since October 1991, and as president and chief executive officer since January 1994. Pneuseal International Corporation is engaged in manufacturing heat sealing equipment with principal offices in St. Paul, Minnesota. From June 1990 to April 1991, Mr. Muscanto was the manager of manufacturing for Dresser-Rand, Electric Machinery in Minneapolis, Minnesota. Dresser-Rand is engaged in the manufacture of turbines, compressors, generators and electric motors with principal offices in Corning, New York.

          ORVILLE H. HUSEBY, has been the chief executive officer, and the majority shareholder of, Variant, Inc. since March 1987. Variant, Inc. is an importer and distributor of specialty products used primarily as advertising and promotional items by other businesses, and has its offices in Minneapolis, Minnesota.

          The Company's Board of Directors does not have any standing audit or nominating committees, or any other committee.

          Directors of the Company are elected to one-year terms at the annual meeting of its shareholders and serve until a successor has been elected and qualified. A meeting of the shareholders was last held on April 27, 1990. Officers of the Company serve at the discretion of the Board of Directors.

Reporting under Section 16(a) of the Securities Exchange Act of 1934

          As the Company's common stock is not registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), none of the executive officers or directors of the Company, or persons who beneficially own more than 10 percent of the Company's outstanding shares of common stock, are subject to
Section 16 of the Exchange Act or required to file initial reports of ownership and reports of changes in ownership of equity securities of the Company with the Securities and Exchange Commission.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation of Chief Executive Officer

          The Summary Compensation Table below shows certain compensation information for the chief executive officer. Compensation data for other executive officers is not presented in the charts because annual bonus and salary compensation for such executive officers did not exceed $100,000 for services rendered in all capacities during the year ended December 31, 1995. For the years ended December 31, 1996 and 1997 there was only one executive officer of the Company. Compensation data is shown for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

NAME AND PRINCIPAL POSITION                 YEAR     SALARY ($)   ALL OTHER COMPENSATION ($)
     William A. Hultgren                    1997     36,100                   0
        President and Chief Executive       1996     65,485                   0
        Officer, and Treasurer and          1995     40,590                   0
        Chief Financial Officer             1994     72,000              17,652(1)
                                            1993     72,000               9,447(1)

(1) Includes salary continuation plan contributions by the Company of $17,652 and $9,447 for the fiscal years ended December 31, 1994 and 1993, respectively. The salary continuation plan was terminated in July 1996, and the only two participants in the salary continuation plan released the Company from liability for any accrual or other obligation under the plan. (See Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

Compensation of Directors

     Directors of the Company who are not employees are entitled to directors' fees, payable quarterly, equal to $200 for each meeting attending, and $200 for each executive committee meeting lasting more than one hour. One payment of $200 was made to each of Mr. Huseby and Mr. Beucler in 1994. No payments were made or accrued for 1995, 1996 or 1997 or to date in 1998.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of August 31, 1998, with respect to the number of the Company's shares of common stock beneficially owned by (i) each director, (ii) the Company's chief executive officer, (iii) each person beneficially owning more than 5% of the Company's outstanding shares of common stock, and (iv) all executive officers and directors as a group.

                                                        Percent of Total
Name and Address of Beneficial Owner    Shares Beneficially Owned  Outstanding Shares
------------------------------------    -------------------------  ------------------
William A. Hultgren                             232,500                   7.6%
2545 Dunwoody Avenue
Wayzata, MN  55391

Roland G. Barrett                               208,639                   6.8%
100 W. Elmwood Place
Minneapolis, MN  55419

Orville H. Huseby                               140,861                   4.6%
5412 Vining Point Road
Minnetonka, MN  55345

Stephen A. Muscanto                             196,200(1)                6.4%
2003 Skillman Avenue W.
Roseville, MN  55113

Oris C. Beucler                                 167,931                   5.5%
5959 Woodland Road
Minnetonka, MN  55345


Executive Officers
and Directors as a group
(5 persons)                                     946,131                  30.9%

(1) Includes 20,000 shares of the Company's common stock owned by Mr. Muscanto's son, and 11,735 shares owned by Mr. Muscanto's wife. Mr. Muscanto denies any beneficial interest in those shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Redemption of Shares

          In June, 1995, the Company redeemed 167,942 shares of its common stock for $840 from Capital Dimensions Venture Fund, inc. ("CDVF") which, at the time, owned approximately 7.5% of the Company's outstanding common stock. Under an agreement with the predecessor of CDVF, the Company was obligated to allow CDVF to designate a member of the Company's Board of Directors so long as it owned over 5% of the Company's common stock. Neither CDVF nor its predecessor Control Data Capital Corporation ever executed that right.

Forgiveness of Obligation to Executive Officers

          In July 1996, the Company's then executive officers, William A. Hultgren and Roland G. Barrett forgave an aggregate of $113,127 in debt due them from the Company under a wage continuation plan. (See "Item 6 Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources - Debenture Conversion and Forgiveness").

Issuance of Stock to Members of the Board of Directors

          On May 1, 1998, the Company issued 181,500 shares of its common stock to members of the Board of Directors for services rendered to the Company as follows:

             NAME                      NUMBER OF SHARES       VALUE OF SERVICES
             ----                      ----------------       -----------------
             Oris C. Beucler                100,500                $1,256
             Stephen A. Muscanto             81,000                $1,013

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)       (See "Index to Exhibits" attached)

(b) No reports were filed on Form 8-K during the last quarter of 1995, 1996 or 1997.


                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Concourse Corporation

                                          By:     /s/William A. Hultgren
                                                  ------------------------------
                                                  William A. Hultgren, Chief
                                                  Executive Officer

Dated: September ___, 1998

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/William A. Hultgren                                           September ___, 1998
-------------------------------------------------------------
William A. Hultgren, President and Chief Executive
Officer, Treasurer and Chief Financial Officer and a director


/s/Roland G. Barrett                                             September ___, 1998
-------------------------------------------------------------
Roland G. Barrett,  a director


/s/Orville H. Huseby                                             September ___, 1998
-------------------------------------------------------------
Orville H. Huseby, a director


/s/Oris C. Beucler                                               September ___, 1998
-------------------------------------------------------------
Oris C. Beucler, a director


/s/Stephen A. Muscanto                                           September ___, 1998
-------------------------------------------------------------
Stephen A. Muscanto, a director

No annual report covering Registrant's fiscal years ended December 31, 1995, 1996 or 1997, and no proxy statement, proxy or other proxy solicitation materials with respect to any meeting of the Registrant's shareholders held in 1995, 1996 or 1997, has been sent to the Registrant's shareholders. No such report or proxy materials are to be furnished to the Registrant's shareholders subsequent to the filing of this Form 10-KSB.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report                                            F-2

Financial Statements

     Balance sheets                                                     F-3

     Statements of operations                                           F-4

     Statements of stockholders' equity (deficit)                       F-5

     Statements of cash flows                                           F-6

     Notes to financial statements                              F-7 to F-11

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Concourse Corporation
Spring Park, Minnesota

We have audited the accompanying balance sheets of Concourse Corporation as of December 31, 1997, 1996, and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Concourse Corporation for the year ended December 31, 1994, were audited by other auditors whose report, dated March 21, 1995, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Corporation as of December 31, 1997, 1996, and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




St. Paul, Minnesota
July 8, 1998

CONCOURSE CORPORATION

BALANCE SHEETS
DECEMBER 31, 1997, 1996, 1995, AND 1994

ASSETS                                                       1997              1996             1995              1994
---------------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash                                             $        10,537       $    16,189      $    10,504       $    48,709
     Trade accounts receivable, less allowance for
         doubtful accounts of $3,000 (Note 8)                  32,835               877           35,605            37,964
     Inventories                                                6,525             6,320           60,591            89,686
     Prepaid expenses and other                                     -                 -            3,134            11,069
                                                      --------------------------------------------------------------------
                   TOTAL CURRENT ASSETS                        49,897            23,386          109,834           187,428
                                                      --------------------------------------------------------------------

Equipment, at cost
     Office equipment and furniture                            36,929            36,929           75,921            73,097
     Less accumulated depreciation                             35,830            34,661           65,381            60,672
                                                      --------------------------------------------------------------------
                                                                1,099             2,268           10,540            12,425
                                                      --------------------------------------------------------------------
                                                      $        50,996       $    25,654      $   120,374       $   199,853
                                                      ====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)

Current Liabilities
     Note payable to bank (Note 2)                    $             -       $         -      $         -       $    17,505
     Subordinated convertible debentures (Note 4)                   -                 -          129,609           129,609
     Trade accounts payable                                    13,267             8,335            6,963             2,016
     Accrued expenses:
         Compensation                                          36,002                 -           18,215            10,482
         Interest                                                   -                 -           32,402            16,201
         Other                                                  2,389             1,812            2,612            12,123
                                                      --------------------------------------------------------------------
                   TOTAL CURRENT LIABILITIES                   51,658            10,147          189,801           187,936
                                                      --------------------------------------------------------------------

Deferred Compensation Obligation (Note 5)                           -                 -          113,127            89,659
                                                      --------------------------------------------------------------------

Commitments and Contingencies (Notes 6, 7, and 10)

Stockholders' Equity (Deficit) (Note 9)
     Common stock, par value $0.01 per share                   27,046            27,046           20,566            22,245
     Additional paid-in capital                             1,951,385         1,951,385        1,828,256         1,827,417
     Accumulated deficit                                   (1,979,093)       (1,962,924)      (2,031,376)       (1,927,404)
                                                      --------------------------------------------------------------------
                                                                 (662)           15,507         (182,554)          (77,742)
                                                      --------------------------------------------------------------------
                                                      $        50,996       $    25,654      $   120,374       $   199,853
                                                      ====================================================================

See Notes to Financial Statements.

CONCOURSE CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, 1995, AND 1994

                                                  1997                1996               1995               1994
-------------------------------------------------------------------------------------------------------------------
Revenues (Note 8)                             $   175,783       $    196,300        $   341,252        $    557,269
                                              ---------------------------------------------------------------------

Costs, expenses, and other:
      Cost of products sold and
         services rendered                         99,805            119,203             75,610              73,105
      Selling, general, and
                administrative expenses            92,047            154,074            352,670             530,249
                                              ---------------------------------------------------------------------
                        TOTAL COSTS AND
                               EXPENSES           191,852            273,277            428,280             603,354
                                              ---------------------------------------------------------------------

                         OPERATING LOSS           (16,069)           (76,977)           (87,028)            (46,085)

Nonoperating income (expense):
      Deferred compensation
            obligation forgiven (Note 5)                -            113,127                  -                   -
      Accrued interest forgiven (Note 4)                -             32,402                  -                   -
      Interest expense                                  -                  -            (16,936)            (16,853)
      Other, net                                     (100)              (100)                (8)               (100)
                                              ---------------------------------------------------------------------
                   NET INCOME (LOSS)          $   (16,169)      $     68,452        $  (103,972)       $    (63,038)
                                              =====================================================================

Basic and diluted net income (loss)
     per common share                         $     (0.01)      $       0.03        $     (0.05)       $      (0.03)
                                              =====================================================================

Weighted-average common shares
     outstanding                                2,704,610          2,218,571          2,140,529           2,224,500
                                              =====================================================================

See Notes to Financial Statements.

CONCOURSE CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1997, 1996, 1995, AND 1994

                                                         Common Stock             Additional
                                                 ------------------------------    Paid-In      Accumulated
                                                    Shares         Amount          Capital        Deficit          Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                           2,224,500      $   22,245   $   1,827,417   $ (1,864,366)    $   (14,704)
   Net loss                                                  -               -               -        (63,038)        (63,038)
                                                 ----------------------------------------------------------------------------
Balance, December 31, 1994                           2,224,500          22,245       1,827,417     (1,927,404)        (77,742)
   Redemption of 167,942 shares of common stock       (167,942)         (1,679)            839              -            (840)
   Net loss                                                  -               -               -       (103,972)       (103,972)
                                                 ----------------------------------------------------------------------------
Balance, December 31, 1995                           2,056,558          20,566       1,828,256     (2,031,376)       (182,554)
   Conversion of subordinated debentures into
     common stock (Note 4)                             648,052           6,480         123,129              -         129,609
   Net income                                                -               -               -         68,452          68,452
                                                 ----------------------------------------------------------------------------
Balance, December 31, 1996                           2,704,610          27,046       1,951,385     (1,962,924)         15,507
   Net loss                                                  -               -               -        (16,169)        (16,169)
                                                 ----------------------------------------------------------------------------
Balance, December 31, 1997                           2,704,610      $   27,046   $   1,951,385   $ (1,979,093)    $      (662)
                                                 ============================================================================

See Notes to Financial Statements.

CONCOURSE CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, 1995, AND 1994

                                                                       1997              1996          1995           1994
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income (loss)                                                 $ (16,169)     $   68,452    $  (103,972)    $   (63,038)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation                                                        1,169           3,768          4,973           5,042
     Loss on disposals of equipment                                          -           3,014              -               -
     Deferred compensation expense (income)                                  -        (113,127)        23,468          31,664
     Forgiveness of accrued interest                                         -         (32,402)             -               -
     Changes in current assets and liabilities:
       Trade accounts receivable                                       (31,958)         34,728          2,359          26,827
       Inventories                                                        (205)         54,271         29,095          39,134
       Prepaid expenses and other                                            -           3,134          7,935          (4,109)
       Trade accounts payable                                            4,932           1,372          4,947         (36,044)
       Accrued expenses                                                 36,579         (19,015)        14,423         (25,256)
                                                                     --------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (5,652)          4,195        (16,772)        (25,780)
                                                                     --------------------------------------------------------

Cash Flows From Investing Activities
   Purchases of equipment                                                    -            (852)        (3,088)         (1,719)
   Proceeds from disposal of equipment                                       -           2,342              -               -
                                                                     --------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                -           1,490         (3,088)         (1,719)
                                                                     --------------------------------------------------------

Cash Flows From Financing Activities
   Net proceeds (payments) under line-of-credit agreement                    -               -        (17,505)         12,583
   Redemption of common stock                                                -               -           (840)              -
                                                                     --------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                -               -        (18,345)         12,583
                                                                     --------------------------------------------------------

          NET INCREASE (DECREASE) IN CASH                               (5,652)          5,685        (38,205)        (14,916)

Cash
   Beginning                                                            16,189          10,504         48,709          63,625
                                                                     --------------------------------------------------------
   Ending                                                            $  10,537      $   16,189    $    10,504     $    48,709
                                                                     ========================================================

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest                                                        $       -      $        -    $    16,936     $    16,853
     Income taxes                                                          100             100            100             100
                                                                     ========================================================

Supplemental Schedule of Noncash Investing and Financing Activities
   Conversion of subordinated debentures into common stock (Note 4)  $       -      $  129,609    $         -     $         -
   Forgiveness of accrued interest (Note 4)                                  -          32,402              -               -
                                                                     ========================================================

See Notes to Financial Statements.

CONCOURSE CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Concourse Corporation is engaged in the business of developing and marketing computer-assisted instruction programs and packaged instructional seminars for business and industry, as well as related consulting services. Credit terms are established on a customer-by-customer basis. Since October 1996, all of the Company's revenue has been generated by the Company's president, who is also its only employee.

REVENUE RECOGNITION: The Company recognizes revenue upon either the shipment of its products to the customer or upon completion of each seminar conducted on behalf of a customer.

INVENTORIES: Inventories, consisting primarily of finished goods (educational materials), are stated at the lower of cost (specific-identification method) or market. The first-in, first-out (FIFO) method is used for valuing inventoriable production and outside vendor service costs.

DEPRECIATION: Depreciation for office equipment and furniture is computed by using the straight-line method based on estimated useful lives of five to seven years.

NET INCOME (LOSS) PER SHARE: The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share, which superseded APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company has applied Statement No. 128 for all periods presented, as required by the statement.

During 1997, the Company had no potential common stock instruments outstanding. During 1996, 1995, and 1994, the Company had convertible subordinated debentures outstanding. However, the inclusion of those debentures in the calculation of diluted net income (loss) per share would have had an antidilutive effect and, accordingly, were not included in this calculation. Therefore, basic and diluted income (loss) per share amounts are the same for each period presented.

INCOME TAXES: Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred taxes are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.

CONCOURSE CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MANAGEMENT ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments: cash, trade accounts receivable, and accounts payable. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are the carrying amounts reflected on the balance sheet. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.


NOTE 2.  LINE OF CREDIT

The Company had a $39,000 bank line-of-credit agreement secured by cash equivalents and a corporate guarantee. As of December 31, 1994, the balance outstanding under this agreement was $17,505. There was no balance outstanding as of December 31, 1995, as the agreement expired in October 1995. The Company did not obtain a renewal of this agreement in 1996 or 1997.


NOTE 3.  INCOME TAXES

A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows:


                                                                         December 31
                                           ---------------------------------------------------------------------
                                                  1997              1996             1995               1994
----------------------------------------------------------------------------------------------------------------
Computed "expected" federal tax
  expense (benefit) at statutory rates           $  (5,000)        $   23,000        $ (34,000)        $(21,000)
Effect of income taxed at lower rates                3,000            (12,000)          12,000           11,000
State income taxes, net of federal benefit               -             (3,000)               -                -
Net operating losses unused (used)                   2,000            (10,000)          19,000            2,000
Other                                                    -              2,000            3,000            8,000
                                                 ---------------------------------------------------------------
                                                 $       -         $        -        $       -         $      -
                                                 ===============================================================

Net deferred taxes included the following at December 31, 1997, 1996, 1995, and 1994:


                                                  1997              1996              1995            1994
--------------------------------------------------------------------------------------------------------------
Deferred tax assets                            $   289,000       $   287,000     $   297,000       $ 278,000
Valuation allowance for deferred tax
  assets                                          (289,000)         (287,000)       (297,000)      $(278,000)
                                               ---------------------------------------------------------------
Net                                            $         -       $         -     $         -               -
                                               ===============================================================

CONCOURSE CORPORATION

NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 3.     INCOME TAXES (CONTINUED)
Deferred tax assets are comprised of the following at December 31, 1997, 1996, 1995, and 1994:


                                                  1997              1996             1995              1994
--------------------------------------------------------------------------------------------------------------
Loss carryforwards                         $         289,000  $       287,000   $     275,000     $    263,000
Accrued expenses                                           -                -          22,000           15,000
                                           -------------------------------------------------------------------
Subtotal                                             289,000          287,000         297,000          278,000

Valuation allowance for deferred tax
  assets                                            (289,000)        (287,000)       (297,000)        (278,000)
                                           -------------------------------------------------------------------
                                           $               -  $             -   $           -     $          -
                                           ===================================================================

At December 31, 1997, the Company has approximately $1,927,000 of federal net operating loss (NOL) carryforwards available to offset future taxable income. These NOL carryforwards expire as follows:


Years ending December 31:
   1998                                                                                       $          115,000
   1999                                                                                                  876,000
   2000                                                                                                  442,000
   2001                                                                                                  154,000
   2004                                                                                                   23,000
   2006                                                                                                   76,000
   2008                                                                                                   37,000
   2009                                                                                                   30,000
   2010                                                                                                   81,000
   2011                                                                                                   77,000
   2012                                                                                                   16,000
                                                                                              ------------------
                                                                                              $        1,927,000
                                                                                              ==================

The planned merger (see Note 10), if completed, will limit the annual availability of the aforementioned NOL carryforwards.


NOTE 4. SUBORDINATED CONVERTIBLE DEBENTURES

In February 1986, the Company sold $473,000 of 12.5 percent subordinated convertible debentures pursuant to registration exemptions provided by federal and state securities laws. The debentures were issued in $1,000 denominations and at the time of issuance were convertible into common stock at $1.25 per share, or 800 shares per denomination.

CONCOURSE CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4. SUBORDINATED CONVERTIBLE DEBENTURES (CONTINUED)

During 1987, the Company negotiated revisions with the debenture holders whereby the maturity date was extended to January 1, 1990, as well as changes to the conversion features and interest payments.

As a result of insufficient funds, the Company was unable to repay the debentures which became due and payable on January 1, 1990. The remaining principal of outstanding debentures was $129,609 at December 31, 1995, as a result of periodic payments made to debenture holders during 1990 to 1992, including interest thereon. The remaining accrued interest related to these debentures was $32,402 at December 31, 1995. During 1996, these debentures were converted into 648,052 shares of common stock. The related accrued interest of $32,402 was forgiven and is included as a component of nonoperating income for the year ended December 31, 1996.


NOTE 5.  DEFERRED COMPENSATION

In 1989, the Company entered into nonqualified deferred compensation agreements for the benefit of two key executives, one of which is a stockholder. The agreements provided for a postretirement benefit to be paid for ten years immediately following retirement. The agreements also contained early death and disability benefit provisions. During 1996, the two key executives covered by the agreements released the Company from these deferred compensation obligations in full, and no additional future benefit payments related to these agreements are required by the Company. Accordingly, in 1996, the Company recognized income resulting from the reversal of the related deferred compensation obligation.


NOTE 6.  LEASE COMMITMENT

The Company had a lease commitment on the office space it used to conduct business during 1994 and 1995. Rent expense was $33,179 and $30,933 for 1995 and 1994, respectively. This lease commitment expired at December 31, 1995. The Company renewed this commitment for reduced space through October 1996, at which point the lease was terminated altogether. Since this time, the Company has operated out of the home of its president, who is also its only employee. No other lease commitments have been incurred during the year ending December 31, 1997.


NOTE 7.  LITIGATION

The Company was named in a legal action alleging violations of copyright laws and illegal trade practices. This litigation was fully settled in 1995.


NOTE 8.  MAJOR CUSTOMER

As of and for the year ended December 31, 1997, 96 percent of the Company's trade accounts receivable were from one customer, and 53 percent of the Company's revenues for the year were from this same customer. There were no major customers for the years ending December 31, 1996, 1995, or 1994.

CONCOURSE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 9.  AUTHORIZED SHARES

The Company has 10,000,000 shares of capital stock authorized for issuance. Of these shares, 6,000,000 are designated as common stock and 4,000,000 are undesignated.


NOTE 10.  MERGER

In September 1998, the Company and its newly formed and wholly-owned subsidiary, Peoples Acquisition Corporation (PAC), entered into an Amended and Restated Agreement and Plan of Merger (Merger Agreement) with Peoples Publishing Group, Inc. (PPG), a Pennsylvania corporation. Under the Merger Agreement, which is effective as of June 4, 1998, PPG will be merged with PAC and become the surviving corporation. Following the merger, the shareholders of PPG will own approximately 95 percent of the Company's outstanding voting capital stock. PPG, with principal offices in Maywood, New Jersey, is engaged primarily in the publishing of books for use in elementary and secondary schools, grades K through 12.

The merger is expected to be completed on or about October 1, 1998. Closing of the merger is contingent upon a number of factors, including the continued accuracy of warranties and representations made in the Merger Agreement by each party. There is no assurance that the merger will be completed.


NOTE 11.  SUBSEQUENT EVENT

Subsequent to year end, the Company's general counsel agreed to forgive approximately $17,000 of indebtedness owed by the Company. The Company also issued 75,000 shares of common stock to its general counsel for services rendered to the Corporation, valued by the Board of Directors at approximately $930.

                                INDEX TO EXHIBITS

3(i)(1)   Restated Articles of Incorporation of Registrant

3(ii)(1)  Restated By-Laws of Registrant

4.1(1)    Specimen of Common Stock Certificate (See also Exhibits 3.1 and 3.2

4.2(2)    12 1/2% Subordinated Convertible Debenture, Due 1990

4.3(3) Company's offer to repay the 12 1/2% Subordinated Convertible Debentures, due 1990, dated December 15, 1989

4.4       Designation of 1998 Convertible Stock

4.5       Designation of 1990 and 1993 Redeemable Cumulative Convertible Stock

10.3(3)   Salary Continuation Agreement dated
          March 30, 1989, between Registrant and William A. Hultgren

10.4(3)   Salary Continuation Agreement dated
          March 30, 1989, between Registrant and Roland G. Barrett

10.5(5)   Lease Agreement dated October 17, 1994 covering
          Registrant's facilities

10.6 Amended and Restated Agreement and Plan of Merger dated as of June 4, 1998, between the Registrant, Peoples Acquisition Corporation and The Peoples Publishing Group, Inc.

16.1(4)   Letter dated February 14, 1995 from Fox, McCue and Company, P.A.

27.1      Financial Data Schedule
------------------------
(1) Incorporated by reference to Registrant's Registration Statement on Form S-18, No. 2086551C, filed with the Securities and Exchange Commission.

(2) Incorporated by reference to the Registrant's Form 10-K for the year 1987 filed with the Securities and Exchange Commission.

(3) Incorporated by reference to the Registrant's Form 10-K for the year 1989 filed with the Securities and Exchange Commission.

(4) Incorporated by reference to the Registrant's Form 8-K with a date of report of January 9, 1995 filed with the Securities Exchange Commission.

(5) Incorporated by reference to the Registrant's Form 10-K for the year 1994 filed with the Securities and Exchange Commission.