Form 10QSB
period 1998-03-31
CONCOURSE CORP
filed 1998-10-28
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
(No Fee Required)
For the transition period from           to            .
                               ---------    -----------

                          Commission File No. 2-86551C

                              Concourse Corporation
                              ---------------------
                 (Name of small business issuer in its charter)

        Minnesota                                41-1368898
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

                  2545 Dunwoody Lane, Wayzata, Minnesota 55391
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (612) 471-7246
                                 --------------
                            Issuer's telephone number


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,067,502 shares of Common Stock (par value $0.01 per share) outstanding on September 30, 1998.

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                              Concourse Corporation

                      Condensed Balance Sheets (Unaudited)

                                                 March 31, 1998         December 31, 1997
                                                 --------------         -----------------
Assets
Current assets
     Cash and cash equivalents                        $ 9,942                   $10,537
     Accounts receivable                               30,368                    32,835
     Inventory                                          4,845                     6,525
                                                      -------                   -------
           Total current assets                        45,155                    49,897
Equipment, furniture and
     leasehold improvements                            36,929                    36,929
     Less accumulated depreciation                    (36,038)                  (35,830)
                                                      -------                   -------
           TOTAL ASSETS                               $46,046                   $50,996

Liabilities and Stockholder Equity

Current liabilities
     Accounts payable                                  10,201                    13,267
     Accrued expenses - employees                      35,072                    36,002
     Accrued expenses and taxes                         3,252                     2,389
                                                      -------                   -------

           TOTAL LIABILITIES                          $48,525                   $51,658

Stockholder's equity (deficiency in assets)
     Capital stock, 10,000,000 authorized;
     6,000,000 designated as common stock,
     par value $0.01; 2,704,600 issued and
     outstanding at December 31, 1997 and
     March 31, 1998.                                   27,046                    27,046
Additional paid-in-capital                          1,951,385                 1,951,385
Retained earnings (deficit)                        (1,980,910)               (1,979,093)
                                                   ----------                ----------
           TOTAL STOCKHOLDERS EQUITY                   (2,479)                     (662)
                                                   ----------                ----------
           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                  $   46,046               $    50,996
                                                   ==========               ===========


                              Concourse Corporation

                    Condensed Statement of Income (Unaudited)



                                              Three Months Ended
                                         ----------------------------
                                         March 31,          March 31,
                                          1998               1997

Revenues                                   $60,910         $30,970
                                           -------         -------


Costs and Other Expenses:
    Cost of products sold and
    services rendered                       45,821           8,138

    Selling, general and
    administrative expenses                 16,906          22,559

    Product development                          0           1,235
                                            ------           -----

    Total Costs and Expenses                62,727          31,932
                                            ------          ------

         Operating Loss                    ($1,817)        ($  962)
                                           =======         =======



Retained Earnings

    Deficit at beginning of period      (1,979,093)     (1,962,924)

    Deficit at end of period            (1,980,910)     (1,963,886)

    Profit (loss) per common share           ($.00)          ($.00)

    Weighted average no. of
    shares outstanding                    2,704,600       2,704,600


                              Concourse Corporation

                Cash Flows from Operating Activities (Unaudited)


                                                          Three Months Ended
                                                 March 31, 1998         March 31, 1997
                                                 --------------         --------------

Net income (loss)                                     $(1,817)                $ (962)

Adjustments to reconcile net income
     to net cash provided by operating
     activities:

Depreciation                                              208                    367

(Increase) decrease in accounts receivable              2,467                 (7,951)

(Increase) decrease in inventory                        1,680                    784

Increase (decrease) in accounts payable                (3,066)                     0

Increase (decrease) in accrued expenses                   (67)                   163

Net cash provided by (used in) investing
   activities                                               0                      0
                                                       ------                 ------

NET INCREASE (DECREASE) IN CASH                          (595)                (7,599)
                                                       ======                 ======


Supplemental Cash Flow Information

Cash at beginning of period                            10,537                 16,189
Cash at end of period                                   9,942                  8,590

Cash paid during the period for interest
     or income taxes                                      100                    100


Notes to Interim Financial Statements

March 31, 1998

NOTE 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of results of operations, financial position and changes in financial position in conformity with generally accepted accounting principles. The accompanying unaudited financial statements contain, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods presented.

NOTE 2 - Net Income Per Share

     Net income per common share is computed by dividing net income by the number of common shares and common share equivalents outstanding.


Item 2.  Management's Discussion and Analysis or Plan of Operation

General

     Through its President, William A. Hultgren, the Company provides consulting and training services to companies engaged in manufacturing and management quality improvement programs. In addition, through one independent sales representative, the Company markets a proprietary product called SMIP, in both computer-aided and video versions, which facilitates the training of manufacturing floor personnel in the use of statistical methods to achieve quality control. Most of the Company's revenues are derived from consulting and training services. Until consummation of the merger described below, the Company will continue to focus on professional consulting services, and the sale of its SMIP product, while maintaining tight control over expenditures and conserving working capital.

     The Company and its newly formed subsidiary ("Peoples Acquisition Corporation"), entered into an Amended and Restated Agreement and Plan of Merger in September 1998, with The Peoples Publishing Group, Inc. ("Peoples") whereby Peoples will be merged into the Company's subsidiary, and will be the surviving corporation. Peoples, with principal offices in Maywood, New Jersey, is engaged primarily in the publishing of books for use in elementary and secondary schools, grades K through 12. Upon completion of the merger, which is expected as of November 1, 1998, the shareholders of Peoples will own approximately 95% of the Company's voting equity securities, and the business of the Company will be that of Peoples. There are no assurances that the merger will be consummated.

Results of Operations

     Revenues of $60,910 for the three months ending March 31, 1998, increased by $29,940, or 97%, when compared to the same period in 1997. Of the 1998 revenues, $40,088 were generated from consulting services provided to clients by the Company's one executive officer. The increase in the first quarter 1998 revenues came entirely from consulting services, offset partially by a small decrease in sales of training products during the same periods. Virtually all consulting services revenue is passed to the Company's executive officer as compensation, accounting for the $37,683, or a 463%, increase in cost of products sold and services rendered in the first quarter of 1998, over the same quarter in 1997. Selling, general and administrative expenses decreased by $5,653, or 25%, in the first quarter of 1998 as compared to 1997, primarily as the result of a reduction in administrative salaries, insurance costs and promotional expenses, offset in part by an increase in payroll and unemployment taxes as a result of an increase in the president's salary reflected in cost of goods sold. The Company had a loss of $1,817 for the quarter ended March 31, 1998, compared to a loss of $962 for the comparative quarter in 1997, which does not represent a material change.

Liquidity and Capital Resources

     The Company's working capital deficit of $3,370 at March 31, 1998, represents only a slight $1,609 decrease in working capital from December 31, 1997. All other balance sheet changes were similarly immaterial. During the remainder of 1998, and until the consummation of the merger, the Company expects to rely on revenues from continuing operations to fund the business. Because of the Company's low and controlled overhead, and assuming that it will not be called upon to repay a $25,000 loan made to the Company in its second quarter of 1998, the Company's cash on hand should be sufficient to permit the Company to operate for at least the next 12 months.


                                     PART 2

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      October 27, 1998            CONCOURSE CORPORATION


                                        /s/ William A. Hultgren
                                        ----------------------------------------
                                        William A. Hultgren, President and Chief
                                        Executive Officer, and Treasurer and
                                        Chief Financial Officer