Form 10QSB
period 1998-06-30
CONCOURSE CORP
filed 1998-10-28
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

[  ]     Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 (No Fee Required)
For the transition period from _______________ to _______________.

                          Commission File No. 2-86551C

                              Concourse Corporation
                              ---------------------
                 (Name of small business issuer in its charter)

                 Minnesota                                   41-1368898
      -----------------------------                   -------------------------
     (State or other jurisdiction of       ( I.R.S. Employer Identification No.)
      incorporation or organization)

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



                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              Concourse Corporation

                      Condensed Balance Sheets (Unaudited)

                                                 June 30, 1998          December 31, 1997
                                                 -------------          -----------------
Assets

Current assets
     Cash and cash equivalents                        $16,630                   $10,537
     Accounts receivable                               28,596                    32,835
     Inventory                                          2,513                     6,525
                                                      --------                  -------
           Total current assets                        47,739                    49,897
Equipment, furniture and
     leasehold improvements                            36,929                    36,929
     Less accumulated depreciation                    (36,246)                  (35,830)
                                                      --------                  --------
           TOTAL ASSETS                               $48,422                   $50,996

Liabilities and Stockholder Equity


Current liabilities
     Accounts payable                                  13,195                    13,267
     Note payable                                      25,000                         0
     Accrued expenses - employees                      31,634                    36,002
     Accrued expenses and taxes                         2,564                     2,389
                                                       ------                   -------
           TOTAL LIABILITIES                          $72,393                   $51,658

Stockholder's equity (deficiency in assets)
     Capital stock, 10,000,000 authorized;
     6,000,000 designated as common stock,
     par value $0.01; 2,704,600 issued and
     outstanding December 31, 1997 and
     3,067,502 issued and outstanding
     June 30, 1998                                     30,675                    27,046
Additional paid-in-capital                          1,951,385                 1,951,385
Retained earnings (deficit)                        (2,006,031)               (1,979,093)
                                                   -----------               -----------
           TOTAL STOCKHOLDERS EQUITY                  (23,971)                     (662)
                                                   -----------               -----------
           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                  $   48,422               $    50,996
                                                   ===========              ============



                                            Concourse Corporation

                                  Condensed Statement of Income (Unaudited)


                                              Three Months Ended                       Six Months Ended
                                        -----------------------------           ------------------------------
                                         June 30,           June 30,              June 30,           June 30,
                                          1998               1997                  1998                1997

Revenues                                   $56,048         $19,280                $116,958            $50,250
                                           --------        --------               ---------           --------
Costs and Other Expenses:

    Cost of products sold and
    services rendered                       43,928           8,860                  89,749             16,998

    Selling, general and
    administrative expenses                 37,240          14,698                  54,147             38,492
                                            -------         -------                 -------            -------

    Total Costs and Expenses                81,168          23,558                 143,896             55,490
                                            -------         -------                --------            -------

         Operating Loss                    (25,120)         (4,278)                (26,938)            (5,240)
                                           ========         =======                ========            =======



Retained Earnings

    Deficit at beginning of period      (1,980,910)     (1,963,886)             (1,979,093)        (1,962,924)

    Deficit at end of period            (2,006,031)     (1,968,164)             (2,006,031)        (1,968,164)

    Profit (Loss) per common share           ($.01)          ($.00)                  ($.01)             ($.00)

    Weighted average no. of
    shares outstanding                    2,946,541       2,704,600               2,825,571          2,704,600



                              Concourse Corporation

                Cash Flows from Operating Activities (Unaudited)


                                                          Six Months Ended
                                                 June 30, 1998          June 30, 1997
                                                 -------------          -------------


Net income (loss)                                    $(26,938)                 $ (5,240)

Adjustments to reconcile net income
     to net cash provided by operating
     activities:

Depreciation                                              416                       735

(Increase) decrease in accounts receivable              4,239                    (7,989)

(Increase) decrease in inventory                        4,012                     1,799

Increase (decrease) in accounts payable                   (72)                       73

Increase (decrease) in accrued expenses                (4,193)                       56

Net cash provided by (used in) investing
   activities                                               0                         0

Issuance (redemption) of common stock                   3,629                         0

Increase (decrease) in note payable                    25,000                       ---
                                                       -------                   -------

NET INCREASE (DECREASE) IN CASH                         6,093                   (10,566)
                                                        ======                  ========

Supplemental Cash Flow Information

Cash at beginning of period                            10,547                     16,189
Cash at end of period                                  16,640                      5,623

Cash paid during the period for interest
     or income taxes                                      100                        100

Notes to Interim Financial Statements

June 30, 1998

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

Results of Operations

     Total revenues of $56,048 for the three months ending June 30, 1998, increased by $36,768, or 191%, when compared to the same period in 1997. For the six months ending June 30, 1998, sales of $116,958 represented a $66,708, or 133%, increase over the same six month period in 1997. Of these revenues, $49,088 and $92,291 were generated from consulting services provided to clients by the Company's one executive officer, in the three month and six month periods, respectively. The increases in revenues were entirely from consulting services, offset partially by a small decrease in sales of training products during the same periods. Virtually all consulting services revenue is passed to the Company's executive officer as compensation, accounting for the $35,068, or a 396%, increase in cost of products sold and services rendered in the second quarter of 1998, over the same quarter in 1997, and for the $72,751, or a 428%, increase in cost of products sold and services rendered for the six month period ended June 30, 1998 over the same period in 1997. Selling, general and administrative expenses increased by $22,542 or 153%, in the second quarter of 1998 as compared to 1997, and by $15,655, or 41%, for the first six months of 1998 as compared to 1997, primarily as the result of legal and accounting expenses incurred in connection with the proposed merger.

     The Company had a loss of $25,120 for the quarter ended June 30, 1998, compared to a loss of $4,278 for the comparative quarter in 1997, and a loss of $26,938 for the six months ended June 30, 1998, as compared to $5,240 for the same period ended June 30, 1997. The increased loss was primarily due to approximately $20,000 of accounting and legal expenses associated with the proposed merger, including expenses related to an audit of the Company's financial records for 1995, 1996 and 1997, and the preparation of a Form 10- KSB for those years, which was filed with the U.S. Securities and Exchange Commission.

Liquidity and Capital Resources

     The Company's working capital deficit of $24,654 at June 30, 1998, represents a $22,893 decrease in working capital from December 31, 1997, primarily as the result of accounting and legal expenses associated with the proposed merger with Peoples. Current liabilities increased from $51,658 to $72,393, or by $20,735, primarily the result of a loan of $25,000 made to the Company by Peoples. The proceeds of the loan from Peoples were used primarily to pay for audit and legal costs associated with filing the Company's Form 10-KSB report for 1995, 1996 and 1997, and to offset other costs associated with preparing the Company for a merger with Peoples. If the merger is not consummated, and the failure to so consummate the merger is not the fault of the Company, the $25,000 loan would be forgiven. During the remainder of 1998, and until the consummation of the merger, the Company expects to rely on revenues from continuing operations to fund the business. Because of the Company's low and controlled overhead, and assuming that it will not be called upon to repay the $25,000 loan, the Company's cash on hand should be sufficient to permit the Company to operate for at least the next 12 months.

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

Dated:      October 27, 1998             CONCOURSE CORPORATION



                                   /s/ William A. Hultgren, President and Chief
                                   ----------------------------------------
                                   William A. Hultgren, President and Chief
                                   Executive Officer, and Treasurer and
                                   Chief Financial Officer