Form 10QSB
period 1998-09-30
CONCOURSE CORP
filed 1998-11-16
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from           to          .
                               ----------  ----------

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

                    230 W. Passaic Street, Maywood, NJ 07607
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 712-1142
                                 --------------
                            Issuer's telephone number


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,067,512 shares of Common Stock (par value $0.01 per share) outstanding on November 12, 1998.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              Concourse Corporation

                      Condensed Balance Sheets (Unaudited)


                                                 September 30, 1998     December 31, 1997
                                                 ------------------     -----------------
Assets

Current assets
     Cash and cash equivalents                     $   10,841                $   10,537
     Accounts receivable                               26,632                    32,835
     Inventory                                          1,858                     6,525
     State Tax Receivable                                 200                         0
                                                   ----------                ----------
           Total current assets                        39,531                    49,897
                                                   ----------                ----------
Equipment, furniture and
     leasehold improvements                            36,929                    36,929
     Less accumulated depreciation                    (36,381)                  (35,830)
                                                   ----------                ----------
           TOTAL ASSETS                            $   40,079                $   50,996
                                                   ==========                ==========

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                  10,201                    13,267
     Note payable                                      25,000                         0
     Accrued expenses - employees                      29,167                    36,002
     Accrued expenses and taxes                         4,435                     2,389
                                                   -----------               ----------
           TOTAL CURRENT LIABILITIES                  $68,803                $   51,658
                                                   ----------                ----------

Stockholders'deficit
     Capital stock, 10,000,000 authorized;
     6,000,000 designated as common stock,
     par value $0.01; 2,704,600 issued and
     outstanding December 31, 1997 and
     3,067,512 issued and outstanding
     September 30, 1998                                30,675                    27,046
Additional paid-in-capital                          1,951,385                 1,951,385
Retained earnings (deficit)                        (2,010,784)               (1,979,093)
                                                    -----------              -----------
           TOTAL STOCKHOLDERS' (DEFICIT)              (28,724)                     (662)
                                                    -----------              -----------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' (DEFICIT)               $    40,079              $    50,996
                                                   ===========              ===========

                              Concourse Corporation

                   Condensed Statements of Income (Unaudited)


                                               Three Months Ended                       Nine Months Ended
                                         -------------------------------          ------------------------------
                                         September 30       September 30          September 30      September 30
                                             1998               1997                  1998              1997
                                         ------------       ------------          ------------      ------------

Revenues                                     $49,475         $72,647                $166,433            $122,897
                                             -------         -------                --------            --------

Costs and Other Expenses:

    Cost of products sold and
    services rendered                         44,633          14,373                 134,382              31,371

    Selling, general and
    administrative expenses                    9,595          17,019                  63,742              55,511
                                          ----------      ----------              ----------          ----------

    Total Costs and Expenses                  54,228          31,392                 198,123              86,882
                                          ----------      ----------              ----------          ----------

         Net Income (Loss)                    (4,753)         41,255                 (31,691)             36,015
                                          ----------      ----------              ----------          ----------

    Basic and diluted
    Profit (Loss) per common share             ($.00)           $.02                   ($.01)               $.01


Retained Earnings

    Deficit at beginning of period        (2,006,031)     (1,968,164)             (1,979,093)         (1,962,924)
                                          ----------      ----------              ----------          ----------

    Deficit at end of period              (2,010,784)     (1,926,909)             (2,010,784)         (1,926,909)
                                          ==========      ==========              ==========          ==========

    Profit (Loss) per common share             ($.00)           $.02                   ($.01)               $.01

    Weighted average no. of
    shares outstanding                     3,067,512       2,704,600               2,906,221           2,704,600

                              Concourse Corporation

                 Condensed Statements of Cash Flows (Unaudited)



                                                             Nine Months Ended
                                                 September 30, 1998     September 30, 1997
                                                 ------------------     ------------------

Cash Flows From Operating Activities:

Net income (loss)                                     $(31,691)              $ 36,015

Adjustments to reconcile net income
     to net cash provided by operating
     activities:

Depreciation                                               551                    958

(Increase) decrease in accounts receivable               6,202              (  61,792)

(Increase) decrease in inventory                         4,667                  2,512

(Increase) decrease in Tax Receivable                     (200)                     0

Increase (decrease) in accounts payable                 (3,066)                 8,900

Increase (decrease) in accrued expenses                 (4,788)                    57
                                                      --------               --------
     Net cash used by operating activities             (28,325)             (  13,350)
                                                      --------               --------


Cash Flows From Financing Activities:

Issuance (redemption) of common stock                    3,629                      0

Increase (decrease) in note payable                     25,000                      0
                                                      --------               --------
     Net cash provided by financing activities          28,629              (       0)
                                                      --------               --------


NET INCREASE (DECREASE) IN CASH                            304              (  13,350)
                                                      --------               --------

Supplemental Cash Flow Information

Cash at beginning of period                             10,537                 16,189
                                                      --------               --------
Cash at end of period                                 $ 10,841               $  2,839
                                                      ========               ========

Cash paid during the period for interest
     or income taxes                                       100                    100

Notes to Interim Financial Statements
(Unaudited)
September 30, 1998

NOTE 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of results of operations, financial position and changes in cash flows in conformity with generally accepted accounting principles. The accompanying unaudited financial statements contain, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods presented.

NOTE 2 - Net Income Per Share

     Net income per common share is computed by dividing net income by the number of common shares and common share equivalents outstanding.


NOTE 3 - Subsequent Events

     The Company and its newly formed subsidiary ("Peoples Acquisition Corporation"), entered into an Amended and Restated Agreement and Plan of Merger in August 1998, with The Peoples Publishing Group, Inc. ("Peoples") whereby Peoples was merged into the Company's subsidiary as the surviving corporation in a transaction that was completed on November 1, 1998, and is further described in Item 2 below. Separately, the Company approved an agreement pursuant to which Mr. William Hultgren acquired substantially all of the Company's pre-merger assets in a transaction which was completed on November 9, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

     Through its former President, William A. Hultgren, the Company provided consulting and training services to companies engaged in manufacturing and management quality improvement programs. In addition, through one independent sales representative, the Company marketed a proprietary product called SMIP, in both computer-aided and video versions, which facilitates the training of manufacturing floor personnel in the use of statistical methods to achieve quality control. Most of the Company's revenues were derived from consulting and training services. Until consummation of the merger described below under heading "Subsequent Events," the Company continued to focus on professional consulting services, and the sale of its SMIP product.

Results of Operations

     Total revenues of $49,475 for the three months ended September 30, 1998, decreased by $23,172, or 32%, when compared to the same period in 1997. For the nine months ended September 30, 1998, sales of $166,433 represented a $43,536, or 36%, increase over the same nine month period in 1997. Of these revenues, $43,200 and $135,491 were generated from consulting services provided to clients by the Company's one executive officer, in the three month and nine month periods, respectively. The decrease in revenue for the three months ended September 30, 1998 was due to a decrease in sales of the Company's training products. The increase in revenues for the nine months ended September 30, 1998 was entirely from consulting services, offset partially by a decrease in sales of training products during the same periods. Virtually all consulting services revenue is passed to the Company's executive officer as compensation, accounting for the $30,260, or a 211%, increase in cost of products sold and services rendered in the third quarter of 1998, over the same quarter in 1997, and for the $103,011, or a 329%, increase in cost of products sold and services rendered for the nine month period ended September 30, 1998 over the same period in 1997. Selling, general and administrative expenses decreased by $7,422 or 44%, in the third quarter of 1998 as compared to 1997, and increased by $8,231 or 15%, for the first nine months of 1998 as compared to 1997, primarily as the result of legal and accounting expenses incurred in connection with the merger which was completed on November 1, 1998.

     The Company had a loss of $4,753 for the quarter ended September 30, 1998, compared to income of $41,255 for the comparative quarter in 1997, and a loss of $31,690 for the nine months ended September 30, 1998, as compared to income of $36,015 for the same period ended September 30, 1997. The increased loss was primarily due to an increase in cost of sales salaries and approximately $20,000 of accounting and legal expenses associated with the merger (see "Subsequent Events" below), including expenses related to an audit of the Company's financial records for 1995, 1996 and 1997, and the preparation of a Form 10-KSB for those years.

Liquidity and Capital Resources

     The Company's working capital deficit of $29,272 at September 30, 1998, represents a $27,511 decrease in working capital from December 31, 1997, primarily as the result of accounting and legal expenses associated with the merger (see "Subsequent Events" below). Current liabilities increased from $51,658 to $68,803, or by $17,145, primarily the result of a loan of $25,000 made to the Company by The Peoples Publishing Group, Inc. ("Peoples"). The proceeds of the loan from Peoples were used primarily to pay for audit and legal costs associated with filing the Company's Form 10-KSB report for 1995, 1996 and 1997, and to offset other costs associated with preparing the Company for a merger with Peoples. Until the consummation of the merger on November 1, 1998, the Company relied on revenues from continuing operations to fund its business.

Subsequent Events

     The Company and its newly formed subsidiary ("Peoples Acquisition Corporation"), entered into an Amended and Restated Agreement and Plan of Merger in August 1998, with Peoples whereby Peoples was merged into the Company's subsidiary as the surviving corporation. Peoples, with principal offices in Maywood, New Jersey, is engaged primarily in the publishing of books for use in elementary and secondary schools, grades K through 12. The closing of the merger occurred on November 1, 1998. As a result, the former shareholders of Peoples now own approximately 95% of the Company's voting equity securities, and the business of the Company consists solely of the business of Peoples. Concurrently with the filing of this Form 10-QSB, the Company is filing a Current Report on Form 8-K which describes the merger and the business of Peoples in more detail.

                                     PART 2

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.     Financial Data Schedule

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 16, 1998      CONCOURSE CORPORATION


                                 By: /s/ James J. Peoples
                                     -------------------------------------------
                                 James J. Peoples, Chairman, President and Chief
                                       Executive Officer