Form 10KSB/A
period 1997-12-31
PEOPLES EDUCATIONAL HOLDINGS
filed 1999-02-04
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934
         For the fiscal years ended December 31, 1995, 1996 and 1997.

     [ ] Transition Report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from __________________ to _________________.

                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
                 (Name of small business issuer in its charter)

                              Concourse Corporation
                     (Former Name of Small Business Issuer)


           Minnesota                                  41-1368898
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                    230 W. Passaic Street, Maywood, NJ 07607
               (Address of principal executive offices) (zip code)

Issuer's telephone number (201) 712-1142

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:         None

AMENDMENT NO. 1:

The purpose of this Amendment is to revise the disclosures contained in Item 6 with respect to the description of the Merger Transaction, Item 8, to include a conformed copy of the signed audit report and to file a revised balance sheet that includes the number of the issuer's issued and outstanding shares.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The purpose of this Amendment is to revise the description of the Merger contained under the heading "Management's Discussion and Analysis or Plan of Operations - Merger Transaction." Other portions of the Management's Discussion and Analysis or Plan of Operations remain the same and are not affected by this revision.

MERGER TRANSACTION

         Description of the Merger

         In September 1998, the Company and its newly formed and wholly-owned subsidiary, Peoples Acquisition Corporation ("Acquisition Co."), entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Peoples Publishing Group, Inc. ("Peoples Publishing"), a Delaware corporation. The Merger Agreement constitutes an amendment to and a restating of an Agreement and Plan of Merger entered into between the Company and Peoples Publishing on June 4, 1998, and is accordingly made effective as of that date. Peoples Publishing, with principal offices in Maywood, New Jersey, is engaged primarily in the publishing of books for use in elementary and secondary schools, grades K through 12.

         Under the terms of the Merger Agreement, Peoples Publishing will merge with Acquisition Co., and the separate existence of Acquisition Co., which was formed only to engage in the merger (the "Merger"), will cease. Peoples Publishing will then be the wholly owned subsidiary of the Company.

         In consideration of the Merger, holders of capital stock of Peoples Publishing will receive newly issued preferred stock of the Company as summarized below. The Board of Directors of the Company established three new classes of capital stock out of the undesignated shares authorized by the Company's Articles of Incorporation. The rights and privileges of each of the three new classes of Concourse capital stock are summarized as follows:

         -- 1998 Convertible Stock. The Company issued 600,000 shares of the 1998 Convertible Stock (the "1998 Stock") to the shareholders of Peoples Publishing. Each share of the 1998 Stock is convertible into 21.75 shares of the Company's common stock, subject to adjustment in certain cases to prevent dilution of the interests of the holders of 1998 Stock until December 31, 2001, when the 1998 Stock will be convertible into 10 shares of the Company's common stock in lieu of 21.75 shares of the Company's common stock. As a result of the 20-to-1 reverse stock split which was approved at the Regular Meeting of Shareholders held on December 22, 1998, each share of the 1998 Stock is now convertible into 1.0875 shares of the Company's common stock. Each holder of the 1998 Stock has one vote, on all matters submitted to the capital stockholders of the Company, for each share of the Company's common stock that holder would be entitled to receive upon conversion of 1998 Stock into the Company's common stock. The 1998 Stock does not have preferential rights as to dividends or distributions upon liquidation.

         -- 1990 Redeemable Cumulative Convertible Preferred Shares. The Company issued 1,278,120 shares of the 1990 Redeemable Cumulative Convertible Preferred Shares, having a par value of $0.001 per share (the "1990 Stock"), to the shareholders of Peoples Publishing. Each share of 1990 Stock is convertible into 21.75 shares of the Company's common stock, subject to adjustment in certain cases to prevent dilution of the interests of the holders of 1990 Stock. As a result of the 20-to-1 reverse stock split which was approved at the Regular Meeting of Shareholders held on December 22, 1998, each share of the 1993 Stock is now convertible into 1.0875 shares of the Company's common stock. Each holder of 1990 Stock has one vote, on all matters submitted to the capital stockholders of the Company, for each share of the Company's common stock that holder would be entitled to receive upon conversion of the 1990 Stock into the Company's common stock. The holders of 1990 Stock are entitled to receive a lump sum cash dividend of $0.37 per share plus quarterly cash dividends at the rate of $0.042 per annum per share, if the Company has sufficient quarterly earnings, and if adequate cash, after establishing a reasonable cash reserve, is available for such payment. Dividends will be payable on the last day of each calendar quarter, and will begin to accumulate for the quarter beginning October 1, 1998. In the event of liquidation of the Company, holders of the 1990 Stock would be entitled to receive $0.84624 per share in cash out of the assets of the Company distributed in such liquidation, and all unpaid but accrued dividends. If assets are not sufficient to make such payments in full, along with payment obligations to the holders of 1993 Stock (discussed below), the holders of 1990 Stock and the holders of 1993 Stock would share distributions pro-rata, based upon the full amount they would otherwise have been entitled to receive.

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

         -- 1993 Redeemable Cumulative Convertible Preferred Shares. The Company issued 680,000 shares of the 1993 Redeemable Cumulative Convertible Preferred Shares, having a par value of $0.001 per share (the "1993 Stock"), to the shareholders of Peoples Publishing. Holders of the 1993 Stock have substantially identical rights as the 1990 Stock, with respect, among other things, to voting conversion, conversion rate adjustments, dividends, liquidation and redemption, except that (i) holders of the 1993 Stock are entitled to a lump sum cash dividend of $0.33 per share, plus quarterly cash dividends of $0.062 per annum per share, and (ii) the per share payment upon liquidation or redemption is $1.25 per share plus unpaid but accrued dividends.

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

         The Merger Agreement contemplates that each of the current members of the Board of Directors of the Company, with the exception of William Hultgren, will resign at the time the transaction is completed. In addition, it is contemplated that, following the Merger, Mr. Hultgren will be terminated as an employee of the Company and will acquire the Company's current assets in exchange for the assumption of its liabilities.

         Subsequent Events

         The Merger was consummated effective November 1, 1998. Peoples Publishing survived the Merger as the Company's wholly-owned subsidiary.

         On December 22, 1998, the Company held a regular meeting of shareholders. The results of the votes taken at the meeting were reported by the Company in a current report on Form 8-K filed January 15, 1999.

         Effects of and Reasons for the Merger

         As a result of the Merger, pre-Merger shareholders of the Company currently hold approximately 5% of the voting power of the Company and former shareholders of Peoples Publishing own approximately 95% of the voting power of the Company, as illustrated by the table below. The numbers in the following table have been adjusted to reflect the 20-to-1 reverse stock split which was approved at the Regular Meeting of Shareholders held on December 22, 1998:

-------------------------------------------------------------------------------
                                             NUMBER OF UNDERLYING
                           NUMBER OF         STOCK AND NUMBER OF
    CLASS                   SHARES                VOTES                  %
-------------------------------------------------------------------------------
Common Stock                  153,260               153,260              5.2
-------------------------------------------------------------------------------
1998 Convertible Stock        600,000               652,500             22.2
-------------------------------------------------------------------------------
1993 Convertible Stock        680,000               739,500             25.2
-------------------------------------------------------------------------------
1990 Convertible Stock      1,278,120             1,389,956             47.4
-------------------------------------------------------------------------------

         After the Merger, the Company's pre-merger assets were sold to Mr. Hultgren in exchange for the assumption of certain liabilities. As a result, the business of Peoples Publishing is the sole business of the Company following the Merger. The Company filed a current report on Form 8-K on November 16, 1998 reporting the Merger and describing the business of Peoples Publishing.

         The Company decided to consummate the Merger for several reasons. The Company had experienced steadily declining revenues and operations casting doubt on the Company's ability to continue as a viable company. In December 1995, due to the settlement of a lawsuit filed against the company by a competitor, the Company had to discontinue the sale of some of its primary products. See "Item 3
- Legal Proceedings" and "Item 1 - Description of Business." No new products had been developed since 1995 and telemarketing efforts were discontinued in 1996. From October 1996 through the date of the Merger, the Company had only one employee; Mr. Hultgren. See "Item 1 - Description of Business." In addition, all active trading in the Company's stock ceased around October 1996. Prior to the Merger, the last bid quote for the Company's common stock was from October 22, 1996 at $0.005 per share. Prior to the Merger, the Company had changed from primarily a product-based company to a company providing services through the efforts of only one individual. On the other hand, Peoples Publishing was a corporation with a history of increasing revenues. By combining with Peoples Publishing, the Company believed it could bring back value to the investment held by the common shareholders of the Company as compared to the situation of the Company prior to the Merger. The Company filed a current report on Form 8-K/A on January 15, 1999 to report the audited financial statements of Peoples Publishing for the two years ended December 31, 1997 and the unaudited financial statements of Peoples Publishing for the nine months ended September 30, 1998. Also included in that current report are pro forma financial statements of the Company and Peoples Publishing. The following tables set forth some excepts from the financial statements filed with the current report. In order to understand the financial statements of Peoples Publishing, the complete set of financial statements contained in the current report should be reviewed.

                       PEOPLES EDUCATIONAL HOLDINGS, INC.

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998

                                                                              HISTORICAL
                                                                 --------------------------------------

                                                                     PEOPLES                THE PEOPLES
                                                                   EDUCATIONAL              PUBLISHING             PRO FORMA
                                                                  HOLDINGS, INC.            GROUP, INC.           CONSOLIDATED
                                                                 ---------------           ------------           ------------

TOTAL ASSETS                                                       $    40,079             $  3,895,415           $  3,935,494
                                                                 =============             ============           ============

       Total current liabilities                                        68,803                1,914,720              1,983,523
                                                                 -------------             ------------           ------------

       Mandatory redeemable preferred stock                                  0                2,622,645              2,622,645
                                                                 -------------             ------------           ------------

       Total stockholders' equity (deficit)                            (28,724)                (641,950)              (670,674)
                                                                 -------------             ------------           ------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)                              $    40,079             $  3,895,415           $  3,935,494
                                                                 =============             ============           ============

                       PEOPLES EDUCATIONAL HOLDINGS, INC.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                    HISTORICAL
                                                                      -------------------------------------

                                                                          PEOPLES               THE PEOPLES
                                                                        EDUCATIONAL              PUBLISHING             PRO FORMA
                                                                      HOLDINGS, INC.             GROUP, INC.           CONSOLIDATED
                                                                      --------------            ------------           ------------

Operating Revenues                                                    $      166,433            $  5,292,838           $  5,459,271
                                                                      --------------            ------------           ------------

Total Operating Expenses                                                     198,124               4,339,093              4,537,217
                                                                      --------------            ------------           ------------

Operating Income (Loss)                                                      (31,691)                953,745                922,054

Net Income (Loss)                                                            (31,691)                569,686                537,995

Preferred stock dividends                                                          0                  71,881                 71,881
                                                                      --------------            ------------           ------------

Net income applicable to common stockholders                          $      (31,691)           $    497,805           $    466,114
                                                                      ==============            ============           ============

       Earnings per common share
            Basic                                                     $        (0.01)                                  $       0.16
            Diluted                                                   $        (0.01)                                  $       0.01
       Average common shares outstanding
            Basic                                                          2,906,221                                      2,906,221
            Diluted                                                        2,906,221                                     61,487,660

                       PEOPLES EDUCATIONAL HOLDINGS, INC.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      TWELVE MONTHS ENDED DECEMBER 31, 1997

                                                                                  HISTORICAL
                                                                      ------------------------------------

                                                                         PEOPLES                THE PEOPLES
                                                                        EDUCATIONAL             PUBLISHING            PRO FORMA
                                                                      HOLDINGS, INC.            GROUP, INC.          CONSOLIDATED
                                                                      --------------           ------------          ------------

Operating Revenues                                                     $  175,783                $4,528,065           $ 4,703,848
                                                                      --------------            -----------          ------------

Total Operating Expenses                                                  191,852                 4,220,148             4,412,000
                                                                      --------------            -----------          ------------

Operating Income (Loss)                                                   (16,069)                  307,917               291,848

Net income (Loss)                                                         (16,169)                  175,501               159,332

Preferred stock dividends                                                       0                    95,841                95,841
                                                                      --------------            -----------          ------------

Net income applicable to common stockholders                           $  (16,169)               $   79,660           $    63,491
                                                                      ==============            ===========          ============

       Earnings per common share
            Basic                                                      $    (0.01)                                    $      0.02
            Diluted                                                    $    (0.01)                                    $      0.00
       Average common shares outstanding
            Basic                                                       2,704,610                                       2,704,810
            Diluted                                                     2,704,610                                      61,487,660

ITEM 7 - FINANCIAL STATEMENTS

         See financial statements attached.

ITEM 8 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's accountants for the year ended December 31, 1993 were Fox McCue & Company. As disclosed in the Company's 10-KSB for the year ended December 31, 1994, Fox McCue was dismissed on January 9, 1995, which dismissal was not recommended or approved by the Company's Board of Directors. Fox McCue had issued qualified auditors reports regarding the Company's ability to continue as a going concern, but there had been no disagreements with Fox McCue on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         On January 9, 1995, the Company engaged Casey Menden & Co., P.A. ("Casey Menden"), Bloomington, Minnesota, to act as the Company's certified public accounting firm, as approved by the Company's Board of Directors. Casey Menden audited the Company's financial statements for the year ended December 31, 1994 and the report of Casey Menden on such financial statements, dated March 21, 1995, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. These financial statements were filed with the Company's Form 10-K for the year ended December 31, 1994 and such report also contained disclosure of the change in accountants to Casey Menden.

         On approximately December 31, 1995, Casey Menden notified the Company that it was not qualified to act as the auditor and certified public accounting firm for public companies and resigned. The Company did not have any disagreement with Casey Menden on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Casey Menden, would have caused Casey Menden to refer to the subject matter of such disagreement in its report. Since the resignation of Casey Menden, the Company did not engage new outside auditors until June 10, 1998 as explained below.

         On June 10, 1998, the Company appointed McGladrey & Pullen LLP ("McGladrey & Pullen") to act as its certified public accountants, as approved by the Company's Board of Directors. McGladrey & Pullen audited the Company's financial statements for the years ended December 31, 1995, 1996 and 1997. Their report for either of the last two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles; except that the report references the doubt expressed by Casey Menden as to the Company's ability to continue as a going concern for the year ended December 31, 1994. McGladrey & Pullen continues to act as the Company's certified public accountants.

         During the Company's two most recent fiscal years and the subsequent interim period ended June 10, 1998, the Company did not have a relationship with McGladrey & Pullen described in Item 304(a)(2) of Regulation S-B or otherwise. The only conversations held with McGladrey &Pullen prior to June 10, 1998 related to due diligence issues relative to their engagement.

ITEM 13 - EXHIBITS.


Exhibit 16 - Letter on Change in Certifying Accountant

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


St. Paul, Minnesota                             /s/ McGladrey & Pullen LLP
July 8, 1998

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
                                                      --------------------------------------------------------------------

Commitments and Contingencies (Notes 6, 7, and 10)

Stockholders' Equity (Deficit) (Note 9)
     Common stock, par value $0.01 per share;
     issued and outstanding 2,704,610 shares in
     1997 and 1996, 2,056,558 shares in 1995 and
     2,224,500 shares in 1994                                  27,046            27,046           20,566            22,245
     Additional paid-in capital                             1,951,385         1,951,385        1,828,256         1,827,417
     Accumulated deficit                                   (1,979,093)       (1,962,924)      (2,031,376)       (1,927,404)
                                                      --------------------------------------------------------------------
                                                                 (662)           15,507         (182,554)          (77,742)
                                                      --------------------------------------------------------------------
                                                      $        50,996       $    25,654      $   120,374       $   199,853
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


NOTE 3.  INCOME TAXES

A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows:


                                                                         December 31
                                                 ---------------------------------------------------------------
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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Peoples Educational Holdings, Inc.


                                   By:   /s/ James J. Peoples
                                         -------------------------------------
                                         James J. Peoples, Chairman, President
Dated: February 4, 1999                  and Chief Executive Officer