Form 10KSB
period 1998-12-31
PEOPLES EDUCATIONAL HOLDINGS
filed 1999-03-31
CIK 729156

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                         ------------------------------

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
             (Exact Name of Registrant as specified in its Charter)

             MINNESOTA                           41-1368898
        (State of Incorporation)        (I.R.S. Employer Identification No.)

       230 W. PASSAIC STREET, MAYWOOD, NJ                     07607
       (Address of Principal Executive Offices)           (Zip Code)

                                 (201) 712-1142
              (Registrant's Telephone Number, Including Area Code)

Former Name of Registrant: CONCOURSE CORPORATION
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.       Yes  X   No
                ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. NOT APPLICABLE

State Issuer's revenues for its most recent fiscal year: $6,164,248.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: NOT APPLICABLE (See Item 5).

The number of shares outstanding of the Issuer's common stock on March 31, 1999 was 153,260.

Documents incorporated by reference: NONE.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

OVERVIEW AND COMPANY HISTORY

The Peoples Publishing Group, Inc. ("PPG") publishes, distributes and markets supplementary educational texts and related materials for the pre K-12 market. Supplementary educational materials are predominantly soft cover textbooks that can be sold efficiently through catalogs, direct mail, telemarketing and independent commission sales representatives to the schools. Since its inception, PPG has introduced more than 72 new programs. A program can be as few as one and as many as four or more ancillaries designed to be used together as a complete learning package. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop and acquire products for individual niches.

PPG was founded in 1989 by James J. Peoples, the current President and CEO, and by Diane M. Miller, the current Executive Vice President. It began operations in 1990 with the acquisition of a small supplementary product line aimed at the high school "student-at-risk" population. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc. (the "Company") (formerly Concourse Corporation) a public company with only minimal operations. As a result of the merger, PPG became a wholly-owned subsidiary of the Company. All of the Company's operations are currently conducted through PPG. For accounting purposes, the merger was treated as if PPG acquired Concourse Corporation. As a result, this report excludes any financial results of Concourse Corporation prior to the merger.

PPG develops and sells its own proprietary products and also distributes other publishers' products. PPG's current product line consists of supplementary educational materials in three market niches:

         - Instruction. Proprietary and distributed texts and related materials which focus on remedial and multicultural instruction for the student-at-risk and urban markets.
         - Test preparation materials. PPG publishes materials for use by schools to help prepare students for required state proficiency tests.
         - Advanced Placement texts. PPG is the exclusive distributor of college texts published by two major college publishers. These texts are used in senior high schools as part of Advanced Placement and honors classes.

The Company and PPG are located at 230 W. Passaic Street, Maywood, NJ 07607. The telephone number is 201/712-1142; web site www.peoplespublishing.com. The contents of the Company's web site are not part of, or incorporated into, this report.

INDUSTRY BACKGROUND

THE SCHOOL MARKET

Enrollments


Student enrollments (resulting from the "baby boom" of the 1980s) are increasing for pre-kindergarten through grade 12, and this trend will continue for at least the next seven years. The U.S. Department of Education predicts that the student population from kindergarten through grade 12 will increase 5.7% from 1996 to 2006, to 54.6 million students, with an overall net gain of approximately 3.8 million students. In 1992, there were 42,823,312 children enrolled in school; by 1997, this figure had grown to 50,923,596 children. About 70% of students are in grades pre-K-8, and 30% are in grades 9-12. Grades pre-K-8 are forecast to grow 4%-10% yearly through 2002, and grades 9-12 are forecast to grow 7.4%-13.4% yearly through 2002. (Sources: NCES, OERI, 1997 Education

Statistics and Projections through 2008.)

For the 1998-1999 school year, there are a total of 84,833 public schools (52,838 elementary schools, 14,412 middle/junior high schools, and 17,583 senior high schools). In these schools, there are a total of 2,745,586 teachers (1,361,018 in elementary schools, 542,455 in middle/junior high schools, and 792,086 in senior high schools). The total number of K-12 classroom teachers (in public and private schools) is projected to increase at an annual growth rate of 0.9%, to reach a level of 3.34 million by 2007. (Source: Quality Education Data, 1999, NCES.)

Overall Educational Funding

Funding for educational materials is increasing, and state and local funds continue to comprise the majority of dollars spent on education. Throughout the 1990s, on average, the proportion of funding sources has been as follows: 7% from federal sources, 47% from state sources, and 46% from local sources. Precise funding data vary by year and by state. States continually enact new legislation, the federal government contributes specialized funding such as Chapter 1, and local funds vary greatly. The federal government projects the largest increases in total educational expenditures to occur during the period 1996-1997 through 1999-2000. Per pupil spending is projected to increase, in current dollars, from $5,961 in 1997 to $7,179 in 2001. (Source: NCES, OERI, 1997 Education Statistics.)

Overall, sales of supplementary educational materials have grown faster from 1993-1997 than sales of textbooks at an annual compound growth rate of 10.6%; textbooks grew 4.4% during that period. Additional funding sources are available to purchase supplementary materials. State and local funding for specialized needs varies greatly year to year. Specialized federal funds that could be used for instructional materials and were available in 1998 to schools are as follows: Charter Schools: $80,000,000; Magnet Schools, Desegregation:
$101,000,000; Bilingual Education Act: $199,000,000; Title VI: $350,000,000;
Safe and Drug-Free Schools: $531,000,000; Impact Aid: $808,000,000; and Title 1:
$7,375,200,000. It is important to note that these funds are used for a variety of purposes, including salaries and building materials, as well as instructional materials.

Instructional and Textbook Funding

In 1997, approximately $4.77 billion was spent on instructional materials; this figure includes purchases of textbooks as well as other materials, such as chalkboards and supplies. Within these expenditures, about 30%, or approximately $1.43 billion was spent in the supplementary materials market, the market niche in which PPG competes. This is an increased percentage from 27.5% in 1993. Approximately $189 million was spent on Advanced Placement materials.

Specialized and Supplementary Educational Funding

Although no funding figures are available from an outside source for the test preparation market niche, 48 states now have state assessment requirements that are linked to student graduation or promotion and 36 states publish annual report cards on individual schools. In some states, standardized tests are given two to three times in a student's school life.

High on the national education agenda is a demand for higher student performance standards and accountability. As states and cities increase spending on education, governmental authorities, the public, and educational units are demanding that schools demonstrate student progress as measured by state performance tests. The public quid pro quo for increased spending on education is a demand for accountability. Within this environment, states have established new performance standards and methods of measuring student performance along with systems for rewarding school success and punishing failure.

For many years states used multiple choice tests and reported results in terms of norms that compared individual student test performance with national averages. As states developed new standards for student performance, it became clear that multiple choice questions could not measure the problem solving, critical thinking, and other performance criteria that make up the new standards. Multiple choice tests worked when the measurement outcome was focused on memorization and factual knowledge, but off-the-shelf normed tests could not assess the new standards. For example, state curricula often require students to demonstrate writing, speaking, and thinking skills that are impossible to assess with multiple choice questions. Changes brought about by new performance standards and new assessment tools are providing market opportunities for a new generation of test preparation materials which PPG plans to pursue.

Advanced Placement materials are used in high school courses for college credit, using college textbooks. PPG has agreements with two college publishers giving PPG exclusive rights to distribute these publishers' college texts to the schools. According to the College Board, 635,000 students were enrolled in Advanced Placement courses in 1998, with 1,101,600 Advanced Placement exams taken that year. The College Board also projects that 1,120,000 Advanced Placement exams will be taken in 1999 and 1,225,000 in 2000. (Source: College Board.)

The Company believes that the growth in demand for test preparation and other supplementary educational materials (including workbooks) has outpaced the growth in demand for basal textbooks because of the increasing demands from parents, colleges and employers for improved student performance and for accountability by schools and teachers, and repeated reports highlighting the poor comparative performance of U.S. students in mathematics and science.

PRODUCTS

Supplementary educational materials are predominantly soft cover textbooks that can be sold efficiently through catalogs, direct mail, telemarketing and independent commission sales representatives to the schools. Since its inception, PPG has introduced more than 72 new programs. A program can be as few as one and as many as four or more ancillaries designed to be used together as a complete learning package. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop and acquire products for individual niches. PPG develops and sells its own proprietary products and also distributes other publishers' products. PPG's current product line consists of supplementary educational materials in three market niches:

     - Instruction. Proprietary and distributed texts and related materials which focus on remedial and multicultural instruction for the student-at-risk and urban markets. PPG's current Instruction products include educational programs for student-at-risk and multicultural students, with a particular emphasis on social studies and life skills. Instruction materials represented approximately 40% of the Company's 1998 revenues.

     - Test preparation materials. PPG publishes materials for use by schools to help prepare students for required state proficiency tests. Given the increasing legislative mandates and funding for testing of all public school students several times throughout their K-12 education, PPG took the initiative during 1997 of entering the test preparation market by developing a successful group of test preparation materials. The test preparation materials represented approximately 16% of the Company's 1998 revenues and is currently the most rapidly growing niche by the three market niches in which PPG participates.

     - Advanced Placement texts. PPG is the exclusive distributor of college texts published by two college publishers. These texts are used in senior high schools as part of Advanced Placement and honors classes. PPG's Advanced Placement revenues consist of sales billed by PPG and commissions received as a sales agent. Advanced Placement revenues represented approximately 44% of the Company's 1998 revenues. The Advanced Placement program, sponsored by the College Board, is an intense program of college level curricula and examinations that provide high school students with an opportunity to earn advanced placement, college credits, or both at nearly 3,000 Universities and Colleges across the country.

PRODUCT DEVELOPMENT

PPG combines its internal product development resources with outside freelance talent to develop and design its proprietary products in a cost-effective manner. PPG utilizes a variety of outside authors, writers, editors, and development houses to develop products. Sometimes this outside talent is compensated with a flat fee, sometimes with a royalty contract where payment is made contingent on actual sales of the product. Royalties paid by PPG range from 0.75% to 15%.

PPG retains control of all book club, reprint, electronic, foreign, serialization, and commercial rights. Some contracts stipulate that the income generated from such arrangements is divided equally between PPG and the author; in other contracts such revenue is covered under the agreement's royalty rate.

PPG's book production, comprised of design, art and graphics, page makeup, and permissions, is carried out by a combination of in-house staff and contracted personnel with tight in-house control. PPG maintains an in-house system of computers, scanners, and advanced software to maximize state-of-the-art computer-based layout systems, making it possible to complete nearly the entire production cycle in-house.

A book concept can originate from a number of sources such as (i) analysis of PPG's sales statistics for an existing book to help assess how a similar book in a similar subject area will perform, (ii) analysis of demographics and other social and economic factors from current philosophical trends in education,
(iii) review of competitors' books to determine if and how PPG can publish a superior book on a similar topic, and (iv) maintaining close personal contact with current successful authors and writers, teachers, administrators, counselors, and distributors so that they come forward with ideas. Once conceived, a book proposal is circulated to the management group for input. Depending on their input and additional market research, the proposal will go forward or be terminated. A pro forma financial statement is prepared to aid in determining if the new title is desirable for publication. If there is a favorable decision, the editorial department will contract with an appropriate author or writer. PPG believes it has excellent relationships with its authors, including many well-known names in the field.

All printing is contracted to outside vendors by competitive bidding. All printers utilized by PPG are located in the United States and PPG has historically not been dependent on the services of any one printer for a material portion of its printing needs.

PPG's products require varying periods of development time depending upon the complexity of the graphics and design and the editing process. Most of PPG's multi-book programs can be developed in a period that ranges from six to eighteen months. The Company believes that PPG's use of outside authors, illustrators, and freelancers for writing, editing, some artwork, some design, and copy editing allows PPG to produce the budgeted number of books per year with a relatively small staff and allows the flexibility needed for PPG to continue to produce and expand its product lines and retain flexibility to produce new product lines quickly.

CUSTOMER BASE

PPG's Instruction and Test Preparation materials are marketed to public and private schools and school districts across the United States. PPG is not dependent upon just one customer or only a few customers. For these product lines, the top 20 accounts are as follows: Detroit Board of Education, Detroit, MI; Camden Board of Education, Camden, NJ; Chicago Public Schools, Chicago, IL; Paterson Public School, Paterson, NJ; St. Louis Public Schools, St. Louis, MO; LLI/New Readers Press Distribution Center, Syracuse, NY (a distributor); Rochester City School District, Rochester, NY; Lakeshore, Carson, CA (a distributor); Wieser Educational, Inc. (a distributor); Ranch

Santa Marga, CA; Cleveland City School District, Cleveland, OH; Prince George's County Public Schools, Upper Marlboro, MD; Passaic Board of Education, Passaic, NJ; Elizabeth Board of Education, Elizabeth, NJ; Illinois State Board of Education, Springfield, IL; Newark Board of Education, Newark, NJ; North Bergen Board of Education, North Bergen, NJ; Michigan Products Inc., Lansing, MI (a distributor); Gary Community School Corp., Gary, IN; School Board of Broward County, Ft. Lauderdale, FL; and Jersey City Public Schools, Jersey City, NJ. The Detroit Board of Education represented more than five percent of PPG's 1998 sales.

The market for PPG's Advanced Placement products is primarily U.S. high schools, public and private, plus commercial companies that distribute Advanced Placement materials to the high school. For this market niche, the top ten customers are as follows: Adams Book Company, Inc., Brooklyn, NY (a distributor); LaSalle Company, South Bend, IN (a distributor); High School O.T.P.S, Brooklyn, NY; The Westminster School, Atlanta, GA; The Bolles School, Jacksonville, FL; Glenbrook, H.S.D., Glenview, IL; Ben Franklin High School, New Orleans, LA; Hinsdale Board of Education, Hinsdale, IL; Academy Storm High School, Mercersburg, PA; and Christian Brothers Academy, Lincroft, NJ.

SALES, MARKETING, AND DISTRIBUTION

OVERVIEW

PPG conducts its sales activities primarily through an integrated catalog and telemarketing system augmented by direct mail, conventions, workshops, and two commissioned sales representatives. The Company believes this system is well suited for the supplementary educational material market where purchasing decisions are typically made at the local or school level. As the Company grows, however, more extensive use of commission sales representatives is expected.

During 1998, PPG hired a telemarketing sales manager and automated the telemarketing department. The telemarketing manager function is a full-time position while individual telemarketers work part-time. Over the past nine years, PPG has created niche catalogs, built an in-house customer list, and systematically increased the number of catalogs mailed each school year (September-June), reaching approximately 700,000 catalogs mailed in the 1998-1999 school year. PPG will continue efforts to improve the quality and quantity of catalogs produced and mailed.

PPG plans to add resources to grow its marketing and sales efforts. All product areas including Instruction, Test Preparation, and Advanced Placement Distribution will benefit from additional resources. For 1999, PPG intends to add a marketing manager, telemarketers, per-diem field consultants, and commission sales representatives. Field consultants are accomplished educators hired on a per-diem basis to do selling workshops, inservice education, and booth work at trade shows. PPG also intends to increase spending for sample books, exhibits, advertising, direct mail, and marketing support.

INTEGRATED CATALOG/TELEMARKETING SYSTEM

In the 1998-1999 school year, approximately 700,000 copies of six catalogs reached PPG's various market niches and included both proprietary products and distributed products. Catalogs are mailed to house lists and other appropriate contact individuals at pre-K-12 school sites throughout the United States. Catalogs are generally produced and mailed for each product line three times per year. Telemarketers target follow-up calls to close sales to the top third of PPG's customers and prospects. Telemarketing activities are supported by a computerized contact management database software and systems.

WEB SITE

In early 1999, PPG completed the first release of its web site (located at www.peoplespublishing.com), which contains an online catalog of PPG's remedial, multicultural, and test preparation titles. The web site is equipped with e-commerce software (shopping cart software), so that customers can order directly from the site or create a listing for filling out purchase orders (to give to the school administrator for the traditional school purchasing system, which is still used much more frequently by schools and districts than online ordering). The web site also contains information on PPG, a conference and exhibit calendar, information on manuscript submission, a form for requesting review copies of titles, and other useful sections for teachers.

COMMISSION SALES REPRESENTATIVES

PPG also utilizes the services of two commission sales representatives who sell PPG's products under a percentage fee arrangement. These independent agents carry non-competing products from other school publishers.

WAREHOUSE AND DISTRIBUTION

PPG has outsourced certain data processing, warehousing and distribution/shipping services to American Book Center, located in Brooklyn, NY. PPG transmits orders by modem to American Book Center which keeps track of PPG's inventory and accounts receivable and also warehouses and ships to customers PPG's Instruction and Test Preparation products. Some orders for Advanced Placement materials are transmitted by American Book Center to the college publisher whose materials PPG distributes. Advanced Placement materials are shipped by the college publishers and American Book Center keeps track of accounts receivable for Advanced Placement materials orders.
The services that American Book Center provides to PPG are material to PPG.

COMPETITION

The supplementary publishing market is extremely competitive and fragmented. The top eleven supplementary publishers accounted for approximately $965 million in 1997 sales. These sales cover a wide variety of supplementary materials, including some technology, manipulatives, magazines, and library/trade books (non-textbooks) used in schools. Among these top eleven supplementary publishers are Tribune, Primedia, Scholastic, Simon & Schuster, Addison Wesley Longman, and Zaner-Bloser. There are also numerous other companies that are competitors with PPG. These publishers include: American Guidance Systems (publishing remedial materials); Educational Design (test preparation); Curriculum Associates (test preparation); Globe Books (remedial and multicultural). In addition, there are various catalogers that resell supplementary materials. Many of the Company's competitors are well established, better known and significantly larger, with substantially greater financial and marketing resources, than the Company.

PROTECTION OF PROPRIETARY RIGHTS

All of PPG's books have been copyrighted in the United States with United States rights, most in the name of PPG. On the few titles that are copyrighted by the author, PPG has secured unlimited exclusive rights to sell and update the titles. Therefore, PPG owns the exclusive rights to exploit the copyright in the marketplace. On books created in-house by PPG, PPG has registered United States rights for all markets, including first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights, and rights to any means yet to be developed for transmitting information in any form. There are a limited number of books for which foreign rights and electronic rights will revert to the author if PPG does not exploit them in a given period of time, usually two years after publication. Foreign rights are not usually lucrative for supplementary materials, but opportunities are considered on a one-by-one basis. PPG believes it has adequately protected its copyrights, but the loss of copyrights or failure of copyright protection could have a material adverse effect on the Company.

EMPLOYEES

As of December 31, 1998, the Company had approximately 32 employees, 8 of whom were full-time and 24 were part-time. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, and other information with the SEC. You may read and copy any reports, statements or other information we file at the SEC's Public Reference Room, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549 and at the SEC's Regional Offices at 7 World Trade Center, Suite 1300, New York, New York 10048 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. You can request copies of these documents, upon payment of a duplicating fee, by writing the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Company's filings are also available to the public on the SEC Web site at http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company and PPG own no real property. The Company and PPG conduct their operations in one facility. PPG leases approximately 4,200 square feet of office space in Maywood, New Jersey, at a current rental of $42,000 per year including utilities and taxes. This lease expires in 1999 and PPG plans to relocate to larger space.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 22, 1998, the Company held a Regular Meeting of Shareholders. The following discussion sets forth the results of the actual votes taken at the Regular Meeting and has not been adjusted to reflect the 20-to-1 reverse stock split which was approved at the Regular Meeting. The holders of 57,587,663 votes, 98.10% of the outstanding voting power of the Company, were represented in person or by proxy at the meeting. The following matters were submitted to a vote of security holders, and approved, at the meeting:

(a) The following persons were elected to the Company's Board of Directors:


                                                                        Votes
                                         Votes For                     Withheld
                                         ---------                     --------

John C. Bergstrom                        57,586,663                    1,000

Roy E. Mayers                            57,518,463                    69,200

James J. Peoples                         57,518,663                    69,000

Anton J. Christianson                    57,518,663                    69,000

Diane M. Miller                          57,518,663                    69,000

(b) A proposal to change the name of the Company from "Concourse Corporation" to "Peoples Educational Holdings, Inc." was approved. The following summarizes the voting with respect to the proposal:

Votes For:            57,569,791
Votes Against:            14,372
Abstain:                   3,500

(c) A proposal to effect a 20-to-1 reverse stock split and to increase the number of authorized shares was approved. As a result, effective December 31, 1998, the reverse stock split occurred and the Company's authorized capital stock consists of 25,000,000 shares, par value $.02 per share, consisting of 15,000,000 common shares and 10,000,000 undesignated shares. Fractional shares resulting from the reverse stock split were rounded up. The following summarizes the voting with respect to the proposal:

Votes For:            57,564,945
Votes Against:            15,918
Abstain:                   6,800

(d) A proposal to approve and ratify the 1998 Stock Plan and to increase the number of shares of common stock reserved for issuance of awards thereunder was approved. The following summarizes the voting with respect to the proposal:

Votes For:            57,163,948
Votes Against:           141,718
Abstain:                  80,399

(e) A proposal to ratify the appointment of McGladrey & Pullen LLP as independent public accountants was approved. The following summarizes the voting with respect to the proposal:

Votes For:            57,579,657
Votes Against:               500
Abstain:                   7,506


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded over-the-counter by broker/dealers in the Minneapolis-St. Paul, Minnesota, metropolitan area from approximately December 1983 until October 1996, when all active trading ceased. Trading in the Company's common stock had been extremely limited since at least 1993, and, as of December 31, 1994, there was only one broker/dealer in Minneapolis-St. Paul, Minnesota, providing bid and asked quotations. The last bid quote, known to the Company, for the Company's common stock was published as of the close of business on October 22, 1996, and was $0.005 per share ($0.10 if adjusted for the 20-to-1 reverse stock split which occurred after the date of the last bid). The Company is unaware of any broker/dealer who has published bid or asked quotations for the Company's common stock since October 22, 1996.

There were approximately 233 shareholders of record as of March 20, 1999, including the Depository Trust Company which held 44,733 shares. The Company has not paid any dividends on its common shares in the past two years and anticipates retaining future earnings, if any, to finance operations of the Company.

Sales of Unregistered Securities. When the Company was operated as Concourse Corporation and prior to its combination with PPG, the Company issued certain shares as payment for services rendered to the Company by five persons, two of whom were directors of the Company at that time. None of these individuals continue to provide services to, or act as a director of, the Company. The following table sets forth such issuances:

                         Number of                         Value of
Date                     Shares(1)                         Services
----                     ---------                         --------

May 1, 1998               5,025                           $1,256.00
May 1, 1998               4,050                           $1,013.00
May 1, 1998               6,000                           $1,500.00
May 9, 1998               1,875                           $  468.75
May 9, 1998               1,875                           $  468.75
---------------------
(1)The number of shares has been adjusted to reflect the 20-to-1 reverse stock split which occurred subsequent to these stock issuances.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This form 10-KSB contains forward-looking statements regarding the Company, PPG and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing,
(6) local and state levels of educational spending, (7) the Company's and PPG's Year 2000 readiness, (8) the Company's and PPG's ability to retain qualified personnel, (9) PPG's ability to retain its distribution agreements in the Advanced Placement market, (10) the sufficiency of PPG's copyright protection,
(11) PPG's ability to continue to rely on the services of American Book Center, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

INTRODUCTION

PPG was incorporated in Delaware in 1989 and on March 19, 1990, completed an asset purchase of a high school remedial education product line from New Readers Press, a division of Laubach Literacy International. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc. ("the Company") (formerly Concourse Corporation) a public company with only minimal operations. As a result of the merger, PPG became a wholly-owned subsidiary of the Company. All of the Company's operations are currently conducted through PPG. For accounting purposes, the merger was treated as if PPG acquired Concourse Corporation in a purchase transaction. As a result, this report and the following discussion excludes any financial results of the Concourse Corporation prior to the merger.

REVENUES AND NET INCOME

OVERVIEW

1998 was a record year for PPG, with sales and commission revenues of $6,164,248, an increase of 36% from the prior period 1997. Net income after tax for the same period was $316,138, an increase of 80% from 1997 results. The following table summarizes and compares the 1997-1998 sales and net income results.


--------------------------------------------------------------------------------------------------------------------
                              1998                     1997                   VARIANCE               % CHANGE
--------------------------------------------------------------------------------------------------------------------
Revenues                    $6,164,248              $4,528,065               $1,636,183                 36%
--------------------------------------------------------------------------------------------------------------------
Net Income                  $  316,138              $  175,501               $  140,637                 80%
--------------------------------------------------------------------------------------------------------------------

Both the Instruction and Test Preparation product lines posted record sales in 1998. Sales of Instruction grew 67% over 1997 sales and the Test Preparation product line, only in its second year and first full 12 months of sales, grew
3.4 times over the 1997 partial year sales. 1997 Advanced Placement revenues were down 0.4% due to a $158,149 sales decline associated with a discontinued college product line or Phase-out Agreement discussed below. However, the sales of the two primary college clients, whose Advanced Placement products PPG actively markets, increased 6% over the prior year.

The following table summarizes and compares the 1997-1998 product line revenues.


--------------------------------------------------------------------------------------------------------------------
                                           1998                  1997(*)              VARIANCE           % CHANGE
--------------------------------------------------------------------------------------------------------------------
Instruction                            $2,471,814             $1,476,971             $994,843              67.0%
--------------------------------------------------------------------------------------------------------------------
Test Preparation                       $  954,886             $  277,711             $677,175             244.0%
--------------------------------------------------------------------------------------------------------------------
Advanced Placement                     $2,737,548             $2,749,914             $(12,366)             (0.4)%
--------------------------------------------------------------------------------------------------------------------

(*) $23,469 in other sales not included.

A major portion of the revenue increase was due to strong multicultural sales in the Instruction product line led by a large sale of $590,445 to the Detroit Board of Education, and the impact of an increase of $677,175 in new Test Preparation sales. Such a large sale to a single district is unusual in supplementary publishing, and the Company does not anticipate future orders of this magnitude. The sales pattern continues to be thousands of small orders under $200 submitted by school districts across the country. However, in addition to the Detroit order in 1998, PPG began to receive "medium" size orders in the $25,000 to $50,000 range. The Company believes this new class of medium size orders originated from improved strategic telemarketing sales of Instruction products and increased Test Preparation sales. There is no assurance that these medium size orders will continue in 1999, but PPG is engaged in a number of sales opportunities which, if successful, will result in several additional medium sized orders.

The increase in the revenues of the Company in 1998 as compared to 1997 were primarily attributable to increases in unit sales and were not substantially impacted by changes in product pricing.

INSTRUCTION PRODUCT SALES

Instruction products include two primary sales sources referred to as Student-at-risk and Multicultural. Student-at-risk and Multicultural sales in 1998 increased 11.8% and 141.3%, respectively compared to 1997. The Multicultural increase was composed primarily of the previously mentioned Detroit Board of Education sale in the amount of $590,445. The Detroit sale consisted of $518,442 of proprietary product sales including In Our Own Image (a middle school African American history) and African American History: A Journey of Liberation (for senior high school). The balance came from a distributed Latino history text. Student-at-risk sales increased as a result of the introduction of new proprietary products principally, For the People by the People, a History of the United States Beginning to the Present.

Both Student-at-risk and Multicultural sales include a mix of proprietary and nonproprietary or distributed titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses distributed products to "round out" or fill in a full catalog of product offerings for PPG's customers. Sales of proprietary products in the Instruction product line represented 76% of Instruction product sales in each of 1998 and 1997. The Company expects that PPG's proprietary products will represent an increasing percentage of Instruction product sales in the future.

TEST PREPARATION PRODUCT SALES

Test Preparation product sales were $954,886 in 1998 compared with sales of $277,711 in 1997, the year this product line was started. Test Preparation sales results have been encouraging and PPG plans major expansion in this area. This expansion is not without major competitors and similar gains by other publishers will make this arena a hotly contested sales environment.

ADVANCED PLACEMENT REVENUES

PPG has exclusive distribution agreements with two college publishers to sell their college books and other titles including certain trade and professional books, into the public and private K-12 school market. One of the agreements is a purchase for resale contract where the college publisher sells books to PPG at a discount and PPG resells to schools and school districts ("Resale Agreement"). The other agreement is a commission arrangement where PPG markets and sells the college publisher's products and receives a commission on all the publisher's sales to schools ("Commission Agreement"). These agreements are important to PPG and accounted for $2,597,772 and $2,451,989 of 1998 and 1997 revenues, respectively.

The following table summarizes and compares Advanced Placement revenues for 1997 and 1998:


-------------------------------------------------------------------------------------------------------------------
                                          1998                  1997                VARIANCE            % CHANGE
-------------------------------------------------------------------------------------------------------------------
Resale Agreement                        $2,158,005            $2,035,992            $ 122,013              6.0%
-------------------------------------------------------------------------------------------------------------------
Commission Agreement                    $  439,767            $  415,997            $  23,770              5.7%
-------------------------------------------------------------------------------------------------------------------
     Sub Total                          $2,597,772            $2,451,989            $ 145,783              5.9%
-------------------------------------------------------------------------------------------------------------------
Phase-out Agreement                     $  139,776            $  297,925            $(158,149)           (53.1)%
-------------------------------------------------------------------------------------------------------------------
     Total                              $2,737,548            $2,749,914            $ (12,366)            (0.4)%
-------------------------------------------------------------------------------------------------------------------

The 1998 Resale Agreement product sales increased 6.0% over 1997 primarily due to improved telemarketing. During the same period the Commission Agreement revenue increased 5.7% also primarily due to improved telemarketing.

The Resale Agreement and the Commission Agreement include noncompete language that restricts PPG from selling works that compete directly with the college publishers' products. The exclusive nature of both agreements provides the basis upon which PPG commits considerable sales and marketing resources to grow Advanced Placement sales. The loss of either agreement would have a material adverse effect on PPG's revenue and net income. The term of the Resale Agreement runs from November 20,1996 to November 30, 2000. The college publisher can terminate the Resale Agreement if PPG fails to increase its gross purchases in the publisher's fiscal year (April to March) by 10% over the previous fiscal year. The termination becomes effective on November 30 of the fiscal year following that in which the short fall took place. PPG will meet the gross purchase requirements for the publisher's fiscal year ending March 1999.

The Commission Agreement expired on June 6, 1998 and has been extended until April 30, 1999. PPG and the college publisher are currently negotiating a contract revision to change the Commission Agreement to a resale agreement. The Company has no reason to believe that a resale agreement will not be reached for a new three-to-five-year term. In the unlikely event that PPG fails to conclude a new resale agreement, the Company believes the college publisher will renew the current Commission Agreement for an additional three-to-five-year period.


The Company's 1997 and 1998 sales include limited revenue from the winding down of another resale agreement with a third publisher (the "Phase-out Agreement"). PPG acted as an exclusive distributor on a commission basis for such publisher until the publisher merged with another company. At the time of the merger, the commission agreement terminated and PPG lost exclusivity but continued to distribute the publisher's products as a non-exclusive reseller. PPG no longer actively markets products subject to the Phase-out Agreement and expects to discontinue these products by the year 2000.

GROSS MARGIN AND COST OF SALES

OVERVIEW

The 1998 cost of sales as a percent of total sales was 51.4% compared to 55.8% in 1997. The reduction was due to the lower manufacturing costs associated with increased sales of Instruction and Test Preparation product lines. The Company expects 1999 cost of sales to increase in both dollars and as a percent to revenues due to the large sales increase associated with the anticipated conversion of the Advanced Placement products Commission Agreement to a resale agreement.

Cost of sales includes paper, printing and binding, author royalties, and prepublication costs. For those products that PPG distributes as a reseller, cost of sales consists of the cost of purchasing those products. Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, freelance writing, page design and makeup, art permissions and other permissions, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for market research and other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Other product development expenses include payment for manuscript reviewers, the production of a sample version of the book (for use at conference exhibits and other meetings), and the purchase of competition reports and products.

Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative. In book publishing, prepublication costs represent the major product development expense and, as such, can serve as an important financial indicator of new product commitment. In 1997, PPG's prepublication cost was $205,660 compared to a 1998 expenditure of $451,748. PPG has budgeted $979,000 for 1999 prepublication costs.

INSTRUCTION AND TEST PREPARATION GROSS MARGIN AND COST OF SALES

The combined gross margins for Instruction and Test Preparation in 1998 and 1997 were 63.9% and 58.7%, respectively. Year-to-date margins fluctuate based on product mix with proprietary products cost of sales ranging from 16% to 35% of sales while non-proprietary distributed sales have higher costs ranging from 40% to 60% of sales. The 5.2% margin improvement in 1998 was principally due to the lower cost of sales associated with the $677,175 increase in Test Preparation and the $518,442 proprietary portion of the Detroit sale. The wide spread within cost of sales percentages is cased by variances in paper, printing and binding costs as well as author royalties and pre-publication costs. Author royalty rates vary depending on the track record of the author and the amount of an author's contribution to the work and range from 0.75% to 15% of net sales. Prepublication costs also vary widely by product and product line and are impacted by product specifications, schedule and production values. For example, Test Preparation titles are 120-to-180-page paperbacks with plant investments ranging from $20,000 to $26,000 per book while the plant cost related to PPG's 708-page hardcover U.S. History test were considerably higher at $96,000. In the future PPG plans to increase its plant cost investment in Test Preparation.

ADVANCE PLACEMENT GROSS MARGIN AND COST OF SALES

The gross margin on the Advanced Placement Resale Agreement titles ranges from 75% to 78% of sales. The cost of sales is high compared to Instruction and Test Preparation but the gross profit dollar volume in 1998 and 1997 creates a very positive impact on operating expense and net revenue. Commissions revenues carry no associated cost of sales and the full amount of $439,767 in 1998 and $415,997 in 1997 contributed directly to operating expense and net income. If PPG's proposal to change the Commission Agreement to a resale agreement is concluded beginning May 1, 1999, PPG would post commission revenue for the first four months of 1999 and sales revenue for eight months of 1999. In addition to producing additional sales in 1999 and in future years the proposed resale agreement is also expected to increase PPG's cost of sales and reduce gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The 1998 and 1997 selling, general and administrative expenses were 39.7% and 37.4%, respectively, as a percentage of total revenues. Although PPG intends to lower the SG&A costs as a percentage of total revenues, the total dollar cost of SG&A will increase as PPG produces and mails more catalogs, hires additional marketing personnel and staff, and adds commission sales representatives. PPG also intends to increase spending for sample books, exhibits, advertising, direct mail, and marketing support.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had cash and working capital of $565,678 and $771,058, respectively, as compared to cash and working capital of $182,116 and $598,020, respectively as of December 31, 1997. This increase in cash and working capital was primarily due to the Company's net operating profit for the year.

PPG has a line of credit agreement with a bank which allows borrowings up to $1,000,000 during certain peak seasonal months of the year and otherwise is limited to $500,000. The credit agreement expires in 1999 and PPG expects it to be renewed under similar terms. As of December 31, 1998, the Company had $234,000 outstanding under this line.

Inventories totaled $439,089 and $336,897 at December 31, 1998, and December 31, 1997, respectively. This higher level of inventory is associated with the higher level of sales as well as an increased number of products, including the addition of Test Preparation products to inventory.

Accounts receivable totaled $504,545 and $646,301 at December 31, 1998, and December 31, 1997, respectively. The decrease in accounts receivable from the prior year was due to an improvement in average collections and the absence of any large sales transactions in late 1998.

PPG's business is substantially based on development of new educational materials which are then amortized over a period of a number of years. The pre-publication costs of these new educational materials are capitalized on the Company's balance sheet and amortized over a 36 month period. When the Company is in an expansion mode, the amount of new product costs capitalized will tend to exceed the amount of previously developed products being amortized. Prepublication expenditures totaled $451,748 in 1998, as compared to $205,660 in 1997, resulting in an increased use of cash of $246,088 in 1998 compared to 1997. The Company believes that its cash and line of credit together with cash generated from operations will be sufficient to meet its normal cash needs for 1999.

PRODUCT DEVELOPMENT

The Company intends to increase funding for product development efforts. Instruction proprietary products currently under development include a new series of remedial World Culture books, and the beginning of work on second editions of Classical Africa and African American History, A Journey of Liberation. Over the next two to three years, the Company intends to focus resources on revising and maintaining copyrights on Instruction products with considerably more emphasis and funding to build the new Test Preparation product line.

In fall 1997 in the Test Preparation product line PPG introduced three fourth-grade test preparation books for

Language Arts, Mathematics, and Science. Three additional but similar titles intended for grade three were introduced in 1998, along with the first two of six titles intended for junior high. Six senior high school titles are scheduled for 1999 release, completing the series and moving forward with this plan of additional Test Preparation product development.

In December 1998, PPG contracted on a work-for-hire basis with an outside development group to continue the Test Preparation product development through 1999.

Presently, PPG does not produce any proprietary products for the Advanced Placement market. However, the Company intends to start a publishing program to produce proprietary Advanced Placement supplements and ancillary materials. PPG's products will not compete with any existing publisher agreements and will be crafted as supplements to help teachers and students with the Advanced Placement examinations. The goal is to release PPG's first proprietary Advanced Placement products in 2001.

SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs September through May. Typically, the major marketing campaigns, including mailing of new catalogs and focused sales efforts, begin in September when schools reopen. This is the period when sample books are provided free for review to teachers for purchase consideration. General marketing efforts including additional sales and marketing campaigns, catalog mailings, and complementary copies continue throughout the school year. Teachers and districts generally review and consider books throughout the school year, make their decisions in the winter and spring, and place their purchase orders with the district office or other administrative units at that time. During spring and summer, the district offices process purchase orders and send them to publishers.

For PPG, approximately 40-45% of sales via purchase orders have historically been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the Test Preparation product line, with purchases occurring near the time the test is given, and during the summer months for summer programs that add extra test preparation for students who are behind in their performance.

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year, so new product development and launch, as well as expenses, must be planned around the school year. A product launched in the fall of 1997, for example, should not be expected to generate sales until summer of 1998. This seasonal delay in purchase must be accounted for when considering growth and forecasts in the supplementary educational materials market. As noted above, PPG receives and fulfills customer orders throughout the year, but its largest revenue is produced in the July to September third-quarter. In general, the historical quarterly percentages of revenues to the full year revenues falls within a predictable range. However, quarterly revenues can vary considerably due to large orders such as the 1998 Detroit sale and the completion and release of books to fill large back orders such as the 1998 first-quarter Test Preparation sales. The table below summarizes the historical quarterly revenue percentages for 1996, 1997 and 1998 net of the sales influence of the Detroit sale and Test Preparation.

                       REVENUE RANGES BY QUARTER 1996-1998


 QUARTER 1             QUARTER 2             QUARTER 3              QUARTER 4

 10-14%                 19-24%                 47-55%                12-15%

Y2K COMPLIANCE

The Company is currently in the process of testing all of its computer equipment and replacing any that is not Year 2000 ("Y2K") compliant with Pentium II 350 computers with Y2K compliant Intel chips. The Company's LAN is a Pentium II 400 MHZ with a Y2K compliant Intel chip. The Company intends to have its computer systems tested by an outside consultant in the second quarter of 1999. The computer system used by the Company's telemarketers is a new Y2K compliant system and is tied into the Company's LAN. All computer terminals used by PPG's in-house Operations Department, which are tied into the Y2K compliant LAN, are currently being tested and will be replaced if not Y2K compliant.

The Company's bookkeeping system ties in with the Company's outside accounting service's system, and is currently being updated to be Y2K compliant. The Company has tested its credit card system and postage meter, and believes that they meet the Y2K compliance standards.

American Book Center, the independent fulfillment center which is responsible for PPG's important billing and reporting operations systems, uses an IBM AS/400 operating system. American Book Center has notified PPG in writing that it is aware of the importance of its role in PPG's operations and that its IBM AS/400 operating system is Y2K compliant and that its query programs, telephone system, and postage system are Y2K compliant. In addition, American Book Center is currently checking its order entry program for Y2K compliance. The Company and American Book Center will be conducting a test of this entire system in the second quarter of 1999. The failure of the computer systems of American Book Center to be Y2K compliant would have a material adverse effect on the Company. Although the Company believes alternate manual processes exist that could temporarily minimize any disruption caused by a Y2K failure of PPG or American Book Center, such manual processes would not likely be effective or sufficient for an extended period of time.

PPG is dependent on certain outside software vendors, printers, and pre-press houses for book production, and has sent letters to these companies asking them to confirm that their operations, as they affect PPG, are Y2K compliant. In addition, PPG has contacted publishers whose products PPG distributes and which are in PPG's catalogs, banks and insurance carriers, and to date, has not received negative responses from any of these companies.

The Company's costs to date to determine Y2K compliance have been under $10,000 and the Company currently estimates that its expenditures to test and ensure Y2K compliance will be approximately $35,000. In the event of a failure of any Y2K tests scheduled by the Company for this spring, such expenditures will be considerably higher.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not believe that any recently issued accounting standards will have an affect on the Company.

ITEM 7.  FINANCIAL STATEMENTS

The information required under this heading is contained in Exhibit 99.1 filed with this report. The financial statements of PPG for the fiscal year ended December 31, 1997 are incorporated herein by reference to Exhibit 99.1 the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 15, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In January 9, 1995, the Company engaged Casey Menden & Co., P.A. ("Casey Menden"), Bloomington, Minnesota, to act as the Company's certified public accounting firm, as approved by the Company's Board of Directors. Casey Menden audited the Company's financial statements for the year ended December 31, 1994 and the report of Casey Menden on such financial statements, dated March 21, 1995, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. These financial statements were filed with the Company's Form 10-K for the year ended December 31, 1994 and such report also contained disclosure of the change in accountants to Casey Menden.

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

On June 10, 1998, the Company appointed McGladrey & Pullen LLP ("McGladrey & Pullen") to act as its certified public accountants, as approved by the Company's Board of Directors. McGladrey & Pullen audited the Company's financial statements for the years ended December 31, 1995, 1996 and 1997. Their reports for the three years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles; except that the report references the doubt expressed by Casey Menden as to the Company's ability to continue as a going concern for the year ended December 31, 1994. McGladrey & Pullen continues to act as the Company's certified public accountants.

During the Company's two fiscal years ended December 31, 1997 and the interim period subsequent thereto ended June 10, 1998, the Company did not have a relationship with McGladrey & Pullen described in Item 304(a)(2) of Regulation S-B or otherwise. The only conversations held with McGladrey & Pullen prior to June 10, 1998 related to due diligence issues relative to their engagement.

In connection with merger between the Company and PPG effective as of November 1, 1998, PPG is treated as the acquirer from an accounting perspective as a result of which the historical financial statements included or incorporated by reference in this report are those of PPG. PPG's 1997 financial statements were audited by Pollack & Culnen, River Edge, New Jersey, and its 1998 financial statements were audited by McGladrey & Pullen.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

At the effective time of the Merger on November 1, 1998, all then current directors of the Company except William A. Hultgren, Orville Huseby and Roland Barrett resigned and John C. Bergstrom, Anton J. Christianson, Roy E. Mayers, Diane M. Miller, and James J. Peoples were appointed as new directors of the Company. Ms. Miller and Messrs. Bergstrom, Christianson, Mayers and Peoples constituted prior to the Merger and will continue to constitute the Board of Directors of PPG. Messrs. Huseby and Barrett resigned as directors on November 10, 1998. Mr. Hultgren resigned as an officer of the Company on November 1, 1998 and did not stand for re-election as a director at the Regular Meeting of Shareholders held on December 22, 1998.

The following individuals constitute the current directors and executive officers of the Company:


                                                                                                          DIRECTOR
NAME AND AGE                        PRINCIPAL OCCUPATION                                                   SINCE
------------                        --------------------                                                   -----


John C. Bergstrom (38)           Partner in RiverPoint Investments, Inc., St. Paul-based                    1998
                                 investment advisory firm since 1995.  From 1985 to 1995, Mr.
                                 Bergstrom was employed by Cherry Tree Investments, Inc., based in Minneapolis, Minnesota.  For the past two years, he has been under contract with PPG to consult and serve as Director,
                                 Secretary, and acting Chief Financial Officer. Similarly, the
                                 Company has retained him to serve as Secretary and acting CFO.
                                 Mr. Bergstrom is a graduate of Gustavus Adolphus College and the
                                 University of Minnesota.  He also serves as a director of
                                 several private companies, such as Tecmark Services, Inc.,
                                 Instrumental, Inc., and Dolan Media Company.

Anton J. Christianson (46)       Managing General Partner of Cherry Tree Investments, Inc.,                 1998
                                 Minneapolis, Minnesota since 1981.  Director of PPG since 1990.
                                 Mr. Christianson has been involved in the venture capital
                                 industry for over 20 years.  He previously also served as a vice president for Norwest Venture Capital.  He serves as a director for several public and private companies, including Fourth Shift
                                 Corp., Transport Corporation of America, Inc., TRO Learning,
                                 Inc., Learning Ventures, and Dolan Media Company.
                                 Mr. Christianson is a graduate of St. Johns University and
                                 Harvard University.

Roy E. Mayers (55)               Since 1997, President and Chief Executive Officer of Hess                  1998
                                 Management, Co., which oversees three major printing companies serving the education market.  Prior to that time and since
                                 1987, Mr. Mayers was the President and Chief Executive Officer
                                 of Steck-Vaughn Publishing Corporation, a leading publisher in supplementary educational materials.  From 1975 to 1985, he was
                                 President of Modern Curriculum Press, a wholly-owned subsidiary of Esquire, Inc. as well as a group executive of three Esquire,
                                 Inc. operating companies from 1982 to 1985.  From 1962 to 1975,
                                 Mr. Mayers was employed by Globe Book Company, most recently as
                                 Vice President and General Manager.  He is a graduate of the
                                 City College of New York with B.S. in Business Administration and Accounting. Mr. Mayers has served as a director of PPG since
                                 1997.

Diane M. Miller (46)             Co-founder and Executive Vice President of PPG since 1989.                 1998
                                 Executive Vice President of the Company.  Her educational
                                 publishing experience encompasses general management, market research, editorial and marketing.  Prior to forming PPG, Ms.
                                 Miller was publisher of Globe Books, a remedial education
                                 publisher owned by Simon and Schuster.  Prior to joining Globe


                                 Books, she was Senior Editor of Reading for Harcourt Brace
                                 Jovanovich.  Ms. Miller is a graduate of Centre College,
                                 Kentucky.

James J. Peoples (61)            Co-founder, Chairman, President and Chief Executive Officer and            1998
                                 Treasurer of PPG since 1989. Chairman, President, Chief
                                 Executive Officer and Treasurer of the Company.  He has 35 years of experience in school book publishing, including positions in sales, sales management, corporate staff assignments, and
                                 general management.  Prior to forming PPG, Mr. Peoples was
                                 President of the Prentice Hall School Group for seven years and served three years as Group President of the $350 million Simon and Schuster Educational Group.  Mr. Peoples is a graduate of
                                 Oregon State University.

In accordance with a voting agreement between Mr. Peoples and Cherry Tree Ventures III, LP, each party has agreed to vote for the director designated by the other party. Mr. Christianson has been designated by Cherry Tree Ventures III, LP and Mr. Peoples has designated himself to serve on the Board.

Board Committees. The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is currently composed of Messrs. Christianson and Mayers. The Audit Committee meets with the Company's independent auditors and representatives of management to review the internal and external financial reporting of the Company, reviews the scope of the internal auditors' examination, considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments and approves any material non-audit services to be provided by the Company's independent auditors.

The Compensation Committee is currently composed of Messrs. Bergstrom, Christianson and Mayers. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation, stock options and benefits of officers and employees. The Compensation Committee has established a Stock Grant Subcommittee, currently composed of Messrs. Christianson and Mayers, for the purpose of granting awards under the Company's 1998 Stock Plan.

The Company does not have a nominating committee.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid to the current Chief Executive Officer and Executive Vice President of the Company and to the former Chief Executive Officer of the Company (the "Named Executives"). Compensation to the current executive officers is paid by the Company's wholly owned subsidiary, PPG.

                           SUMMARY COMPENSATION TABLE


                                                                               LONG TERM
                                                                             COMPENSATION
                                      ANNUAL COMPENSATION                        AWARDS
                                      -------------------                    ---------------
                                                                                Securities
                                                                                Underlying     All Other
Name and Position              Year       Salary($)  Bonus($)(4)                Options(#)     Compensation($)(3)
-----------------              ----       ---------  -----------                ----------     ------------------

James J. Peoples,              1998       128,269      22,007                           -               969
 Chairman, President and
 CEO (1)

Diane M. Miller,               1998        93,269      18,165                        48,938             312
 Executive Vice
 President (1)

William A. Hultgren,           1998       131,549        --                             -               --
 former CEO (2)                1997        36,100        --                             -               --
                               1996        65,485        --                             -               --

------------------

(1) PPG became a wholly-owned subsidiary of the Company on November 1, 1998. Compensation paid by PPG in prior years is not required to be reported herein.
(2) Mr. Hultgren resigned as an executive officer of the Company on November 1, 1998.
(3)   Represents premiums paid by PPG for life insurance.
(4)   Represents bonuses earned in 1998 but which were paid in 1999.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information with respect to option grants to the Named Executives in fiscal 1998:

                                  OPTIONS GRANTED IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANT
                        --------------------------------------------------------

                           NUMBER OF     PERCENT OF
                          SECURITIES    TOTAL OPTIONS
                          UNDERLYING     GRANTED TO
                            OPTIONS     EMPLOYEES IN   EXERCISE    EXPIRATION
NAME                      GRANTED (#)    FISCAL YEAR     PRICE        DATE

Diane M. Miller,            48,938           94%         $1.20       2/23/03
 Executive Vice
 President(1)

------------------
(1) Reflects an option granted to Ms. Miller by PPG in February 1998 prior to PPG becoming a wholly-owned subsidiary of the Company in the Merger on November 1, 1998. The option becomes exercisable in three separate installments in each case upon PPG's fulfillment of certain performance goals. The information set forth above reflects conversion of the option in connection with the Merger.

The following table sets forth information with respect to the Named Executives concerning the exercise of options during 1998 and unexercised options held as of December 31, 1998:


                            AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS              IN-THE-MONEY
                                                               AT FY-END (#)            OPTIONS AT FY-END ($)(3)
                    SHARES ACQUIRED             -----------------------------------   -----------------------------
    NAME             ON EXERCISE (#)  VALUE REALIZED ($)  EXERCISABLE UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
------------       -----------------  ------------------  ----------- -------------   -----------  -------------

James J. Peoples(1)      N/A                 N/A               -              -               -            -

Diane M. Miller(1)       N/A                 N/A           16,313         32,625              -           -0-

William A. Hultgren(2)     -                   -               -              -               -            -

------------------
(1) Mr. Peoples and Ms. Miller exercised certain options they held in PPG prior to the Merger. Therefore, such options are not required to be reported.
(2) Mr. Hultgren resigned as an executive officer of the Company on November 1, 1998.
(3) There is no established trading market or market price for the Company's Common Stock. Based on the last known bid quote for the Common Stock of $0.005 ($0.10 if adjusted to reflect the 20-to-1 reverse stock split which occurred after the last bid), Ms. Miller's option (exercisable at $1.20 per share) was not in-the-money as of December 31, 1998.

EMPLOYMENT AGREEMENTS

The Company has no employment agreements. PPG has entered into employment agreements with Ms. Miller and Mr. Peoples. The employment agreement between Mr. Peoples and PPG was originally entered into in 1990 and its continues from year to year unless terminated by either party at least 60 days prior to the end of each contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Peoples ceases to be employed by PPG. If the employment of Mr. Peoples is terminated unilaterally by Mr. Peoples or for cause by PPG, the Company has the right to repurchase any Company stock then owned by Mr. Peoples. Under certain circumstances upon termination, Mr. Peoples has the right to sell his stock back to the Company. The Company has a right of first refusal with respect to any share transfers of Company stock by Mr. Peoples. The employment agreement of Mr. Peoples is currently being re-negotiated.

The employment agreement between Ms. Miller and PPG, as amended, was originally entered into in 1990. The current term of the agreement expires in February 2000 and continues thereafter for successive one-year periods unless terminated by either party at least 60 days prior to the end of the contract year. The employment agreement of Ms. Miller contains the same non-competition, non-solicitation, stock repurchase and other covenants as described above for Mr. Peoples. Certain stock owned by Ms. Miller is excluded from the Company=s repurchase rights.

Director Compensation. Directors do not receive compensation or fees for attending Board meetings. Non-employee directors are reimbursed for certain expenses in connection with attendance at Board and committee meetings. The 1998 Stock Plan permits granting of options to directors at the discretion of the Board. On July 28, 1997, Mr. Bergstrom was granted a non-qualified option to purchase 50,000 shares of the Common Stock of PPG at $1.25 per share. In connection with the Merger and following the 20-to-1 reverse stock split, this option converted into an option to purchase 54,375 shares of the Company's Common Stock at $1.20 per share under the Company's 1998 Stock Plan. On October 30, 1997, Mr. Mayers was granted a non-qualified option to purchase 30,000 shares of the Common Stock of PPG at $1.25 per share. In connection with the Merger and following the 20-to-1 reverse stock split, this option converted into an option to purchase 32,625 shares of the Company's Common Stock at $1.20 per share under the Company's 1998 Stock Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information provided to the Company as to the beneficial ownership of the Company's Capital Stock as of March 20, 1999 by (i) the only shareholders known to the Company to hold 5% or more of such stock, and each of the directors and officers of the Company individually and as a group.


                                                                COMMON STOCK
                                                                UNDERLYING
                                  COMMON     CONVERTIBLE        CONVERTIBLE STOCK
NAME                              STOCK      STOCK              AND STOCK OPTIONS            TOTAL(%)(1)
----                              -----      -----------        -----------------            -----------

James J. Peoples . . . . .           0        652,640(2)               709,746                 24.2%

Diane M. Miller . . . . . .          0        220,640(3)               256,259(6)               8.7%

Roy E. Mayers . . . . . . .          0              0                   10,875(7)                 *

John C. Bergstrom . . . . .          0          4,840(4)                29,733(8)               1.0%

Anton J. Christianson . . .          0      1,680,000(5)             1,827,000                 62.2%

William A. Hultgren . . . .     11,625              0                        0                    *

Directors and officers
as a group (5 persons). . .          0      2,558,120                2,833,613(9)              94.9%

-----------
* Less than 1%.
(1) Total percentage represents the percentage of Capital Stock on an as-if-converted basis.
(2) Represents ownership of 460,000 shares of 1998 Convertible Stock and 192,640 shares of 1990 Convertible Stock.
(3) Represents ownership of 140,000 shares of 1998 Convertible Stock and 80,640 shares of 1990 Convertible Stock.
(4)      Represents ownership of 4,840 shares of 1990 Convertible Stock.
(5) Represents ownership of 1,000,000 shares of 1990 Convertible Stock and 680,000 shares of 1993 Convertible Stock owned by Cherry Tree Ventures III, LP, of which Mr. Christianson is Managing General Partner.
(6) Includes 16,313 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(7) Consists of 10,875 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(8) Includes 24,469 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(9) Includes 51,657 shares of Common Stock subject to outstanding stock options exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PPG and the Company have retained RiverPoint Investments, Inc., a company in which John C. Bergstrom, an officer and director of the Company, is the majority shareholder, for certain consulting services. The Company pays $4,000 per month for such services.

In July 1998, prior to the Merger, Mr. Peoples and Ms. Miller each exercised a stock option to purchase 50,000 shares of PPG shares at $1.25 per share. These options had been granted to Mr. Peoples and Ms. Miller in 1993. PPG loaned each of Mr. Peoples and Ms. Miller $62,500 to exercise such options. The nonrecourse promissory notes evidencing such loans together with the interest accruing at 6% per annum are due and payable on July 31, 2003.

Following the Merger, the Company's Board of Directors approved an agreement pursuant to which Mr. Hultgren, the former CEO of the Company, acquired substantially all of the Company's pre-Merger assets in exchange for the assumption of all liabilities of the Company as of the effective time of the Merger on November 1, 1998, except certain specified liabilities related to consummating the Merger.

ITEM 13.  EXHIBITS

(a)  Exhibits.

The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.

EXHIBIT
   NO.                         DESCRIPTION

 3.1     Restated Articles of Incorporation of the Registrant.

 3.2     Bylaws of the Registrant.

 4.1     Designation of 1998 Convertible Stock (incorporated by reference to
         Exhibit 4.4 to the Registrant's Form 10-KSB for the years ended December 31, 1997, 1996 and 1995).

 4.2 Designation of 1990 and 1993 Redeemable Cumulative Convertible Stock (incorporated by reference to Exhibit 4.5 to the Registrant's 10-KSB for the years ended December 31, 1997, 1996 and 1995).

 4.3 Certificate of Articles of Correction with respect to the Designation of 1990 and 1993 Redeemable Cumulative Convertible Stock.

10.1     Registrant's 1998 Stock Plan.

10.2 Amended and Restated Agreement and Plan of Merger dated as of June 4, 1998, between the Registrant, Peoples Acquisition Corporation and The Peoples Publishing Group, Inc. (incorporated by reference to Exhibit
         10.6 to the Registrant's Form 10-KSB for the years ended December 31, 1997, 1996 and 1995).

10.2 Employment Agreement between The Peoples Publishing Group, Inc. and James J. Peoples.

10.3 Employment Agreement between The Peoples Publishing Group, Inc. and Diane M. Miller

16.1 Letter dated February 14, 1995 from Fox, McCue and Company, P.A. (incorporated by reference to the Registrant's Form 8-K with a date of report of January 9, 1995 filed with the SEC).

16.2     Letter on Change in Certifying Accountant (incorporated by reference to
         Exhibit 16 to the Amendment No. 1 to Registrant's Form 10-KSB for the years ended December 31, 1997, 1996 and 1995).

  21 Subsidiaries of the Registrant: The Peoples Publishing Group, Inc., a Delaware corporation.

  27     Financial Data Schedule.

99.1 The Registrant's Audited Financial Statements for the Year Ended December 31, 1998, with notes thereto and the auditor's report thereon.

(b) Reports on Form 8-K.

On November 16, 1998, the Company filed a current report on Form 8-K to report the Merger under Items 1 and 2 of the Form 8-K. Under Item 7, the Company indicated that the financial statements required to be filed as a result of the Merger would be filed within 60 days and they subsequently were filed in such 60-day period on January 15, 1999. The Company also made reference to prior disclosures regarding a change in accountants under Item 4 of the Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PEOPLES EDUCATIONAL HOLDINGS, INC.
Date:  March 31, 1999

                                     /s/ James J. Peoples
                                   ---------------------------------------------
                                   James J. Peoples, Chairman, Chief Executive
                                     Officer and President


                                     /s/ Diane M. Miller
                                   ---------------------------------------------
                                   Diane M. Miller, Executive Vice President
                                     and Director


                                     /s/ John C. Bergstrom
                                   ---------------------------------------------
                                   John C. Bergstrom, Secretary, Chief Financial
                                     Officer and Director


                                     /s/ Anton J. Christianson
                                   ---------------------------------------------
                                   Anton J. Christianson, Director



                                   ---------------------------------------------
                                   Roy E. Mayers, Director

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

         The proxy statement sent to the Issuer's shareholders in connection with the Regular Meeting of Shareholders held on December 22, 1998 has been supplementally provided to the SEC as required under this caption.