Form 10QSB
period 1999-03-31
PEOPLES EDUCATIONAL HOLDINGS
filed 1999-05-17
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended March 31, 1999.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from                  to                .
                              ------------------  ----------------

                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Minnesota                                      41-1368898
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                    230 W. Passaic Street, Maywood, NJ 07607
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 712-1142
                            -------------------------
                            Issuer's telephone number

Former name:  Concourse Corporation

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 153,260 shares of Common Stock (par value $0.02 per share) outstanding on May 14, 1999.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                PEOPLES EDUCATIONAL HOLDING, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



ASSETS

                                                          March 31, 1999     December 31, 1998
                                                          --------------     -----------------
Current Assets

Cash and cash equivalents                                 $      548,940     $        565,678
Accounts receivable, less allowance of
$ 193,248 and $ 186,917                                          592,983              504,545
Inventory                                                        452,373              439,089
Refundable Income Taxes                                          132,500              132,500
Deferred Income Taxes                                             76,000               55,800
Advance Royalties                                                 61,594               66,000
Prepaid catalog expenses and other current assets                 27,216               65,692
                                                          --------------     ----------------

Total current assets                                           1,891,606            1,829,304
                                                          --------------     ----------------

Equipment - At Cost, Less Accumulated
  Depreciation of $ 89,984 and $ 82,109                          104,428              112,698
                                                          --------------     ----------------

Other Assets

Deferred Prepublication Costs                                    649,451              540,333
Other Intangible Assets, net                                      62,165               72,983
Advance Royalties                                                 37,794               40,123
Deferred Income Taxes                                             32,614               32,636
Deferred Financing Costs                                          15,000                    0
Other                                                             11,044                7,845
                                                          --------------     ----------------


Total other assets                                               808,068              693,920
                                                          --------------     ----------------

Total Assets                                              $    2,804,102     $      2,635,922
                                                          ==============     ================

                PEOPLES EDUCATIONAL HOLDING, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                                March 31, 1999       December 31,1998
                                                                                --------------       ----------------
Current Liabilities

Accounts payable                                                                $      585,007       $        671,053
Notes payable under line of credit                                                     484,000                234,000
Accrued expenses                                                                       182,137                148,693
Corporate taxes payable                                                                  4,500                  4,500
                                                                                --------------       ----------------

Total current liabilities                                                            1,255,644              1,058,246
                                                                                --------------       ----------------

Mandatory Redeemable Stock

1990 Redeemable Convertible Stock, $0.02 par value; voting; authorized
1,300,000 shares; issued and outstanding 1,278,120
shares; stated at liquidation value plus accrued dividends                           1,578,145              1,564,725
1993 Redeemable Convertible Stock, $0.02 par value; voting;
authorized 700,000 shares; issued and outstanding 680,000
shares; stated at liquidation value plus accrued dividends                           1,092,420              1,081,880
                                                                                --------------       ----------------
Total Mandatory redeemable stock                                                     2,670,565              2,646,605
                                                                                --------------       ----------------
Stockholders' deficit

Common stock, $0.02 par value; authorized 15,000,000 shares
issued and outstanding 153,260 shares in 1998                                            3,065                  3,065
1998 Convertible Stock, $0.02 par value; voting; authorized
600,000 shares; issued and outstanding 600,000 shares                                   12,000                 12,000
Additional Paid In Capital                                                              95,464                 95,464
Accumulated (Deficit)                                                               (1,107,636)            (1,054,458)
                                                                                --------------       ----------------
                                                                                      (997,107)              (943,929)

Less: Note Receivable from issuance of 1998 Stock                                     (125,000)              (125,000)
                                                                                --------------       ----------------

Total Stockholders' deficit                                                         (1,122,107)            (1,068,929)
                                                                                --------------       ----------------

Total Liabilities and Stockholders' deficit                                     $    2,804,102       $      2,635,922
                                                                                ==============       ================

                PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   Three Months Ended
                                                          ---------------------------------
                                                             March 31             March 31
                                                               1999                 1998
                                                          -----------           -----------
Sales and Commision Revenues                              $ 1,097,246           $   990,871
Cost of Sales                                                 458,778               366,978
                                                          -----------           -----------
   GROSS PROFIT                                               638,468               623,893

Selling and administrative expenses                           685,768               581,610
                                                          -----------           -----------
   INCOME (LOSS) FROM OPERATIONS                              (47,300)               42,283

Non-operating income (expense):
   Interest Expense                                            (9,631)               (1,004)
   Interest Income                                              7,535                 2,168
                                                          -----------           -----------
   INCOME (LOSS) BEFORE INCOME TAXES                          (49,396)               43,447

Federal and state income tax expense (benefit)                (20,178)               17,747
                                                          -----------           -----------
   NET INCOME (LOSS)                                      $   (29,218)          $    25,700

Mandatory Redeemable Convertible Stock Dividends              (23,960)              (23,960)
                                                          -----------           -----------
   NET INCOME (LOSS) APPLICABLE TO
         COMMON STOCKHOLDERS                              $   (53,178)          $     1,740
                                                          ===========           ===========
Net income (loss) per common share:
   Basic                                                  $     (0.07)                 0.00
   Diluted                                                $     (0.07)                 0.00
                                                          ===========           ===========
Weighted average number of common
   shares outstanding                                         805,760               543,760
                                                          ===========           ===========

               PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months Ended
                                                              ---------------------------------------
                                                              March 31, 1999           March 31, 1998
                                                              --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                             $      (29,218)          $       25,700
                                                              --------------           --------------
Adjustments to reconcile net income to net cash
     provided by operating activities:
Depreciation                                                           7,875                    5,088
Amortization                                                          10,818                   10,818

(Increase) decrease in accounts receivable                           (88,438)                 135,703
(Increase) decrease in inventory                                     (13,284)                  13,604
(Increase) decrease in Prepaid Catalog Expenses                       38,476                   17,990
(Increase) decrease in Prepaid Expenses                                    -                        -
(Increase) decrease in Advance Royalties                               6,735                  (22,874)
(Increase) decrease in Deferred Income Taxes                         (20,178)                  17,748
(Increase) decrease in Other Assets                                   (2,804)                       -
Increase (decrease) in accounts payable                              (86,046)                (233,942)
Increase (decrease) in income taxes payable                                -                   (3,220)
Increase (decrease) in accrued expenses                               33,444                   17,737
                                                              --------------           --------------
  Total Adjustments                                                 (113,402)                 (41,348)
                                                              --------------           --------------
     Net cash used in operating activities                          (142,620)                 (15,648)
                                                              --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Fixed Assets                                                   -                  (29,160)
Pre-Publication Costs                                               (109,118)                 (31,969)
                                                              --------------           --------------
    Net cash used in investing activities                           (109,118)                 (61,129)
                                                              --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes                                                -                  (11,438)
Net Proceeds from Borrowing of Credit line                           250,000                  110,000
Deferred Financing Costs                                             (15,000)                       -
                                                              --------------           --------------
  Net cash (used) provided by financing activities                   235,000                   98,562
                                                              --------------           --------------

Net increase (decrease) in cash and cash equivalents                 (16,738)                  21,785

Supplemental Cash Flow Information

Cash at beginning of period                                          565,678                  182,116
                                                              --------------           --------------
Cash at end of period                                         $      548,940           $      203,901
                                                              ==============           ==============

Cash payments for:
  Interest                                                    $        8,150           $        1,004
  Income Taxes                                                             -                    3,220

Non-cash Financing Activities:
  Increase in mandatory redeemable stock and increase
    in accumulated deficit from accrued dividends             $       23,960           $       23,960

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)



NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended March 31, 1999, are not necessarily indicative of the operating results to be expected for the full fiscal year.


NOTE 2 - Net Income (Loss) Per Share

         Dilutive earnings (loss) per share amounts for the quarters ended March 31, 1998 and March 31, 1999 are the same as basic earnings (loss) per share amounts, since the effect of the 1990 and 1993 redeemable convertible stock (convertible into 2,129,456 common shares) is antidilutive for each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD LOOKING STATEMENTS

This form 10-QSB contains forward-looking statements regarding Peoples Educational Holdings, Inc. (the "Company"), its wholly-owned subsidiary The Peoples Publishing Group, Inc. ("PPG") and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) the Company's and PPG's Year 2000 readiness, (8) the Company's and PPG's ability to retain qualified personnel, (9) PPG's ability to retain its distribution agreements in the Advanced Placement market, (10) the sufficiency of PPG's copyright protection, (11) PPG's ability to continue to rely on the services of American Book Center, and other factors disclosed below and throughout this report.

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


INTRODUCTION

PPG was incorporated in Delaware in 1989 and on March 19, 1990, completed an asset purchase of a high school remedial education product line from New Readers Press, a division of Laubach Literacy International. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc. (the "Company") (formerly Concourse Corporation) a public company with only minimal operations. As a result of the merger, PPG became a wholly-owned subsidiary of the company. All of the Company's operations are currently conducted through PPG. For accounting purposes, the merger was treated as if PPG acquired Concourse Corporation in a purchase transaction. As a result, this report and the following discussion excludes any financial results of Concourse Corporation prior to the merger.


SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs September through May. For PPG, the quarter ending March 31, has historically been the lowest revenue quarter.

REVENUES AND NET INCOME

Revenues for the quarter ended March 31, 1999 were $1,097,246, which represents a $106,375 or 10.7% increase over the same quarter in 1998. Instruction sales in the first quarter 1999 were $433,833, increasing $35,851 or 9.0% over the same quarter in 1998. Advanced Placement sales lead the overall first quarter increase with first quarter 1999 revenues of $241,497 up $75,015 or 45% over the 1998 first quarter. Test Preparation sales were $421,916 down $4,492 from the first quarter 1998 level.

                                          Three Months Ended
Revenues:                            March 31,          March 31,         Variance         % change
                                       1999               1998
Instruction                        $  433,833           $397,982          $ 35,851              9.0
Advanced Placement                 $  241,497           $166,482          $ 75,015             45.0
Test Preparation                   $  421,916           $426,408           ($4,492)            (1.0)
---------------------------------------------------------------------------------------------------
TOTAL                              $1,097,246           $990,871          $106,375             10.7

The increase in Instruction sales was due to an increase in Student-At-Risk sales in both proprietary and non-proprietary products. The small decrease in Test Preparation sales relates to the seasonality of first quarter sales. The Advanced Placement sales increase is a result of improved marketing and sales.


GROSS MARGIN AND COST OF SALES

The gross margin for the quarter ended March 31, 1999 was $638,468 or 58.2% of sales compared to 63.0% for the same period in 1998. The decline in gross margin as a percentage of sales can be primarily attributed to the increase in Advanced Placement sales, which are publications purchased for resale and therefore have higher relative costs and in turn lower gross margins.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling and Marketing Expense for the quarter ended March 31, 1999 was $255,991 compared to $273,972 for the first quarter of 1998. The decrease in expenses is related to the timing of advertising and free copy expenses both of which will be pushed into the third and fourth quarters. General and Administrative Expenses for the first quarter 1999 increased $122,139, over the first quarter of 1998 and were $429,777 and $307,638 for the first quarter of 1999 and 1998, respectively. The increase is due to the addition of two full time and three part time employees resulting in increased salaries and benefits, increases in volume related expenses such as general office, travel expenses, and accrued incentive and incremental expenses associated with the Company's public status.


INCOME (LOSS) FROM OPERATIONS

For the quarter ended March 31, 1999 the Company produced a net loss from operations of $47,300 compared to a net profit of $42,283 for the same period in 1998. Although first quarter 1999 sales increased by $106,375, due to the higher percentage cost of sales as compared to the first quarter of 1998, the increase in gross margin was only $18,800 in the first quarter of 1999 as compared to 1998. This increased gross margin was insufficient to cover the increases in General and Administrative expenses, resulting in a decrease in first quarter net operating results.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash and working capital of $548,940 and $635,962, respectively, as compared to cash and working capital of $565,678 and $771,058, respectively, as of December 31, 1998. The decreases in cash and working capital were primarily due to the Company's net operating loss for the quarter.

PPG has a line of credit agreement with a bank which currently allows borrowings of up to $1,000,000 during certain peak seasonal months of the year and is otherwise limited to $500,000. This credit agreement has been renewed through May 2000 and the credit limit has been increased to $1,500,000 during certain peak seasonal months and $1,000,000 during the remainder of the year.

Inventories totaled $452,373 and $439,089 at March 31, 1999, and December 31, 1998, respectively. The higher level of inventory in 1999 is associated with higher levels of actual and anticipated sales in the current year as compared to the prior year.

Accounts receivable totaled $592,983 and $565,678 at March 31, 1999 and December 31, 1998, respectively. This higher level in 1999 is associated with the increase in sales activity recorded during the first quarter of the year.

PPG's business is substantially based on development of new educational materials whose costs are capitalized on the Company's balance sheet as pre-publications costs and are then amortized over a number of years. Pre-publication expenditures for the first quarter of 1999 were $109,118, representing a substantial increase over the expenditure of $31,969 for the first quarter of 1998. This increase in pre-publication spending is associated with an increase in the number of new products under development.

The Company believes that its cash and line of credit together with cash generated from operations will be sufficient to meet its normal cash needs in 1999.


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

The Company's bookkeeping system ties in with the Company's outside accounting service's system, and was upgraded during the first quarter of 1999 to be Y2K compliant. The Company has tested its credit card system and postage meter, and believes that they meet the Y2K compliance standards.

American Book Center, the independent fulfillment center which is responsible for PPG's important billing and reporting operations systems, uses an IBM AS/400 operating system. American Book Center has notified PPG in writing that it is aware of the importance of its role in PPG's operations and that its IBM AS/400 operating system is Y2K compliant and that its query programs, telephone system, and postage system are Y2K compliant. During the first quarter of 1999 American Book Center powered up and tested post 2000 dates and advised the Company that no problems were encountered. In the second quarter the Company plans to run a test group of invoices entered and printed with a post 2000 date. Output files will be created to test reports and make adjustments. American Book Center has advised the Company that the "Aged Trial Balance," the only system using a date calculation, is being rewritten. The Company and American Book Center will be conducting a test of this entire system in the second quarter of 1999. The failure of the computer systems of American Book Center to be Y2K compliant would have a material adverse effect on the Company. Although the Company believes alternate manual processes exist that could temporarily minimize any disruption caused by a Y2K failure at PPG or American Book Center, such manual processes would not likely be effective or sufficient for an extended period of time.

PPG is dependent on certain outside software vendors, printers, and pre-press houses for book production, and has sent letters to these companies asking them to confirm that their operations, as they effect PPG, are Y2K compliant. In addition, PPG has contacted publishers whose products PPG distributes and which are in PPG's catalogs, banks and insurance carriers, and to date, has not received negative responses from any of these companies.

The Company's costs to date to determine Y2K compliance have been under $10,000 and the Company currently estimates that its expenditures to test and ensure Y2K compliance will be approximately $35,000. In the event of a failure of any Y2K tests scheduled by the Company for this spring, such expenditures would be considerably higher.








                                     PART 2

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         Exhibit 27.            Financial Data Schedule

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated:     May 14, 1999            PEOPLES EDUCATIONAL HOLDINGS, INC.


                                             By:  /s/ James J. Peoples
                                                --------------------------------
                                             James J. Peoples, Chairman,
                                             President and Chief Executive
                                             Officer