Form 10QSB
period 1999-06-30
PEOPLES EDUCATIONAL HOLDINGS
filed 1999-08-13
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

                                 (201) 712-1142
                            Issuer's telephone number

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 153,260 shares of Common Stock (par value $0.02 per share) outstanding on August 13, 1999.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                                         June 30,1999    December 31, 1998
                                                               ------------    -----------------

Current Assets

Cash and cash equivalents                                       $  140,291        $  565,678
Accounts receivable, less allowance of $ 178,094 in 1999
and $186,917 in 1998                                               902,608           504,545
Inventory                                                          447,942           439,089
Refundable Income Taxes                                            132,900           132,500
Deferred Income Taxes                                               86,891            55,800
Advance Royalties                                                   44,420            66,000
Prepaid catalog expenses and other current assets                    8,193            65,692
                                                                ----------        ----------
     Total Current Assets                                        1,763,245         1,829,304
                                                                ----------        ----------

Equipment - At Cost, Less Accumulated
Depreciation of $ 99,804 and $ 82,109                               98,675           112,698
                                                                ----------        ----------

Other Assets

Deferred Prepublication Costs                                      723,092           540,333
Intangible Assets, net                                              51,347            72,983
Advance Royalties                                                   37,636            40,123
Deferred Income Taxes                                               34,252            32,636
Deferred Finance Charges                                            30,000              --
Other                                                               12,881             7,845
                                                                ----------        ----------
     Total Other Assets                                            889,208           693,920
                                                                ----------        ----------

Total Assets                                                    $2,751,128        $2,635,922
                                                                ==========        ==========

                PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  June 30,1999       December 31, 1998
                                                         ------------       -----------------

Current Liabilities

Accounts payable                                          $   938,972          $   671,053
Notes payable                                                 100,500              234,000
Accrued expenses                                              180,719              148,693
Corporate taxes payable                                           255                4,500
                                                          -----------          -----------
     Total Current Liabilities                              1,220,446            1,058,246
                                                          -----------          -----------

Mandatory Redeemable Stock

1990 Redeemable Convertible Stock, $0.02 par
value; voting authorized 1,300,000 shares;
issued and outstanding 1,278,120 shares;
stated at liquidation value plus accrued
dividends                                                   1,591,565            1,564,725

1993 Redeemable Convertible Stock, 0.02 par
value; voting authorized 700,000 shares;
issued and outstanding 680,000 shares; stated
at liquidation value plus accrued dividends                 1,102,960            1,081,880
                                                          -----------          -----------

     Total Mandatory Redeemable Stock                       2,694,525            2,646,605
                                                          -----------          -----------

Stockholders' Deficit

Common stock, $0.02 par value; authorized
15,000,000; shares issued and outstanding
153,260 shares                                                  3,065                3,065

1998 Convertible Stock, $0.02 par value;
voting; authorized; issued and outstanding
600,000 shares                                                 12,000               12,000

Additional Paid In Capital                                     95,464
                                                                                    95,464
Accumulated Deficit                                        (1,149,372)          (1,054,458)
                                                          -----------          -----------
                                                           (1,038,843)            (943,929)

Less: Note Receivable from issuance of 1998 Stock            (125,000)            (125,000)
                                                          -----------          -----------

Total Stockholder's deficit                                (1,163,843)          (1,068,929)
                                                          -----------          -----------

Total Liabilities and stockholder's deficit               $ 2,751,128          $ 2,635,922
                                                          ===========          ===========

            PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
     CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT (UNAUDITED)



                                                    Three Months Ended                 Six Months Ended
                                              ----------------------------      ----------------------------
                                                 June 30         June 30           June 30         June 30
                                                  1999            1998              1999            1998
                                              -----------      -----------      -----------      -----------

Sales and Commission revenues                 $ 1,483,261      $ 1,717,018      $ 2,580,507      $ 2,707,788
                                              -----------      -----------      -----------      -----------

Costs and Other Expenses:

      Cost of Sales                               969,791          776,362        1,428,539        1,143,342

      Selling and administrative expenses         542,329          500,490        1,228,128        1,082,000
                                              -----------      -----------      -----------      -----------

      Income (Loss) Before Other Expenses         (28,859)         440,166          (76,160)         482,446

      Interest Expense                             (7,908)         (17,539)          (4,310)
                                                                                                      (3,306)
      Interest Income                               6,218            5,776           13,753            7,943
      Gain on Sale of Assets                          500             --                500             --
                                              -----------      -----------      -----------      -----------

      Net Income(Loss) Before Taxes               (30,049)         442,636          (79,446)         486,079


      Provision for taxes                         (12,273)         180,004          (32,452)         197,747
                                              -----------      -----------      -----------      -----------
      Net Income (Loss)                           (17,776)         262,632          (46,994)         288,332

      Preferred stock dividends                   (23,960)         (23,960)         (47,920)         (47,920)
                                              -----------      -----------      -----------      -----------

      Net income applicable to common
      shareholders                                (41,736)         238,672          (94,914)         240,412
                                              ===========      ===========      ===========      ===========

      Net income (loss) per common share
      Basic:                                        (0.05)            0.44            (0.12)            0.44
      Diluted:                                      (0.05)            0.09            (0.12)            0.15
                                              ===========      ===========      ===========      ===========

      Weighted average no. of common
      shares outstanding
      Basic:                                      805,760          543,760          805,760          543,760
      Diluted                                     805,760        2,673,216          805,760        1,608,488
                                              ===========      ===========      ===========      ===========

Accumulated Deficit

      Deficit at beginning of period           (1,107,636)      (1,273,015)      (1,054,458)      (1,274,755)
                                              -----------      -----------      -----------      -----------

      Deficit at end of period                 (1,149,372)      (1,034,343)      (1,149,372)      (1,034,343)
                                              ===========      ===========      ===========      ===========

            PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      June 30, 1999     June 30, 1998
                                                                                      -------------     -------------
Cash Flows From Operating Activities
Net Income (Loss)                                                                       $ (46,994)        $ 288,333
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
       Depreciation                                                                        17,695            10,842
       Amortization                                                                        21,636            26,136
Changes in Assets and Liabilities
       Accounts Receivable                                                               (398,053)         (264,006)
       Inventory                                                                           (8,853)           35,059
       Prepaid Catalog Expenses                                                            57,499            30,870
       Advance Royalties                                                                   24,067            (9,742)
       Deferred Income Taxes                                                              (32,707)          194,329
       Other                                                                               (5,616)           (7,500)
       Accounts Payable                                                                   267,919           212,294
       Accrued Expenses                                                                    32,026            32,015
       Corporate Taxes Payable                                                             (4,255)             --
                                                                                        ---------         ---------
            Net Cash Provided by (Used in) Operating Activities                           (75,636)          548,630
                                                                                        ---------         ---------

Cash Flows From Investing Activities
       Purchases of Fixed Assets                                                           (3,672)          (59,236)
       Expenditures for Prepublication Costs                                             (182,579)         (116,559)
                                                                                        ---------         ---------
            Net Cash Used in Investing Activities                                        (186,251)         (175,795)
                                                                                        ---------         ---------

Cash Flows From Financing Activities
       Net Proceeds from Line of Credit Borrowings                                       (133,500)          128,000
       Deferred Finance Charges                                                           (30,000)             --
       Payments on Loans                                                                     --             (23,110)
                                                                                        ---------         ---------
            Net Cash Provided by (Used in) Financing Activities                          (163,500)          104,890
                                                                                        ---------         ---------

            Net Increase (Decrease) in Cash and Cash Equivalents                         (425,387)          477,725

Cash and Cash Equivalents
       Beginning of Year                                                                  565,678           182,116
                                                                                        ---------         ---------
       End of Year                                                                      $ 140,291         $ 659,841
                                                                                        =========         =========

Supplemental Cash Flow Information
       Cash Payments for:
            Interest                                                                    $  17,062         $   4,310
            Income Taxes                                                                    4,900            10,920
                                                                                        =========         =========

Noncash Financing Activities
       Increase in mandatory redeemable preferred stock, and increase
       in accumulated deficit from accrued dividends                                    $  47,920         $  47,920
                                                                                        =========         =========

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended June 30, 1999, are not necessarily indicative of the operating results to be expected for the full fiscal year.


NOTE 2 - Basic & Diluted Per Share

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

PPG was incorporated in Delaware in 1989 and on March 19, 1990, completed an asset purchase of a high school remedial education product line. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc. (the "Company") (formerly Concourse Corporation), a public company with only minimal operations. As a result of the merger, PPG became a wholly-owned subsidiary of the Company. All of the Company's operations are currently conducted through PPG. For accounting purposes, the merger was treated as if PPG acquired Concourse Corporation in a purchase transaction. As a result, this report and the following discussion excludes any financial results of the Concourse Corporation prior to the merger.

SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs from September through May. The second quarter ended June 30th has historically produced 19-24% of the annual revenue and the six-month period from 29-38% of the full-year revenues. The major revenue period for the Company is in the third quarter, where it is anticipated that 47-55% of the full-year sales have historically been recorded.

RESULTS OF OPERATIONS

2nd Quarter 1999 vs. 2nd Quarter 1998

Total revenues for the three months ended June 30, 1999 were $1,483,000 as compared to $1,717,000 for the same period in 1998. Test Preparation and Advanced Placement product line revenue increased $11,000 and $369,000, respectively, from the prior year, whereas Instruction product line revenue and commissions were down $531,000 and $83,000, respectively, from the prior year. During the first six months of 1998 PPG had a $591,000 sale of Instruction materials to a Midwest school district. Of this total sale, $41,000 occurred in the first quarter of 1998 and the balance, $550,000, in the second quarter of 1998. This large second quarter sale was unusual both in terms of size and timing. It resulted in gross margins and operating income performance not normally encountered within the seasonal context of second quarter revenue. No comparable sales developed during the three or six months ended June 30, 1999. Excluding this sale from total revenues for the three months ended June 30, 1998, revenues for the second quarter 1999 increased by $316,000 (27.1%) over the same period in 1998.

Test Preparation revenue for the second quarter of 1999 increased by $11,000 (14.9%) over the same period in 1998 as a result of increased market penetration.

Advanced Placement revenue in the second quarter of 1999 increased by $369,000 (71.2%) over the second quarter of 1998. On May 1, 1999, PPG signed a new three-year contact with one of its large volume Advanced Placement publishers. Under the terms of the old contract, PPG limited its activity to sales and marketing and received a sales commission from the publisher with no corresponding cost of sales. Under the new agreement, PPG now invoices customers for the full amount of the sale and is billed for inventory as the publisher drop ships to the customer. This new arrangement has the effect of increasing Advanced Placement revenue and cost of sales while yielding lower gross margins than Instruction and Test Preparation revenue. As a result of this new agreement, PPG believes that it will be able to grow Advanced Placement revenue and to increase the total amount of gross margin associated with those sales.

Commission revenue decreased $83,000 (90.2%) for the three months ended June 30,1999 as compared to the same period in 1998 as a result of the new Advanced Placement contract as discussed above.

Gross Margin for the second quarter in 1999 was $513,000 (34.6%) as compared to $941,000 (54.8%) in the same period in 1998. The decrease in dollars is a result of the lower revenues as discussed above. The decline in gross margin percentage is primarily due to the increase in Advanced Placement sales, which effective May 1, 1999, are publications purchased for resale with a resulting lower gross margin.

Selling and Administrative expense for the second quarter in 1999 was $542,000, an increase of $42,000 (8.4%) from the same period in 1998. Selling expenses decreased by $23,000 primarily due to the timing of advertising and free copy expenses, both of which are being delayed until the third and fourth quarters. This decrease was offset by an increase in Administrative expenses of $92,000 from the same period in 1998. Administrative expenses increased primarily due to the addition of several full and part-time employees resulting in increased salaries and related benefits and increased operating expenses.

For the quarter ended June 30, 1999, the Company had a loss from operations of $29,000 as compared to $440,000 of income in the same period in 1998. The current period results were not unexpected due to the seasonality of the company's business cycle. The prior year results were positively skewed as a result of the large sale to the Midwest school district, as discussed above.


Six Months 1999 vs. Six Months 1998

Total revenue for the six months ended June 30, 1999 was $2,581,000 as compared to $2,708,000 for the same period in 1998. Test Preparation and Advanced Placement product line revenue increased $6,000 and $445,000, respectively, from the prior year whereas Instruction product line revenue and commissions were down $495,000 and $83,000, respectively, from the same period in 1998. The Company attributes the decrease in total revenue to the $591,000 sale of Instruction materials to a Midwest school district during the first six months of 1998 as discussed above. No comparable sale developed during the three or six months ended June 30, 1999. Excluding this sale from the revenues for the six months ended June 30, 1998, revenues for the six months ended June 30, 1999 increased by $464,000 (21.9%) over the same period in 1998.

Test Preparation revenue for the six months ended June 30, 1999 increased by $6,000 (1.2%) over the same period in 1998 as a result of increased market penetration.

Advanced Placement revenue for the six months ended June 30, 1999 increased $445,000 (67.3%) over the same period in 1998. The Company believes this is attributable to the new contract that PPG entered into with one of its large volume Advanced Placement publishers changing the relationship from a commission-based agreement to a resale-based agreement as discussed above under the headings 2nd Quarter 1999 vs. 2nd Quarter 1998.

Commission revenue decreased $83,000 (72.2%) for the six months ended June 30, 1999 as compared to same period in 1998 as a result of the new Advanced Placement contract as discussed above.

Gross Margin for the six months ended June 30, 1999 was $1,128,000 (43.7%) as compared to $1,564,000 (57.8%) in the same period in 1998. The decrease in dollars is a result of the overall net decrease in revenue as discussed above. The decline in gross margin percentage is primarily due to the increase in Advanced Placement sales, which effective May 1, 1999, are publications purchased for resale with a resulting lower gross margin.

Selling and Administrative expense for the six months ended June 30, 1999 was $1,228,000, an increase of $146,000 (13.5%) from the same period in 1998. Selling expenses decreased by $32,000 primarily due to the timing of advertising and free copy expenses, both of which are being delayed until the third and fourth quarters. In addition, commission expense of $97,000 for the six months ended June 30, 1999 is $18,000 less in the same period in 1998 as result of lower commission sales. This decrease was offset by an increase in Administrative expenses of $188,000 from the prior year. The increase is primarily due to the addition of several full and part-time employees resulting in increased salaries and related benefits and increased operating expenses. In addition, expense associated with the Company's public status added approximately $31,000 to Administrative expense as compared to the same period in 1998.

For the six months ended June 30, 1999, the Company had a loss from operations of $100,000 as compared to income of $482,000 for the same period in 1998. The current period results were not unexpected due to the seasonality of the Company's business cycle. The prior year results were positively skewed as a result of the large sale to the Midwest school district.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had cash and working capital of $140,000 and $563,000, respectively, as compared to cash and working capital of $566,000 and $771,000, respectively, as of December 31, 1998. The decrease in cash and working capital is primarily due to the company net loss for the period; increase in Accounts Receivable; increase in expenditures for Pre-publication costs; paydown on the line of credit borrowings and was offset by an increase in accounts payable.

The Company has a line of credit agreement with a bank, which currently allows borrowings of up to $1,500,000.

Inventories totaled $448,000 and $439,000 at June 30, 1999, and December 31, 1998, respectively and are comparable between periods.

Accounts receivable totaled $903,000 and $504,545 at June 30, 1999 and December 31, 1998, respectively. The higher inventory level in 1999 is associated with direct billing of customers for Advanced Placement materials.

The Company's business is based substantially on the development of new proprietary educational materials with associated costs capitalized on the Company's balance sheet as Pre-publications costs. These costs are amortized over a three-year period. Pre-publication expenditures for the quarter ended June 30, 1999 were $77,000, a $38,000 increase from the same period in 1998. Pre-Publication expenditures for the six months ending June 30, 1999 were $131,000, a $59,000 increase from the same period in 1998, reflecting increased product development.

The Company believes that its cash and line of credit together with cash generated from operations will be sufficient to meet its normal cash needs in 1999.


Y2K COMPLIANCE

The Company is currently in the process of testing all of its computer equipment and replacing any that is not Year 2000 ("Y2K") compliant with Pentium II 350 computers with Y2K compliant Intel chips. The Company's LAN is a Pentium II 400 MHz with a Y2K compliant Intel chip. The Company has tested its computer systems and upgraded any systems that were not Y2K compliant. The computer system used by the Company's telemarketers is a new Y2K compliant system and is tied into the Company's LAN. All computer terminals used by the Company's in-house Operations Department, which are tied into the Y2K compliant LAN, are currently being tested and will be replaced if not Y2K compliant.

The Company's bookkeeping system ties in with the Company's outside accounting service's system, and was upgraded during the first quarter of 1999 to be Y2K compliant. The Company has tested its credit card system and postage meter, and believes that they meet the Y2K compliance standards.

American Book Center, the independent fulfillment center that is responsible for PPG's important billing and reporting operations systems, uses an IBM AS/400 operating system. American Book Center has notified PPG in writing that it is aware of the importance of its role in PPG's operations and that its IBM AS/400 operating system is Y2K compliant and that its query programs, telephone system, and postage system are Y2K compliant. During the first quarter of 1999 American Book Center powered up and tested post 2000 dates and advised the Company that no problems were encountered. In the second quarter the Company ran a test group of invoices entered and printed with a post 2000 date. Output files were created to test reports and make adjustments. American Book Center has advised the Company that the "Aged Trial Balance," the only system using a date calculation, is being rewritten. The Company and American Book Center will be conducting a test of this entire system in the third quarter of 1999. The failure of the computer systems of American Book Center to be Y2K compliant would have a material adverse effect on the Company. Although the Company believes alternate manual processes exist that could temporarily minimize any disruption caused by a Y2K failure at PPG or American Book Center, such manual processes would not likely be effective or sufficient for an extended period of time.

The Company is dependent on certain outside software vendors, printers, and pre-press houses for book production, and has sent letters to these companies asking them to confirm that their operations, as they effect the Company, are Y2K compliant. In addition, The Company has contacted publishers whose products are distributed in the Company's catalogs, banks and insurance carriers, and to date has not received negative responses from any of these companies.

The Company's costs to date to determine Y2K compliance have been under $10,000 and the Company currently estimates that its expenditures to test and ensure Y2K compliance will be approximately $35,000. In the event of a failure of any Y2K tests scheduled by the Company the third quarter, such expenditures would be considerably higher.

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

   Dated:     August 16, 1999                 PEOPLES EDUCATIONAL HOLDINGS, INC.


                                     By:     /s/ James J. Peoples
                                        ----------------------------------------
                                     James J. Peoples, Chairman, President and
                                            Chief Executive Officer