Form 10QSB
period 1999-09-30
PEOPLES EDUCATIONAL HOLDINGS
filed 1999-11-12
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from                 to                .
                               ---------------    ---------------

                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
                       ----------------------------------
                 (Name of small business issuer in its charter)

             Minnesota                               41-1368898
 -------------------------------        ------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

                299 Market Street, Saddle Brook, NJ       07663
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 712-0090
                                 --------------
                            Issuer's telephone number

Former name:  Concourse Corporation

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 153,260 shares of Common Stock (par value $0.02 per share) outstanding on November 12, 1999.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     September 30, 1999         December 31, 1998
                                                                     ------------------         -----------------
ASSETS

Current Assets

Cash and Cash Equivalents                                              $    1,571,020             $      565,678

Accounts Receivable, Net of Returns Allowances, less Allowance
for Doubtful Accounts of $62,162 in 1999 and $35,162 in 1998                3,153,129                    504,545

Inventory                                                                     425,937                    439,089

Refundable Income Taxes                                                             -                    132,500

Deferred Income Taxes                                                          87,035                     55,800

Advance Royalties                                                              72,645                     66,000

Prepaid Catalog Expenses and Other Current Assets                              70,847                     65,692
                                                                      ----------------          -----------------

     Total Current Assets                                                   5,380,613                  1,829,304
                                                                      ----------------          -----------------

Equipment - At Cost, Less Accumulated Depreciation

of $107,889 in 1999 and $82,109 in 1998                                       101,451                    112,698
                                                                      ----------------          -----------------


Deferred Prepublication Costs - Net                                           768,750                    540,333

Intangible Assets - Net                                                        40,529                     72,983

Advance Royalties                                                              35,479                     40,123

Deferred Income Taxes                                                          34,252                     32,636

Deferred Finance Charges                                                       30,000                          -

Other                                                                          27,524                      7,845
                                                                      ----------------          -----------------

     Total Other Assets                                                       936,534                    693,920
                                                                      ----------------          -----------------

Total Assets                                                           $    6,418,598             $    2,635,922
                                                                      ================          =================

                PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                       September 30, 1999    December 31, 1998
                                                                       ------------------    -----------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities

Accounts Payable                                                        $    3,768,389         $      671,053

Accrued Expenses                                                               280,305                148,693

Line of Credit Note                                                                  -                234,000

Corporate Taxes payable                                                        260,500                 4,500
                                                                      -----------------       ----------------

     Total Current Liabilities                                               4,309,194              1,058,246
                                                                      -----------------       ----------------

Mandatory Redeemable Stock

1990 Redeemable Convertible Stock, $0.02 par value; voting;
authorized 1,300,000 shares; issued and outstanding 1,278,120
shares; stated at liquidation value plus accrued dividends                   1,604,988              1,564,725

1993 Redeemable Convertible Stock, 0.02 par value; voting;
authorized 700,000 shares; issued and outstanding 680,000 shares;
stated at liquidation value plus accrued dividends                           1,113,500              1,081,880
                                                                      -----------------       ----------------


     Total Mandatory Redeemable Stock                                        2,718,488              2,646,605
                                                                      -----------------       ----------------

Stockholder's Deficit

Common stock, $0.02 par value; authorized 15,000,000 shares;
issued and outstanding 153,260                                                   3,065                  3,065

1998 Convertible Stock, $0.02 par value; voting; authorized,
issued and outstanding 600,000 shares                                           12,000                 12,000


Additional Paid In Capital                                                      95,464                 95,464

Accumulated Deficit                                                          (594,613)            (1,054,458)
                                                                      -----------------       ----------------

                                                                             (484,084)              (943,929)


Less: Note Receivable from issuance of 1998 Convertible Stock                (125,000)              (125,000)
                                                                      -----------------       ----------------


Total Stockholder's deficit                                                  (609,084)            (1,068,929)
                                                                      -----------------       ----------------

Total Liabilities and stockholder's deficit                             $    6,418,598         $    2,635,922
                                                                      =================       ================

                PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
       CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT (UNAUDITED)

                                                                Three Months Ended                 Nine Months Ended
                                                         --------------------------------- ----------------------------------
                                                           September 30      September 30     September 30     September 30
                                                               1999              1998             1999             1998
                                                         ---------------------------------------------------------------------
Sales and Commission Revenues                                 $ 5,329,228      $ 2,584,549         $ 7,909,736    $ 5,292,837
                                                         ---------------------------------- -----------------------------------

Costs and Other Expenses:

       Cost of Sales                                            3,753,461        1,549,021           5,137,483      2,692,362

       Selling and Administrative Expenses                        597,008          564,229           1,869,655      1,646,727
                                                         ----------------------------------- ----------------------------------


           Operating Income                                       978,759          471,299             902,598        953,748

       Interest Expense                                            (3,428)          (6,641)            (20,966)       (10,951)
       Interest Income                                                540           12,382              14,293         20,326
       Gain on Sale of Assets                                           -                -                 500              -
                                                         ----------------------------------- ----------------------------------


           Net Income Before Taxes                                975,871          477,040             896,425        963,123

       Provision for Taxes                                        397,149          195,683             364,697        393,430
                                                         ----------------------------------- ----------------------------------


           Net Income                                             578,722          281,357             531,728        569,693

       Preferred Stock Dividends                                  (23,960)         (23,960)            (71,880)       (71,880)
                                                         ----------------------------------- ----------------------------------

      Net Income Applicable to Common Shareholders            $   554,762      $   257,397         $   459,848    $   497,813
                                                         =================================== ==================================

      Net Income per Common Share
      Basic:                                                  $      0.69      $      0.42         $      0.57    $      0.88
      Diluted:                                                $      0.20      $      0.10         $      0.35    $      0.29
                                                         =================================== ==================================

      Weighted Average no. of Common
      Shares Outstanding
      Basic:                                                      805,760          615,586             805,760        568,049
      Diluted:                                                  2,935,216        2,745,312           1,515,578      1,987,429
                                                         =================================== ==================================

                PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               September 30, 1999      September 30, 1998
                                                                              --------------------    --------------------
Cash Flows From Operating Activities
Net Income                                                                     $     531,728               $     569,693
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities
       Depreciation                                                                   25,780                      18,240
      Amortization of Prepublication Costs and Intangible Assets                     277,532                     157,674
Changes in Assets and Liabilities
       Accounts Receivable                                                        (2,648,584)                   (669,761)
       Inventory                                                                      13,152                     (43,628)
       Prepaid Catalog Expenses                                                       (5,155)                     46,741
       Advance Royalties                                                              (2,001)                    (24,873)
       Deferred Income Taxes                                                         (32,851)                    220,097
       Other                                                                         (19,679)                      1,500
       Accounts Payable                                                            3,097,336                     811,877
       Accrued Expenses                                                              131,612                      (8,302)
       Corporate Taxes Payable                                                       388,500                      37,337
                                                                              --------------              --------------
            Net Cash Provided by Operating Activities                              1,757,370                   1,116,595
                                                                              --------------              --------------

Cash Flows From Investing Activities
       Purchases of Fixed Assets                                                     (14,533)                    (65,103)
       Expenditures for Prepublication Costs                                        (473,495)                   (301,107)
                                                                              --------------              --------------
            Net Cash (Used in) Investing Activities                                 (488,028)                   (366,210)
                                                                              --------------              --------------

Cash Flows From Financing Activities
       Net Proceeds under (Repayments on) Line of Credit                            (234,000)                    296,000
       Deferred Finance Charges                                                      (30,000)
       Principal Payments on Notes Payable                                                                       (33,651)
                                                                              --------------              --------------
           Net Cash Provided by (Used in) Financing Activities                      (264,000)                    262,349
                                                                              --------------              --------------

            Net Increase in Cash and Cash Equivalents                              1,005,342                   1,012,734

Cash and Cash Equivalents
       Beginning of Year                                                             565,678                     182,116
                                                                              --------------              --------------
      End of Year                                                              $   1,571,020               $   1,194,850
                                                                              ==============              ==============

Supplemental Cash Flow Information
      Cash Payments for:
           Interest                                                            $      20,966               $      15,300
            Income Taxes                                                               6,075                     135,920
                                                                              ==============              ==============

Noncash Financing Activities
      Increase in mandatory redeemable preferred stock, and increase
      in accumulated deficit from accrued dividends                            $      71,880               $      71,880
                                                                              ==============              ==============

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended September 30, 1999, are not necessarily indicative of the operating results to be expected for the full fiscal year.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This form, 10-QSB, contains forward-looking statements regarding Peoples Educational Holdings, Inc., (the "Company"), its wholly-owned subsidiary, The Peoples Publishing Group, Inc. ("PPG") and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) the Company's and PPG's Year 2000 readiness, (8) the Company's and PPG's ability to retain qualified personnel, (9) PPG's ability to retain its distribution agreements in the Advanced Placement market, (10) the sufficiency of PPG's copyright protection, (11) PPG's ability to continue to rely on the services of American Book Center, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

INTRODUCTION

PPG was incorporated in Delaware in 1989 and on March 19, 1990, completed an asset purchase of a high school remedial education product line. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc., (the "Company") (formerly Concourse Corporation), a public company with only minimal operations. As a result of the merger, PPG became a wholly-owned subsidiary of the Company. All of the Company's operations are currently conducted through PPG. For accounting purposes, the merger was treated as if PPG acquired Concourse Corporation in a purchase transaction. As a result, this report and the following discussion excludes any financial results of the Concourse Corporation prior to the merger.

SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs from September through May. The third quarter ended September 30th has historically produced over 50% of the annual revenue. The nine-months ended September 30,1999 historically represent over 80% of full year revenues.

RESULTS OF OPERATIONS

Third Quarter 1999 vs. Third Quarter 1998

Total revenues for the three months ended September 30, 1999 were $5,329,000 as compared to $2,585,000 for the same period in 1998 representing a 106.2% increase. Test Preparation and Advanced Placement product line revenue increased $363,000 and $2,808,000, respectively, from the prior year, whereas Instruction product line revenue and Commissions were down $138,000 and $288,000, respectively, from the prior year.

Third quarter 1999 Test Preparation revenues increased by $363,000 (243.6%) over the same period in 1998 as a result of increased market penetration and the publication of new titles.

Advanced Placement revenue in the third quarter of 1999 increased by $2,808,000 (195.8%) over the third quarter of 1998. On May 1, 1999, PPG signed a new three-year contract with one of its large volume Advanced Placement publishers. Under the terms of the old contract, PPG limited its activity to sales and marketing and received a sales commission from the publisher with no corresponding cost of sales. Under the new agreement, PPG now invoices customers for the full amount of the sale and is billed for inventory as the publisher drop ships to the customer. This new arrangement has the effect of increasing Advanced Placement revenue and cost of sales while yielding lower gross margins than Instruction and Test Preparation revenue. As a result of this new agreement, PPG believes that it will be able to grow Advanced Placement revenue and to increase the total amount of gross margin associated with those sales.

Commission revenue for the quarter ended September 30,1999 was $1,000 which is $288,000 less than the same period in the prior year. This is a result of the new Advanced Placement contract as discussed above.

Gross Margin for the third quarter in 1999 was $1,576,000 (29.6%) as compared to $1,036,000 (40.1%) in the same period in 1998. The increase in gross margin dollars is a result of the higher Test Preparation and Advanced Placement revenue. The decline in gross margin percentage is primarily due to the increase in Advanced Placement sales, which, effective May 1, 1999, are publications purchased for resale with a resulting overall lower gross margin percentage.

Selling and Administrative expense for the third quarter in 1999 was $597,000, an increase of $33,000 (5.8%) from the same period in 1998. Increase is due to increased commission expense related to Test Preparation revenue and increases in personnel related expenses and systems upgrades.

For the quarter ended September 30, 1999, the Company had operating income of $979,000 (18.4%) as compared to $471,000 (18.2%) during the same period in 1998.
This increase is a result of higher revenues in both Test Preparation and Advanced Placement and the resulting gross margin dollars.

Nine Months 1999 vs. Nine Months 1998

Total revenue for the nine months ended September 30, 1999 was $7,910,000 as compared to $5,293,000 for the same period in 1998 representing a 49.4% increase. Test Preparation and Advanced Placement product line revenue increased $367,000 and $3,254,000, respectively, from the prior year whereas Instruction product line revenue and Commissions were down $633,000 and $370,000, respectively, from the same period in 1998.

Instruction revenue decreased by $633,000 primarily as a result of a $591,000 sale of Instruction materials to a Midwest school district during the first nine months of 1998. This sale was unusual in terms of size. It resulted in a significant increase in gross margins and operating income in 1998. No comparable sales developed during the nine months ended September 30, 1999. Excluding this sale from Instruction revenues for the nine months ended September 30, 1998, Instruction revenues for the current period were $43,000 (2.8%) below prior year.

Test Preparation revenue for the nine months ended September 30, 1999 increased by $367,000 (56.3%) over the same period in 1998 as a result of increased market penetration and the publication of new titles.

Advanced Placement revenue for the nine months ended September 30, 1999 increased $3,254,000 (155.4%) over the same period in 1998. This is attributed to the new contract that PPG entered into with one of its large volume Advanced Placement publishers changing the relationship from a commission-based agreement to a resale-based agreement as discussed above under the headings Third Quarter 1999 vs. Third Quarter 1998.

Commission revenue decreased $370,000 (91.7%) for the nine months ended September 30, 1999, as compared to same period in 1998 as a result of the new Advanced Placement contract as discussed above.

Gross Margin for the nine months ended September 30, 1999 was $2,772,000 (35.0%) as compared to $2,600,000 (49.1%) in the same period in 1998. The increase in dollars is a result of the overall net increase in revenue as discussed above. The decline in gross margin percentage is primarily due to the increase in Advanced Placement sales, which effective May 1, 1999, are publications purchased for resale with a resulting lower gross margin percentages.

Selling and Administrative expense for the nine months ended September 30, 1999 was $1,870,000, an increase of $223,000 (13.5%) from the same period in 1998. Selling expense for 1999 are consistent with the prior year. Increase in Administrative expense is related to increases in personnel and general office expense and systems upgrades. In addition, expenses associated with the Company's public status added approximately $46,000 to Administrative expense as compared to the same period in 1998.

For the nine months ended September 30, 1999, the Company had income from operations of $903,000 as compared to $954,000 for the same period in 1998. The prior year results were positively skewed as a result of the large Instruction material sale to the aforementioned Midwest school district. This was offset in the current year by the significant increase in Test Preparation and Advanced Placement revenues and the associated gross margin.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash and working capital of $1,571,000 and $1,071,000, respectively, as compared to cash and working capital of $566,000 and $771,000, respectively, as of December 31, 1998. The increase in cash and working capital is primarily due to the company's income for the period and increase in accounts payable offset by the increase in expenditures for Pre-publication costs, paydown on the line of credit borrowings and increase in accounts receivable.

The Company has a line of credit agreement with a bank, which currently allows borrowings of up to $1,500,000.

Inventories totaled $426,000 and $439,000 at September 30, 1999, and December 31, 1998, respectively and are comparable between periods.

Accounts Receivable totaled $3,153,000 and $505,000 at September 30, 1999 and December 31, 1998, respectively. The higher Accounts Receivable level in 1999 is associated with direct billing of customers for Advanced Placement materials and the revenue recorded in the third quarter of 1999.

The Company's core business is based substantially on the development of new proprietary educational materials with associated costs capitalized on the Company's balance sheet as Pre-publication costs. These costs are amortized over a three-year period. Pre-publication expense for the nine months ending September 30,1999 increased 105.9 %, to $245,000 in 1999 from $119,000 in 1998.
Pre-publication capital expenditures increased to $473,000 in 1999 an increase of $172,000 (57.1%) from the same period in 1998.

The Company believes that its cash and line of credit, together with cash generated from operations, will be sufficient to meet its normal cash needs in 1999.

Y2K COMPLIANCE

The Company has tested all of its computer equipment and replaced any that was not Year 2000 ("Y2K") compliant. The Company's LAN is a Pentium II 400 MHz with a Y2K compliant Intel chip.

The Company's bookkeeping system ties in with the Company's outside accounting service's system, and was upgraded during the first quarter of 1999 to be Y2K compliant. The Company has tested its credit card system and postage meter, and believes that they meet the Y2K compliance standards.

American Book Center, the independent fulfillment center that is responsible for PPG's important billing and reporting operations systems, uses an IBM AS/400 operating system. American Book Center has notified PPG in writing that it is aware of the importance of its role in PPG's operations and that its IBM AS/400 operating system, telephone system, and postage system are Y2K compliant. During the third quarter of 1999 American Book Center and the Company conducted a detailed test of its systems utilizing transactions with a post 1999 date. All mission critical reports were compliant. Some query reports were not compliant and are in the process of being rewritten and will be completed in the fourth quarter. The Company and American Book Center will be conducting additional tests in the fourth quarter of 1999. The failure of the computer systems of American Book Center to be Y2K compliant would have a material adverse effect on the Company. Although the Company believes alternate manual processes exist that could temporarily minimize any disruption caused by a Y2K failure at PPG or American Book Center, such manual processes would not likely be effective or sufficient for an extended period of time.

The Company is dependent on certain outside software vendors, printers, and pre-press houses for book production, and has sent letters to these companies asking them to confirm that their operations, as they affect the Company, are Y2K compliant. In addition, The Company has contacted publishers whose products are distributed in the Company's catalogs, banks and insurance carriers, and to date has not received negative responses from any of these companies.

The Company's costs to date to determine Y2K compliance have been under $20,000 and the Company currently estimates that it's fourth quarter expenditures for additional testing to ensure Y2K compliance will be minimal.

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

          Dated: November 12, 1999         PEOPLES EDUCATIONAL HOLDINGS, INC.


                                           By:     /s/ James J. Peoples
                                              -------------------------
                                           James J. Peoples, Chairman, President
                                                    and Chief Executive Officer