Form 10KSB
period 1999-12-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2000-03-30
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-KSB
/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                          COMMISSION FILE NO. 2-86551C

                       PEOPLES EDUCATIONAL HOLDINGS, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               MINNESOTA                                         41-1368898
      (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

   299 MARKET STREET, SADDLE BROOK, NJ                             07663
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


                                 (201) 712-0090
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                FORMER NAME OF REGISTRANT: CONCOURSE CORPORATION
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Check whether the Issuer, (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. NOT APPLICABLE

State Issuer's revenues for its most recent fiscal year: $9,598,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: NOT APPLICABLE (See Item 5).

The number of shares outstanding of the Issuer's common stock on March 30, 2000 was 3,188,850.

Documents incorporated by reference: NONE.

                               TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 -------
     PART I
               Item 1.      DESCRIPTION OF BUSINESS                                  1
               Item 2.      DESCRIPTION OF PROPERTY                                  6
               Item 3.      LEGAL PROCEEDINGS                                        6
               Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      6
     PART II
               Item 5.      MARKET FOR COMMON EQUITY AND
                            RELATED STOCKHOLDER MATTERS                              7
               Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATION                                        7
               Item 7.      FINANCIAL STATEMENTS                                    12
               Item 8.      CHANGES IN AND DISAGREEMENTS WITH
                            ACCOUNTANTS ON ACCOUNTING AND
                            FINANCIAL DISCLOSURE                                    12
     PART III
               Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                            AND CONTROL PERSONS COMPLIANCE WITH
                            SECTION 16(a) OF THE EXCHANGE ACT                       13
               Item 10.     EXECUTIVE COMPENSATION                                  15
               Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT                                   16
               Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          17
               Item 13.     EXHIBITS AND REPORTS ON FORM 8-K                        17

     SIGNATURES                                                                     18

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW AND COMPANY HISTORY

The Peoples Publishing Group, Inc. ("PPG") publishes, distributes and markets supplementary educational texts and related materials for the pre-K--12 market. Supplementary educational materials are predominantly soft cover textbooks that can be sold efficiently through catalogs, direct mail, telemarketing and independent commission sales representatives to the schools. Since its inception, PPG has introduced more than 92 new programs. A program can be as few as one and as many as four or more ancillaries designed to be used together as a complete learning package. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop and acquire products for individual niches.

PPG was founded in 1989 by James J. Peoples, the current President and CEO, and by Diane M. Miller, the current Executive Vice President. It began operations in 1990 with the acquisition of a small supplementary product line aimed at the high school student-at-risk population. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc. (the "Company," formerly Concourse Corporation) a public company with minimal operations. As a result of the merger, PPG became a wholly-owned subsidiary of the Company. All of the Company's operations are currently conducted through PPG. For accounting purposes, the merger was treated as if PPG acquired Concourse Corporation. As a result, this report excludes any financial results of Concourse Corporation prior to the merger.

PPG develops and sells its own proprietary products and also distributes other publishers' products. PPG's current product line consists of supplementary educational materials in three market niches:

     - Instruction. Proprietary and distributed texts and related materials which focus on remedial and multicultural instruction for the student-at-risk and urban markets, grades pre-K--12.

     - Test Preparation. PPG publishes materials for use by schools to help prepare students for required state proficiency tests, grades 2-9.

     - Advanced Placement. PPG is the exclusive distributor of college texts published by two major college publishers. These texts are used in senior high schools as part of Advanced Placement and honors classes.

The Company and PPG are located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is 201/712-0090, x275; web site www.peoplespublishing.com. The contents of the Company's web site are not part of, or incorporated into, this report.

INDUSTRY BACKGROUND

THE SCHOOL MARKET

Enrollments

Student enrollments resulting from the baby boom of the 1980s are increasing for pre-kindergarten through grade 12, and this trend is expected to continue for at least the next six years. The U.S. Department of Education predicts that the student population from kindergarten through grade 12 will increase 5.7% from 1996 to 2006, to 54.6 million students, with an overall net gain of approximately 3.8 million students. In 1992, there were approximately 42.8 million children enrolled in school; by 1997, this figure had grown to approximately 50.9 million children. About 70% of students are in grades pre-K--8, and 30% are in grades 9-12. Grades pre-K--8 are forecast to grow 4%-10% yearly through 2002, and grades 9-12 are forecast to grow 7.4%-13.4% yearly through 2002. (Sources: NCES, OERI, 1997 Education Statistics and Projections through 2008.)

For the 1999-2000 school year, there are approximately a total of 87,600 public and 22,900 non-public K-12 schools. Total public school enrollment is projected to rise from the 46.8 million in 1998 to 48.2 million in 2008, an increase of

3%. During this same period, total private school enrollment is expected to increase by 2%, rising from 5.9 million to 6.1 million. The total number of K-12 classroom teachers (in public and private schools) is projected to increase at an annual growth rate of 0.9%, to reach a level of 3.34 million by 2007. (Source: Quality Education Data, 2000, NCES 1998.)

Overall Educational Funding

Funding for educational materials is increasing, with state and local funds continuing to comprise the majority of dollars spent on educational materials. Throughout the 1990s, on average, the proportion of funding sources was as follows: 7% from federal sources, 47% from state sources, and 46% from local sources. Precise funding data vary by year and state. States continually enact new legislation, the federal government contributes specialized funding, such as Chapter 1, and local funds vary greatly. Per pupil spending is projected to increase, in current dollars, from $5,961 in 1997 to $7,179 in 2001. (Source:
NCES, OERI, 1997 Education Statistics.)

Overall, sales of supplementary educational materials grew faster from 1993-1997 than sales of textbooks, with supplementary materials having an annual compound growth rate of 10.6% while textbooks grew 4.4% during that period, partially because additional funding sources are available to purchase supplementary materials. State and local funding for specialized needs varies greatly year to year and these funds are used for a variety of purposes, including salaries and building materials, as well as instructional materials.

Instructional and Textbook Funding

In 1997, approximately $4.77-billion was spent on instructional materials; this figure includes purchases of textbooks as well as other materials, such as chalkboards and supplies. Within these expenditures, about 30%, or approximately $1.43 billion was spent in the supplementary materials market, the market niche in which PPG competes. This is an increased percentage from 27.5% in 1993. Approximately $220 million was spent in 1998 for Advanced Placement materials.

Specialized and Supplementary Educational Funding

Although no funding figures are available from an outside source for the test preparation market niche, 48 states now have state assessment requirements that are linked to student graduation or promotion, and 36 states publish annual report cards on individual schools. In most states, standardized tests are given two to three times in a student's school life.

A priority on the national education agenda is a demand for higher student performance standards and accountability. As states and cities increase spending on education, governmental authorities, the public, and educational units are demanding that schools demonstrate student progress as measured by state performance tests. The public quid pro quo for increased spending on education is a demand for accountability. Within this environment, states have established new performance standards and methods of measuring student performance, along with systems for rewarding school success and punishing failure. Funding is often adjusted accordingly.

For many years, states used multiple choice tests and reported results in terms of norms that compared individual student test performance with national averages. As states developed new standards for student performance, it became clear that multiple choice questions could not measure the problem solving, critical thinking, and other performance criteria that make up the new standards. Multiple choice tests worked when the measurement outcome was focused on memorization and factual knowledge, but off-the-shelf normed tests could not assess the new standards. For example, state curricula often require students to demonstrate writing, speaking, and thinking skills that are impossible to assess with multiple choice questions. Changes brought about by new performance standards and new assessment tools are providing market opportunities for a new generation of test preparation materials which PPG is actively pursuing.

Advanced Placement materials are used in high school courses for college credit using college textbooks. PPG has agreements with two college publishers giving PPG exclusive rights to distribute these publishers' college texts to the schools. According to the College Board, 685,981 students were enrolled in Advanced Placement courses in 1999, with 1,055,355 Advanced Placement exams taken that year. The College Board also projects that 1,225,000 Advanced Placement exams will be taken in 2000. (Source: College Board.)

The Company believes that the growth in demand for test preparation and other supplementary educational materials (including workbooks) has outpaced the growth in demand for basal, mainstream textbooks because of increasing pressure from parents, colleges and employers for improved student performance and for accountability by schools and teachers, and repeated reports highlighting the poor comparative performance of U.S. students in mathematics and science.

PRODUCTS

Supplementary educational materials are predominantly soft cover textbooks that can be sold efficiently through catalogs, direct mail, telemarketing and independent commission sales representatives to the schools. Since its inception, PPG has introduced more than 92 new programs. A program can be as few as one and as many as four or more ancillaries designed to be used together as a complete learning package. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop and acquire products for individual niches. PPG develops and sells its own proprietary products and also distributes other publishers' products. PPG's current product line consists of supplementary educational materials in three market niches:

     - Instruction. Proprietary and distributed texts and related materials which focus on remedial and multicultural instruction for the student-at-risk and urban markets, grades pre-K--12. PPG's current Instruction products include a particular emphasis on social studies and life skills. Instruction materials represented approximately 19% of the Company's 1999 revenues.

     - Test Preparation. PPG publishes materials for use by schools to help prepare students for required state proficiency tests, grades 2 - 12. Given the increasing legislative mandates and funding for testing of all public school students several times throughout their K-12 education, PPG took the initiative during 1997 of entering the test preparation market by developing a successful group of test preparation materials. The test preparation materials represented approximately 16% of the Company's 1999 revenues.

     - Advanced Placement. PPG is the exclusive distributor of college texts published by two college publishers. These texts are used in senior high schools as part of Advanced Placement and honors classes. PPG's Advanced Placement revenues consist of sales billed by PPG. Advanced Placement revenues represented approximately 65% of the Company's 1999 revenues. The Advanced Placement program, sponsored by the College Board, is an intense program of college level curricula and examinations that provide high school students with an opportunity to earn advanced placement, college credits, or both at nearly 3,000 Universities and Colleges across the country.

PRODUCT DEVELOPMENT

PPG combines its internal product development resources with outside freelance talent to develop and design its proprietary products in a cost-effective manner. PPG utilizes a variety of outside authors, writers, editors, and development houses to develop products. Sometimes this outside talent is compensated with a flat fee, sometimes with a royalty contract where payment is made contingent on actual sales of the product. Some authors, especially Test Preparation authors, are provided advances against future royalty earnings. Royalties paid by PPG range from 0.75% to 15%.

PPG retains control of all book club, reprint, electronic, foreign, serialization, and commercial rights. The income generated from such arrangements is divided between PPG and the author as agreed upon by the parties.

PPG's book production, comprised of design, art and graphics, page makeup, and permissions, is carried out by a combination of in-house staff and contracted personnel with tight in-house control. PPG maintains an in-house system of computers, scanners, and advanced software to maximize state-of-the-art computer-based layout systems, making it possible to complete nearly the entire production cycle in-house, resulting in digitized material.

A book concept can originate from a number of sources such as (i) analysis of PPG's sales statistics for an existing book to help assess how a similar book in a similar subject area will perform, (ii) analysis of demographics and other social and economic factors from current philosophical trends in education,
(iii) review of competitors' books to determine if and how PPG can publish a superior book on a similar topic, and (iv) maintaining close personal contact with current successful authors and writers, teachers, administrators, counselors, and distributors as they come forward with ideas. Once conceived, a book proposal is circulated to the management group for input. Depending on their input and additional market research, the proposal will go forward or be terminated. A pro forma financial statement is prepared to aid in determining if the new title is desirable for publication. If there is a favorable decision, PPG will contract with an appropriate author or writer. PPG believes it has excellent relationships with its authors, including many well-known names in the field.

All printing is contracted to outside vendors by competitive bidding. All printers utilized by PPG are located in the United States and PPG has historically not been dependent on the services of any one printer for a material portion of its printing needs.

PPG's products require varying periods of development time depending upon the complexity of the graphics and design and the writing and editing process. Most of PPG's multi-book programs can be developed in a period that ranges from six to eighteen months. The Company believes that PPG's use of outside authors, illustrators, and freelancers for writing, editing, some artwork, some design, and copy editing allows PPG to produce the budgeted number of books per year with a relatively small staff and allows the flexibility needed for PPG to continue to produce and expand its product lines and retain flexibility to enter niches with new product lines, such as Test Preparation, quickly.

CUSTOMER BASE

PPG's Instruction and Test Preparation materials are marketed to public and private schools and school districts across the United States. PPG is not dependent upon just one customer or only a few customers. For these product lines, the top 20 accounts are as follows: School Board of Broward County, Sunrise, FL; Jersey City Public Schools, Jersey City, NJ; Paterson Public Schools, Paterson, NJ; Newark Board of Education, Newark, NJ; Passaic Board of Education, Passaic, NJ; Detroit Public Schools, Detroit, MI; Camden Board of Education, Camden, NJ; Atlantic City Board of Education, Atlantic City, NJ; Chicago Public Schools, Chicago, IL; Wieser Education, Inc., Rancho Santa Margarita, CA (a distributor); Union City Board of Education, Union City, NJ; Wayne Board of Education, Wayne, NJ; School District of Palm Beach County, West Palm Beach, FL; St. Paul Public Schools, St. Paul, MN; Lakeshore, Carson, CA (a distributor); Central School District #17K, Brooklyn, NY; Woodbridge Township School District, Woodbridge, NJ; Academic English Master Program, Los Angeles, CA; Elizabeth Board of Education, Elizabeth, NJ; Perth Amboy Board of Education, Perth Amboy, NJ.

The market for PPG's Advanced Placement products is primarily U.S. high schools, public and private, plus commercial companies that distribute Advanced Placement materials to the high school. For this market niche, the top 20 customers are as follows: Adams Book Company, Inc., Brooklyn, NY (a distributor); Board of Education, City of New York, Brooklyn, NY; Fresno Unified School District, Fresno, CA; Chesapeake Public School, Chesapeake, VA; Detroit Board of Education, Detroit, MI; La Salle Company, South Bend, IN (a distributor); Montgomery County Public Schools, Rockville, MD; J.F. Flannery Company, Inc., Victorville, CA (a distributor); Tempe High School District #213, Tempe, AZ; Long Beach Unified School District, Long Beach, CA; Harvard-Westlake School, North Hollywood, CA; Tippecanoe School Corporation, Lafayette, IN; Pennsylvania Department of Education, Harrisburg, PA; Thomas Jefferson High School, Fairfax, VA; Poway Unified School District, Poway, CA; Hinsdale Board of Education, Hinsdale, IL; Pleasanton Unified School District, Pleasanton, CA; Ransom Everglades School, Coconut Grove, FL; Palo Alto Unified School District, Palo Alto, CA; Fremont Union High School District, Sunnyvale, CA.

SALES, MARKETING, AND DISTRIBUTION

OVERVIEW

PPG conducts its sales activities primarily through an integrated catalog and telemarketing system augmented by direct mail, conventions, workshops, and commission sales representatives. The Company believes this system is well suited to the supplementary educational material market where purchasing decisions are typically made at the local or school level. As the Company grows, however, more extensive use of commission sales representatives is expected.

The telemarketing manager function is a full-time position while telemarketers work both full and part-time. Over the past nine years, PPG has created niche catalogs, built an in-house customer list, and systematically increased the number of catalogs mailed each school year (September-June), reaching approximately 700,000 catalogs mailed in the 1999-2000 school year.

PPG plans to add resources to grow its marketing and sales efforts. Test Preparation and Advanced Placement distribution will benefit from additional resources. In 1999, PPG added a Test Preparation marketing manager in addition to several telemarketers. For 2000, PPG intends to add a marketing manager, telemarketers, and per-diem and commission sales representatives. PPG also intends to increase spending for sample books, exhibits, advertising, direct mail, and marketing support.

INTEGRATED CATALOG/TELEMARKETING SYSTEM

In the 1999-2000 school year, approximately 700,000 copies of five catalogs reached PPG's various market niches and included both proprietary products and distributed products. Catalogs are mailed to house lists and other appropriate contact individuals at pre-K--12 school sites throughout the United States. Catalogs are generally produced and mailed for each product line three times per year. Telemarketers target follow-up calls to close sales to the top third of PPG's customers and prospects. Telemarketing activities are supported by a computerized contact management database software and systems.

WEB SITE

The PPG web site (located at www.peoplespublishing.com) contains an online catalog of PPG's remedial, multicultural, test preparation titles, and Advance Placement links to the two college publishers whose materials PPG distributes. The web site is equipped with e-commerce software (shopping cart software), so that customers can order directly from the site or create a listing for filling out purchase orders (to give to the school administrator for the traditional school purchasing system, which is still used much more frequently by schools and districts than online ordering). The web site also contains information on PPG, a conference and exhibit calendar, information on manuscript submission, a form for requesting review copies of titles, sample lessons, and other useful sections for teachers.

COMMISSION SALES REPRESENTATIVES

PPG utilizes the services of commission sales representatives who sell PPG's products under a percentage fee arrangement. These independent agents carry noncompeting products from other school publishers.

WAREHOUSE AND DISTRIBUTION

PPG has outsourced certain data processing, warehousing and distribution/shipping services to American Book Center, located in Brooklyn, NY. PPG transmits orders by modem to American Book Center which keeps track of PPG's sales, inventory and accounts receivable and also warehouses and ships to customers of PPG's Instruction and Test Preparation products. Orders for Advanced Placement materials are entered into the ABC system and transmitted to the college publisher whose materials PPG distributes. Advanced Placement customers are billed by PPG and drop shipped by the college publishers. The services that American Book Center provides to PPG are material to PPG.

COMPETITION

The supplementary educational publishing market is extremely competitive and fragmented. The top eleven supplementary publishers accounted for approximately $965 million in 1997 sales. These sales cover a wide variety of supplementary materials, including some technology, manipulatives, magazines, and library/trade books (non-textbooks) used in schools. Among these top eleven supplementary publishers are Tribune Company, Primedia, Scholastic, Pearson, Addison Wesley Longman, and Zaner-Bloser. There are also numerous other companies that are competitors with PPG. These publishers include American Guidance Systems (remedial materials), Educational Design (test preparation), Curriculum Associates (test preparation), and Globe Books (remedial and multicultural). In addition, there are various catalogers that resell supplementary materials. Many of the Company's competitors are well established, significantly larger, and have substantially greater financial and marketing resources than the Company.

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

EMPLOYEES

As of December 31, 1999, the Company had approximately 42 employees, 26 of whom were full-time and 16 were part-time. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company and PPG own no real property. The Company and PPG conduct their operations in one facility. PPG leases approximately 8,600 square feet of office space in Saddle Brook, New Jersey, at a current rental of $141,200 per year including utilities and taxes. This lease expires October 31, 2004.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5.  MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded over-the-counter by broker/dealers in the Minneapolis-St. Paul, Minnesota, metropolitan area from approximately December 1983 until October 1996, when all active trading ceased. Trading in the Company's common stock had been extremely limited since at least 1993, and, as of December 31, 1994, there was only one broker/dealer in Minneapolis-St. Paul, Minnesota providing bid and asked quotations. The last bid quote known to the Company for the Company's common stock was published as of the close of business on October 22, 1996, and was $0.005 per share ($0.10 if adjusted for the 20-to-1 reverse stock split which occurred after the date of the last bid). The Company is unaware of any broker/dealer who has published bid or asked quotations for the Company's common stock since October 22, 1996.

There were approximately 239 shareholders of record as of March 20, 2000, including the Depository Trust Company which held 45,863 shares. The Company has not paid any dividends on its common shares in the past two years and anticipates retaining future earnings, if any, to finance operations of the Company.

During 1999, certain officers and directors converted their preferred convertible stock and preferred redeemable convertible stock into 2,781,956 common shares. During the first quarter of 2000, certain officers and directors converted $810,850 of accrued dividends on the preferred redeemable convertible stock into 253,633 shares of common stock at a conversion price of $3.00 per share and were paid cash of $49,954.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements regarding the Company, PPG and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing,
(6) local and state levels of educational spending, (7) the Company's and PPG's ability to retain qualified personnel, (8) PPG's ability to retain its distribution agreements in the Advanced Placement market, (9) the sufficiency of PPG's copyright protection, and (10) PPG's ability to continue to rely on the services of American Book Center, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

INTRODUCTION

PPG was incorporated in Delaware in 1989 and on March 19, 1990, completed an asset purchase of a high school remedial education product line from New Readers Press, a division of Laubach Literacy International. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc. ("the Company," formerly Concourse Corporation) a public company with only minimal operations. As a result of the merger, PPG became a wholly-owned subsidiary of the Company. All of the Company's operations are currently conducted through PPG. For accounting purposes, the merger was treated as if PPG acquired Concourse Corporation in a purchase transaction. As a result, this report and the following discussion excludes any financial results of the Concourse Corporation prior to the merger.

REVENUES AND NET INCOME

OVERVIEW

1999 was a record revenue year for PPG, with sales and commission revenues of $9,598,000, an increase of 55.7% from 1998. The increase in 1999 revenues was lead by a 126.8% growth in Advanced Placement revenue and a 62.1% growth in Test Preparation revenue. The increases were partially offset by a 25.5% decrease in Instruction sales. Advanced Placement revenue growth was due to significant increase in marketing and sales effort prompted by a better gross margin resulting from the renewal and major revision of a contract with one of the college publishers whose books the Company distributes from a commission to a sales arrangement. The Test Preparation growth can be attributed to increased unit sales in the first state the Company entered in 1997 and from fourth quarter sales from the release of product into a new state. The 1999 decrease in Instruction revenue as compared to 1998 was the result of the large Midwest school district sale of $591,000 in 1998, which was not replicated in 1999.

Net Income after tax for 1999 was $300,000, compared to $316,000 in 1998. The decrease in Net Income in 1999 was related to increased telemarketing and field selling expense, and higher administrative costs associated with building an infrastructure to support current and future revenue growth.


                                  1999           1998          Variance     % Change
                               -----------------------------------------------------
Revenues
----------------------
Advanced Placement             $6,209,000     $2,738,000      3,471,000       126.8%
Test Preparation                1,548,000        955,000        593,000        62.1%
Instruction                     1,841,000      2,471,000       (630,000)      -25.5%
                               ------------------------------------------------------
          Total                $9,598,000     $6,164,000     $3,434,000        55.7%
                               ------------------------------------------------------

Net Income                     $  300,000     $  316,000     $  (16,000)       -5.1%


ADVANCED PLACEMENT REVENUES

Since its inception, PPG has been active in the marketing and selling of college books and products to the Advanced Placement high school market. Most large educational publishers have dedicated college divisions producing and selling to the post-secondary market as well as school divisions dedicated to publishing and selling to the K-12 market. In these companies, intercompany sales agreements are in place, which incent the school division to promote and sell appropriate college books into the high school Advanced Placement, honors and college prep. markets. PPG has exclusive sales and marketing agreements with two major college publishers who do not have school divisions to sell their books into the high school market. The distribution agreements are exclusive and cover all sales made to the K-12 market, including each publisher's college, trade and professional products.

Both agreements include noncompete language which restricts PPG from selling works that compete directly with the college publishers' products. The exclusive nature of both agreements provides the basis upon which PPG commits considerable sales and marketing resources to grow Advanced Placement sales. The loss of either agreement would have a material adverse effect on PPG's revenue and net income. The term of the oldest of the two agreements expires November 30, 2000. The Company has no reason to believe that an agreement will not be reached for a new three-to-five-year term. In the unlikely event that PPG fails to conclude a new agreement, the Company believes the college publisher will sell books to PPG for resale but on a nonexclusive basis.

Advanced Placement revenue for 1999 increased $3,471,000 (126.8%) from 1998. Effective May 1, 1999, PPG signed a new three-year contract with one of its large volume Advanced Placement publishers. Under the terms of the old contract, PPG limited its activity to sales and marketing and received a sales commission from the publisher with no corresponding cost of sales. Under the new agreement, PPG now invoices customers for the full amount of the sale, is responsible for collections, and is billed for the cost of the books as the publisher drop-ships to the customer. This new arrangement has the effect of increasing Advanced Placement revenue and cost of sales while yielding lower gross margins than Instruction and Test Preparation revenue. As a result of this new agreement, PPG believes that it will be able to grow Advanced Placement revenue and to increase the total amount of gross margin associated with those sales.

The following table summarizes and compares Advanced Placement revenues for 1999 and 1998.

                                       1999           1998          Variance    % Change
                                  -------------------------------------------------------
Resale Agreements                 $6,160,000      $2,298,000     $3,862,000       168.1%
Commission Agreement                  49,000         440,000       (391,000)      -88.9%
                                  -------------------------------------------------------
Total                             $6,209,000      $2,738,000     $3,471,000       126.8%


For comparison purposes only, as a result of the aforementioned publisher contract change from commission to sales arrangement, the following table converts 1999 and 1998 commission revenue to resale revenue on a proforma basis.

                            1999           1998         Variance       % Change
                         -------------------------------------------------------
Resale Revenue           $6,488,000     $5,325,000      $1,163,000        21.8%


Advanced Placement revenues increased 126.8% over 1998. However, by converting 1999 and 1998 commission revenue to sales on a proforma basis, the increase is 21.8% over 1998. The increase is due to improved telemarketing and the allocation of increased marketing resources including additional catalog mailings and direct mail.

TEST PREPARATION PRODUCT REVENUE

Test Preparation product line revenue was $1,548,000 in 1999 compared to $955,000 in 1998. The Test Preparation growth can be attributed to increased unit sales in the first state the Company entered in 1997 and from fourth quarter sales from the release of product into a new state. The Company currently publishes Test Preparation products for two states and is planning to expand into other states. All Test Preparation products are proprietary, and management believes this niche will be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

INSTRUCTION PRODUCT SALES


                          1999           1998            Variance    % Change
                       -------------------------------------------------------
Student-At-Risk         $  826,000     $  937,000       $(111,000)   -11.8%
Multicultural            1,015,000      1,534,000        (519,000)   -33.8%
                       -------------------------------------------------------
       Total            $1,841,000     $2,471,000       $(630,000)   -25.5%


Instruction products include two sales sources referred to as Student-At-Risk and Multicultural. Student-At-Risk and Multicultural sales in 1999 decreased 11.8% and 33.8%, respectively, compared to 1998.

Multicultural sales decreased by $519,000 primarily as a result of a $591,000 sale of Instruction materials to a Midwest school district during 1998, which was not replicated in 1999. This sale was unusual in terms of size. It resulted in a significant increase in revenues, gross margins and operating income in 1998. Excluding this sale from Multicultural revenues for 1998, revenues for 1999 were $72,000 (7.6%) higher than the prior year.

Student-At-Risk sales decreased as a result of lower unit sales of For the People by the People, a History of the United States, Beginning to the Present, a single title.

Both Student-at-Risk and Multicultural sales include a mix of proprietary and nonproprietary or distributed titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses distributed products to round out or fill in a full catalog of product offerings for PPG's customers. Sales of proprietary products in the Instruction product line represented 69% of Instruction product sales in 1999.

GROSS MARGIN AND COST OF SALES

OVERVIEW

Cost of Sales as a percent of sales increased to 63.2% from 51.4% in 1998. The increase is primarily due to the higher purchase cost of products associated with the growth in Advanced Placement sales. This is attributed to the new contract that PPG entered into with one of its large volume Advanced Placement publishers changing the relationship in 1999 from a commission-based agreement to a resale-based agreement as discussed in prior sections.

Cost of Sales includes paper, printing and binding, author royalties, and prepublication costs. For those products that PPG distributes as a reseller, Cost of Sales consists of the cost of purchasing those products. Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, freelance writing, page design and makeup, art permissions and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for market research and other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Other product development expenses include payment for manuscript reviewers, the production of a sample version of the book (for use at conference exhibits and other meetings), and the purchase of competition reports and products.

Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative. In book publishing, prepublication costs represent the major product development expense and, as such, can serve as an important financial indicator of new product commitment. In 1999, PPG's prepublication costs incurred were $606,000 compared to a 1998 expenditure of $452,000. PPG has budgeted $908,000 for 2000 prepublication costs.

ADVANCED PLACEMENT

The cost of goods sold on Advanced Placement resale sales ranges from 75% to 78% of sales. The cost of sales is high compared to Instruction and Test Preparation, but the gross profit dollar volume creates a very positive impact on operating income and cash flow. Advanced Placement commissions revenues of $49,000 in 1999 and $440,000 in 1998 carry no associated Cost of Sales.

INSTRUCTION AND TEST PREPARATION

The combined gross margins for Instruction and Test Preparation in 1999 and 1998 were 63.3% and 63.9%, respectively. Year-to-date margins fluctuate based on product mix with proprietary products' Cost of Sales ranging from 16% to 35% of sales, while nonproprietary distributed sales have higher costs ranging from 40% to 60% of sales. The slight decrease in margin from 1998 to 1999 is primarily due to the fact that in 1998 the company had a large sale to Midwest school district of which $518,000 was proprietary product. No such large sale took place in 1999. This decrease in margin was almost totally offset by the increase in Test Preparation revenue

Cost of Sales variances can be caused by variances in paper, printing and binding costs as well as author royalties and prepublication costs. Author royalty rates vary depending on the track record of the author and the amount of an author's contribution to the work and range from 0.75% to 15% of net sales. Prepublication costs also vary widely by product and product line and are impacted by product specifications, schedule and production values. For example, Test Preparation titles are 164-to-350-page paperbacks with plant investments ranging from $20,000 to $26,000 per book while the plant costs related to PPG's 708-page hardcover U.S. history text were considerably higher at $96,000. In the future, PPG plans to increase its plant cost investment in Test Preparation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES



                                               1999           1998        Variance   % Change
                                            ----------------------------------------------------
     Selling, General and Administrative    $3,006,000     $2,446,000     $560,000    22.9%


Selling, General and Administrative Expenses as a percent of sales was 31.3% and 39.7% for 1999 and 1998 respectively. The dollar increase is related to additional personnel and general office expense, and systems upgrades to support the company's 55.7% increase in revenues. In addition, expenses associated with the Company's public status added approximately $44,000 to Administrative expense as compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had cash and working capital of $144,000 and $797,000, respectively, as compared to cash and working capital of $566,000 and $771,000, respectively, as of December 31, 1998. The decrease in cash is due to the increase in accounts receivable related to the major growth in Advanced Placement revenues, and the addition of inventory to provide for the growth of Test Preparation revenue. Working Capital is comparable between 1999 and 1998.

PPG has a line of credit agreement with a bank, which currently allows borrowings up to $1,500,000. The company also has a five-year term loan with the bank. As of December 31, 1999 the Company had outstanding balances of $450,000 and $114,000 under the line of credit and the term loan respectively.

Inventories totaled $566,000 and $439,000 at December 31, 1999, and December 31, 1998, respectively. This higher level of inventory is associated with the higher level of Test Preparation sales and the associated inventory.

Accounts receivable totaled $1,424,000 and $505,000 at December 31, 1999, and December 31, 1998, respectively. The higher Accounts Receivable level in 1999 is associated with direct billing of customers for Advanced Placement materials and fourth quarter sales in 1999 that exceeded the prior year by $817,000.

PPG's business is substantially based on development of new educational materials, the costs of which are then amortized over a period of years. The prepublication costs of these new educational materials are capitalized on the Company's balance sheet and amortized over a 36-month period. When the Company is in an expansion mode, the amount of new product costs capitalized will tend to exceed the amount of previously developed products being amortized. Prepublication expenditures totaled $606,000 in 1999 as compared to $452,000 in 1998, resulting in an increased use of cash of $154,000 in 1999 compared to 1998. The Company believes that its cash and line of credit together with cash generated from operations will be sufficient to meet its normal cash needs for 2000.

PRODUCT DEVELOPMENT

1999 was an active product development year. Additional resources were committed to strengthen the internal book production staff and to build outside editorial and author development capabilities needed to support an ambitious 2000 Test Preparation publishing plan.

The state Test Preparation market continues to grow as the states demand higher academic performance from students. Most states have high stakes testing requirements, which means that students, teachers and administrators are rewarded for positive test performance or penalized for poor performance. The new state standards and the testing movement are here to stay and represent attractive publishing opportunities. Presently, the Company publishes Test Preparation products for two states and during 2000 intends to enter four new states. In 2001 and beyond, the plan is to continue product development in this area.

In 1999, the Company developed a new Instruction strategy to develop new products that align with state standards in mathematics, reading and language arts for grades 2-9. Essential to this strategy is the market alignment of the Instruction and Test Preparation products so that both product lines are suitable for sale to an identical customer base. This means that telemarketers, field sales and catalog sales efforts will be synergistic, rather than isolated, unrelated efforts. The Company plans to update and provide successful Student-at-Risk and Multicultural backlist titles, but will not aggressively seek new title development in these two areas. Significant new 1999 Student-at-Risk titles included Peoples World Cultures, Africa; Using Geography, Africa; and Using Geography, Latin America. Additional world cultures and geography titles were started in 1999 and are expected to be completed in 2000. In Multicultural publishing, the Company is committed to a significant revision of the successful African American History: A Journey of Liberation text to be published in late fall of 2000.

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

The Company initiated a strategy in an attempt to acquire Test Preparation and Instruction business that meets our product and market requirements. The strategy is to build and acquire Test Preparation and Instruction product lines or companies. Acquisitions in today's competitive market are limited in number and expensive, so the acquisition strategy may not be successful.

SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs September through May. Typically, the major marketing campaigns, including mailing of new catalogs and focused sales efforts, begin in September when schools reopen. This is the period when sample books are provided free for review to teachers for their purchase consideration. General marketing efforts including additional sales and marketing campaigns, catalog mailings, and complementary copies continue throughout the school year. Teachers and districts generally review and consider books throughout the school year, make their decisions in the winter and spring, and place their purchase orders with the district office or other administrative units at that time. During spring and summer, the district offices process purchase orders and send them to publishers.

For PPG, approximately 48-55% of sales via purchase orders have historically been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the Test Preparation product line, with purchases occurring near the time the test is given as well as during the summer months for summer programs that add extra test preparation for students who are behind in their performance, and for the upcoming school year.

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year, so new product development and launch, as well as expenses, must be planned around the school year. A product launched in the fall of 1999, for example, should not be expected to generate significant sales until summer of 2000. This seasonal delay in purchase must be accounted for when considering growth and forecasts in the supplementary educational materials market. As noted above, PPG receives and fulfills customer orders throughout the year, but its largest revenue is produced in the July to September third-quarter. In general, the historical quarterly percentages of revenues to the full year revenues fall within a predictable range, with net sales ranging from 10-14% in the 1st quarter, 16-20% in the 2nd quarter, 48-55% in the 3rd quarter and 14-16% in the 4th quarter.

Y2K COMPLIANCE

The Company's total costs to address Y2K compliance issues were approximately $20,000. The Company did not experience any significant difficulties as a result of the millennium change. Although the Company did not experience any significant difficulties, the Company plans to continue to monitor the situation closely.


ITEM 7.  FINANCIAL STATEMENTS

The information required under this heading is contained in Exhibit 99.1 filed with this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The following individuals constitute the current directors and executive officers of the Company:

                                                                                                                DIRECTOR
NAME AND AGE                        PRINCIPAL OCCUPATION                                                         SINCE
------------                        --------------------                                                        --------
John C. Bergstrom (39)              Partner in RiverPoint Investments, Inc., St. Paul-based investment           1998
                                    advisory firm since 1995.  From 1985 to 1995, Mr. Bergstrom was employed by Cherry Tree Investments, Inc., based in Minneapolis, Minnesota.  For the past two years, he has been under contract with PPG to consult and serve as Director, Secretary, and acting Chief Financial Officer.
                                    Similarly, the Company has retained him to serve as Secretary and acting
                                    CFO.  Mr. Bergstrom resigned as the acting CFO in  January 2000.  Mr.
                                    Bergstrom is a graduate of Gustavus Adolphus  College and the University
                                    of Minnesota.   He also serves as a director of several private
                                    companies, such as Tecmark, Inc., Instrumental, Inc., and Dolan Media
                                    Company.

Anton J. Christianson (47)          Managing General Partner of Cherry Tree Investments, Inc., Minneapolis,      1998
                                    Minnesota since  1981.  Director of PPG since 1990. Mr. Christianson has been involved in the venture capital industry for over 20 years. He previously also served as a vice president for Norwest Venture Capital.
                                    He serves as a director for several public and private companies, including
                                    Fourth Shift Corp., Transport Corporation of America, Inc., Learning
                                    Ventures, Fair Isaac and Company, Inc. and Dolan Media Company.
                                    Mr. Christianson is a graduate of St. Johns University and Harvard
                                    University.

James P. Dolan (50)                 Since 1993, Chairman, President and Chief Executive Officer and founder      1999
                                    of Dolan  Media Company, Minneapolis, a  specialized business information company that is the world's largest public records gatherer, publishes daily and weekly  business  newspapers in 18 U.S.  markets and operates clickdata.com, Web-based electronic data distributor. From 1989 to 1993 he was executive vice president of media  investment bank, The
                                    Jordan Group, New York City. He previously held executive positions with
                                    News  Corporation Ltd. in New York, Sun-Times Company of Chicago  and
                                    Centel Corp., Chicago; and also was an award-winning reporter and editor at newspapers in San Antonio, New York, Chicago, Sydney and London. He
                                    serves as a director of several private companies and is a journalism graduate of the University of Oklahoma.  Mr. Dolan has served as a director of PPG since 1999.

Roy E. Mayers (56)                  Since 1997, President and Chief Executive Officer of Hess Management,        1998
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

                                    operating companies from 1982 to 1985. From 1962 to 1975, Mr. Mayers was employed by Globe Book Company as Vice President and General Manager. He
                                    is a graduate of the City College of New York with a B.S. in Business
                                    Administration and Accounting. Mr. Mayers has served as a director of PPG since 1997.

Diane M. Miller (47)                Co-founder and Executive Vice President of PPG since 1989, and Executive     1998
                                    Vice  President of the Company.  Her educational publishing experience encompasses general management, market research, editorial and marketing.
                                    Prior to forming PPG Ms. Miller was publisher of Globe Books, a remedial education publisher owned by Simon and Schuster. Prior to joining Globe
                                    Books, she was Senior Editor of Reading for Harcourt Brace Jovanovich.
                                    Ms. Miller is a graduate of Centre College of Kentucky.

James J. Peoples (62)               Co-founder, Chairman, President and Chief Executive Officer and Treasurer    1998
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

Matti A. Prima (45)                 Senior Vice President of    Business Development since August 1999.          n/a
                                    Mr. Prima also serves as President,  Education Development  Division.
                                    Mr. Prima has over 20 years experience in finance, communications and publishing. He was most recently VP Finance with SiegelGale, an
                                    Interactive Brand Management Company from 1998 to 1999, where he was responsible for all divisional budget decisions, funding decisions relating to investment banking, corporate finance, acquisitions, and risk management. Prior to that Mr. Prima's work experience included
                                    KPMG Peat Marwick, Corporate Transactions;  and Henry Ansbacher as Senior
                                    Managing Director. Mr. Prima is a graduate of Bloomsburg State University and has an MBA from Pepperdine University.

Michael L. DeMarco  (35)            Vice-President Finance and Operations of the Company and PPG since May       n/a
                                    1999. Mr.  DeMarco has over 13 years  experience in finance and accounting.
                                    Prior to joining PPG, Mr. DeMarco was Controller for Health Tech, a health care products company from 1997 to 1999. Prior to joining Health Tech, he was a Controller for OmniTech Corporate Solutions, a computer integration and software development company. Mr. DeMarco also spent four years as an auditor with Ernst and Young. Mr. DeMarco is a graduate of Pace University in New York and is a Certified Public Accountant.

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

                           SUMMARY COMPENSATION TABLE




                                              Annual Compensation      Long-Term Compensation
                                              -------------------              Awards
                                                                             Securities                All Other
Name           Position              Year      Salary       Bonus (1)    Underlying Options        Compensation (2)
-------------------------------------------------------------------------------------------------------------------
James Peoples  Chairman, President   1999     $126,912           $0                0                  $1,067
               and CEO               1998     $128,269      $22,007                0                    $969

Diane Miller   Executive             1999      $94,964           $0                0                    $392
               Vice President        1998      $93,269      $18,165           48,938                    $312



(1)  Represents bonuses earned in 1998 but which were paid in 1999.
(2)  Represents premiums paid by PPG for life insurance.


No options were exercised in 1999. The following table sets forth information with respect to the Named Executives concerning the exercise of options during 1999 and unexercised options held as of December 31, 1999:

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                       Number of Securities Underlying               Value of Unexercised
                                                            Unexercised Options                     In-The-Money Options
                     Shares Acquired    Value                At Fiscal Year End                   At Fiscal Year End $ (1)
          Name         on Exercise     Realized        Exercisable       Unexercisable          Exercisable      Unexercisable
      ------------   ---------------   --------        -----------       -------------          -----------      -------------
      Diane Miller          0             $0              16,313            16,312                   0                 0


         (1) There is no established trading market or market price for the Company's Common Stock. Based on the last known bid quote for the Common Stock of $0.005 ($0.10 if adjusted to reflect the 20-to-1 reverse stock split which occurred after the last bid), Ms. Miller's option (exercisable at $1.20 per share) was not in-the-money as of December 31, 1999.

EMPLOYMENT AGREEMENTS

PPG has entered into employment agreements with Ms. Miller and Mr. Peoples.

The employment agreement between Mr. Peoples and PPG was originally entered into in 1990 and its continues from year to year unless terminated by either party at least 60 days prior to the end of each contract year. The agreement contains noncompetition and nonsolicitation covenants which continue in effect for a period ending one year after Mr. Peoples ceases to be employed by PPG. If the employment of Mr. Peoples is terminated unilaterally by Mr. Peoples or for cause by PPG, the Company has the right to repurchase any Company stock then owned by Mr. Peoples. Under certain circumstances upon termination, Mr. Peoples has the right to sell his stock back to the Company. The Company has a right of first refusal with respect to any share transfers of Company stock by Mr. Peoples.

The employment agreement between Ms. Miller and PPG, as amended, was originally entered into in 1990. The current term of the agreement expires in February 2000 and continues thereafter for successive one-year periods unless terminated by either party at least 60 days prior to the end of the contract year. The employment agreement of Ms. Miller contains the same noncompetition, nonsolicitation, stock repurchase and other covenants as described above for Mr. Peoples. Certain stock owned by Ms. Miller is excluded from the Company's repurchase rights.

Director Compensation. Directors do not receive compensation or fees for attending Board meetings. Non-employee directors are reimbursed for certain expenses in connection with attendance at Board and committee meetings. The 1998 Stock Plan permits granting of options to directors at the discretion of the Board. On August 23, 1999, James Dolan was granted a non-qualified option to purchase 32,500 shares of the Company's Common Stock at $3.00 per share under the Company's 1998 Stock Plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information provided to the Company as to the beneficial ownership of the Company's Capital Stock as of March 15, 2000 by (i) the only shareholders known to the Company to hold 5% or more of such stock, and each of the directors and officers of the Company individually and as a group.

                                    COMMON STOCK
                                    BENEFICIALLY
BENEFICIAL OWNER                        OWNED          TOTAL(%)
----------------                    ------------      ---------
James J. Peoples                      724,581           22.7%

Diane M. Miller (1)                   263,033            8.2%

Roy E. Mayers (2)                      21,750             *

John C. Bergstrom (3)                  54,880            1.7%

Anton J. Christianson (4)           2,058,347           64.5%

James P. Dolan                            -0-              0%

Directors and officers
     as a group (8 persons) (5)     3,133,091           95.3%

     *Less than 1%.

(1) Includes 16,313 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(2) Includes 21,750 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(3) Includes 48,938 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(4) Represents ownership of Stock owned by Cherry Tree Ventures III, LP, of which Mr. Christianson is Managing General Partner.
(5) Includes 97,501 shares of Common Stock subject to outstanding stock options exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has retained RiverPoint Investments, Inc., a company in which John
C. Bergstrom, a director of the Company is the majority shareholder, for certain consulting services. The Company pays $48,000 and $33,000 per year in 1999 and 1998 respectively, for such services.

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

During 1999, the Company utilized Press of Ohio, a printing company which is affiliated with Roy E. Mayers and Hess Management Company. The Company paid $191,000 for these services in 1999.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.

EXHIBIT
 NO.              DESCRIPTION

3.1 Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-KSB for the year ended December 31, 1998).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-KSB for the year ended December 31, 1998).

10.1 Registrant's 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-KSB for the year ending December 31, 1998).

10.2 Amended and Restated Agreement and Plan of Merger dated as of June 4, 1998, between the Registrant, Peoples Acquisition Corporation and The Peoples Publishing Group, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-KSB for the years ended December 31, 1997, 1996 and
     1995).

10.3 Employment Agreement between The Peoples Publishing Group, Inc. and James
     J. Peoples (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-KSB for the year ended December 31, 1998).

10.4 Employment Agreement between The Peoples Publishing Group, Inc. and Diane
     M. Miller (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-KSB for the year ended December 31, 1998).

21 Subsidiaries of the Registrant: The Peoples Publishing Group, Inc., a Delaware corporation.

27   Financial Data Schedule.

99.1 The Registrant's Audited Financial Statements for the Years Ended December 31, 1999 and 1998, with notes thereto and the auditor's report thereon.

(b)  Reports on Form 8-K.

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   PEOPLES EDUCATIONAL HOLDINGS, INC.

Date:  March 30, 2000

                   /s/ James J. Peoples
                   -----------------------------------
                   James J. Peoples, Chairman, Chief Executive
                     Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2000.

                   /s/ James J. Peoples
                   -----------------------------------
                   James J. Peoples, Chairman, Chief Executive
                     Officer and President (principal executive officer)

                   /s/ Diane M. Miller
                   -----------------------------------
                   Diane M. Miller, Executive Vice President
                     and Director

                   /s/ John C. Bergstrom
                   -----------------------------------
                   John C. Bergstrom, Secretary and Director

                   /s/ Anton J. Christianson
                   -----------------------------------
                   Anton J. Christianson, Director

                   /s/ Roy E. Mayers
                   -----------------------------------
                   Roy E. Mayers, Director


                   -----------------------------------
                   James P. Dolan, Director

                   /s/ Michael L. DeMarco
                   -----------------------------------
                   Michael L. DeMarco, Vice President, Finance and
                     Operations (principal financial and accounting officer)