Form 10QSB
period 2000-03-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2000-05-12
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended March 31, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from                 to               .
                              ----------------   ---------------

                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
                 (Name of small business issuer in its charter)

             Minnesota                                41-1368898
   -------------------------------        ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                    299 Market Street, Saddle Brook, NJ 07663
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 712-0090
                                 --------------
                            Issuer's telephone number

Former name:  Concourse Corporation

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,188,849 shares of Common Stock (par value $0.02 per share) outstanding on May 11, 2000.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                              March 31, 2000              December 31, 1999
                                                              --------------              -----------------
ASSETS

Current Assets

Cash and Cash Equivalents                                       $  104,208                    $  143,852
Accounts Receivable, Net of Allowance for Doubtful
Accounts of $80,000 and Allowance for Returns                      999,180                     1,424,411

Inventory                                                          671,167                       566,357

Deferred Income Taxes                                               99,000                        99,000

Advance Royalties                                                  141,559                        71,840

Prepaid Catalog Expenses and Other Current Assets                  136,478                        56,123
                                                                ----------                    ----------

     Total Current Assets                                        2,151,592                     2,361,583
                                                                ----------                    ----------

Equipment - At Cost, Less Accumulated Depreciation

of $135,168 in 2000 and $121,438 in 1999                           213,603                       212,316
                                                                ----------                    ----------

Other Assets


Deferred Prepublication Costs, net                                 895,637                       853,340

Intangible Assets, net                                              18,837                        29,710

Advance Royalties                                                   34,657                        35,100

Deferred Income Taxes                                                9,000                         9,000

Other                                                               81,091                        25,289
                                                                ----------                    ----------
     Total Other Assets                                          1,039,222                       952,439
                                                                ----------                    ----------

Total Assets                                                    $3,404,417                    $3,526,338
                                                                ==========                    ==========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                 March 31, 2000            December 31, 1999
                                                                 --------------            -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                                  $  598,911                   $  886,746

Accrued Expenses                                                     342,160                      103,190

Notes Payable under Line of Credit                                   725,000                      450,000

Current Maturities of Long Term Debt                                  30,000                       30,000

Corporate Taxes Payable                                                 --                         94,516
                                                                  ----------                   ----------

     Total Current Liabilities                                     1,696,071                    1,564,452
                                                                  ----------                   ----------


Long Term Debt, less current maturities                               83,978                       83,978
                                                                  ----------                   ----------

Accrued and Unpaid Dividends on previously
outstanding 1990 and 1993 Redeemable Convertible Stock                  --                        810,850
                                                                  ----------                   ----------


Total Liabilities                                                  1,780,049                    2,459,280
                                                                  ----------                   ----------

Stockholders' Equity

Common stock, $0.02 par value; authorized 15,000,000 shares
issued and outstanding 3,188,849 shares in 2000 and 2,935,216
in 1999                                                               63,777                       58,704



Additional Paid In Capital                                         2,751,772                    1,994,071

Accumulated Deficit                                               (1,053,656)                    (850,067)


Less: Note Receivable from issuance of 1998 Stock                   (137,525)                    (135,650)
                                                                  ----------                   ----------


Total Stockholders' Equity                                         1,624,368                    1,067,058
                                                                  ----------                   ----------

Total Liabilities and Stockholders' Equity                        $3,404,417                   $3,526,338
                                                                  ==========                   ==========

PEOPLES EDUCATIONAL HOLDINGS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                    Three Months Ended
                                                                          March 31, 2000         March 31, 1999
                                                                     ----------------------   --------------------

Sales and Commissions                                                          $  1,579,619           $  1,097,246

Cost of Sales                                                                       831,079                458,778
                                                                     ----------------------   --------------------

  GROSS PROFIT                                                                      748,540                638,468


Selling, General and Administrative Expenses                                      1,046,696                685,768
                                                                     ----------------------   --------------------

  LOSS FROM OPERATIONS                                                             (298,156)               (47,300)

Nonoperating Income (Expense)

 Interest Income                                                                      -                      7,535

 Interest Expense                                                                   (14,433)                (9,631)
                                                                     ----------------------   --------------------

  LOSS BEFORE INCOME TAXES                                                         (312,589)               (49,396)


Federal and State Income Tax Benefit                                               (109,000)               (20,178)
                                                                     ----------------------   --------------------

  NET LOSS                                                                         (203,589)               (29,218)


Mandatory Redeemable Convertible Stock Dividends                                      -                    (23,960)
                                                                     ----------------------   --------------------
  NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                   $   (203,589)          $    (53,178)
                                                                     ======================   ====================

Net Loss per Common Share
 Basic                                                                         $      (0.07)          $      (0.07)

 Diluted                                                                              (0.07)                 (0.07)
                                                                     ======================   ====================

Weighted-average Number of Common Shares Outstanding

 Basic                                                                            3,104,305                805,760

 Diluted                                                                          3,104,305                805,760
                                                                     ======================   ====================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                  Common           Paid-In         Accumulated         Notes
                                  Stock            Capital           Deficit         Receivable         Total
                              -----------------------------------------------------------------------------------
Balance, December 31, 1999       $ 58,704        $ 1,994,071      $   (850,067)      $ (135,650)     $ 1,067,058

Conversion of Accrued
Dividends on Redeemable
Convertible Stock into Common
Stock                               5,073            755,826                                             760,899

Interest on Notes Receivable
from issuance of 1998
Convertible Stock                                      1,875                             (1,875)             -

Net Loss                                                              (203,589)                         (203,589)
                              -----------      -------------    --------------     ------------    -------------

Balance, March 31, 2000          $ 63,777        $ 2,751,772      $ (1,053,656)      $ (137,525)     $ 1,624,368
                              ===========      =============    ==============     ============    =============

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Three Months Ended
                                                                             --------------------------------------------

                                                                                  March 31, 2000          March 31, 1999
                                                                             --------------------    --------------------
Cash Flows From Operating Activities
Net Loss                                                                          $    (203,589)          $     (29,218)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
           Depreciation                                                                  14,230                   7,875
           Amortization of Prepublication Costs and Intangible
           Assets                                                                       108,594                  65,089
Changes in Assets and Liabilities
           Accounts Receivable                                                          425,231                 (88,438)
           Inventory                                                                   (104,810)                (13,284)
           Prepaid Catalog and Other Current Assets                                     (80,355)                 38,476
           Advance Royalties                                                            (69,276)                  6,735
           Other                                                                        (55,802)                 (2,804)
           Accounts Payable and Accrued Expenses                                        (48,865)                (52,602)
           Corporate Taxes Payable                                                      (94,516)                (20,178)
                                                                             ------------------        ----------------
                      Net Cash Used in Operating Activities                            (109,158)                (88,349)
                                                                             ------------------        ----------------

Cash Flows From Investing Activities
           Purchases of Fixed Assets                                                    (15,017)                    -
           Expenditures for Prepublication Costs                                       (140,518)               (163,389)
                                                                             ------------------        ----------------
                      Net Cash Used in Investing Activities                            (155,535)               (163,389)
                                                                             ------------------        ----------------

Cash Flows From Financing Activities
           Net Proceeds under Line of Credit                                            275,000                 250,000
           Deferred Financing Costs                                                         -                   (15,000)
           Payment of Accrued Dividends on Redeemable Convertible Stock                 (49,951)                    -
                                                                             ------------------        ----------------
                      Net Cash Provided by Financing Activities                         225,049                 235,000
                                                                             ------------------        ----------------

                      Net Decrease in Cash and Cash Equivalents                         (39,644)                (16,738)

Cash and Cash Equivalents
           Beginning of Period                                                          143,852                 565,678
                                                                             ------------------        ----------------
           End of Period                                                           $    104,208           $     548,940
                                                                             ==================    ====================


Supplemental Cash Flow Information
           Cash Payments for:
                      Interest                                                     $     14,435           $       8,150
                      Income Taxes                                                       50,000                     -
                                                                             ==================    ====================

Noncash Financing Activities
           Increase in Mandatory Redeemable Preferred Stock, and Increase
           in Accumulated Deficit from Accrued Dividends                          $         -             $      23,960

           Conversion of Accrued Dividends into Common Stock                            760,899                     -
                                                                             ==================    ====================

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended March 31, 2000, are not necessarily indicative of the operating results to be expected for the full fiscal year.


NOTE 2 - Basic & Diluted Per Share

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This form, 10-QSB, contains forward-looking statements regarding Peoples Educational Holdings, Inc., (the "Company"), its wholly-owned subsidiary, The Peoples Publishing Group, Inc. ("PPG") and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) the Company's and PPG's ability to retain qualified personnel, (8) PPG's ability to retain its distribution agreements in the Advanced Placement market, (9) the sufficiency of PPG's copyright protection, (10) PPG's ability to expand its product lines into additional states and (11) PPG's ability to continue to rely on the services of American Book Center, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.


SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs September through May. Typically, the major marketing campaigns, including mailing of new catalogs and focused sales efforts, begin in September when schools reopen. This is the period when sample books are provided free for review to teachers for their purchase consideration. General marketing efforts including additional sales and marketing campaigns, catalog mailings, and complementary copies, continue throughout the school year. Teachers and school districts generally review and consider books throughout the school year, make their decisions in the winter and spring, and place their purchase orders with the district office or other administrative units at that time. During spring and summer, the district offices process purchase orders and send them to publishers.

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

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year. However new product development and launch, as well as expenses, must be planned around the school year. A product launched in the fall of 2000, for example, would not be expected to generate significant sales until summer of 2001. This seasonal delay in purchase must be accounted for when considering growth and forecasts in the supplementary educational materials market. As noted above, PPG receives and fulfills customer orders throughout the year, but its largest revenue is produced in the July to September third-quarter. In general, the Company's historical quarterly percentages of revenues to the full year revenues fall within a predictable range, with net sales ranging from 10-14% in the 1st quarter, 16-20% in the 2nd quarter, 48-55% in the 3rd quarter and 14-16% in the 4th quarter.


RESULTS OF OPERATIONS

First Quarter 2000 vs. First Quarter 1999

Total revenue for the three months ended March 31, 2000 was $1,580,000 as compared to $1,097,000 for the same period in 1999 representing a 44.0% increase. All product lines, Instruction, Test Preparation and Advanced Placement had revenue increases as compared to the prior period.

Instruction revenue increased by $89,000 (20.5%) from the same period in the prior year. This increase is the result of increased telemarketing from the prior year.

Test Preparation revenue for the three months ended March 31, 2000 increased by $79,000 (18.7%) over the same period in 1999. The Test Preparation growth can be attributed to increased market penetration and the release of new products into a new state. In first quarter of 1999, the Company published Test Preparation products for only one state. In 2000, the Company publishes products for two states and is planning to expand into other states.

Advanced Placement revenue in the first quarter of 2000 increased by $315,000 (130.7%) over the first quarter of 1999. Effective May 1, 1999, PPG signed a new three-year contract with one of its large volume Advanced Placement publishers. Under the terms of the old contract, PPG limited its activity to sales and marketing and received a sales commission from the publisher with no corresponding cost of sales. Under the new agreement, PPG now invoices customers for the full amount of the sale, is responsible for collections, and is billed for the cost of the books as the publisher drop-ships to the customer. This new arrangement has the effect of increasing Advanced Placement revenue and cost of sales while yielding lower gross margins than Instruction and Test Preparation revenue. As a result of this new agreement, PPG believes that it will be able to grow Advanced Placement revenue and to increase the total amount of gross margin associated with those sales.

The following table summarizes and compares Advanced Placement revenues for the first quarter of 2000 and 1999.

                             2000           1999        Variance      % Change
                         ----------     ----------     ----------     --------
Resale Agreements        $  556,000     $  218,000     $  338,000       155.0%
Commission Agreement            -           23,000        (23,000)     -100.0%
                         ----------     ----------     ----------     --------
Total                    $  556,000     $  241,000     $  315,000       130.7%

For comparison purposes only, as a result of the aforementioned publisher contract change from a commission to a sales arrangement, the following table converts 1999 commission revenue to resale revenue on a proforma basis.

                             2000           1999        Variance      % Change
                         ----------     ----------     ----------     --------
Resale Revenue           $  556,000     $  371,000     $  185,000       49.9%

Advanced Placement revenues increased 130.7% in 2000 over 1999. However, by converting 1999 commission revenue to sales on a proforma basis, the increase would be 49.9% over 1999. The increase is due to improved telemarketing and the allocation of increased marketing resources including additional catalog mailings and direct mail.

Gross Margin for the three months ended March 31, 2000 was $749,000 (47.4%) as compared to $638,000 (58.2%) in the same period in 1999. The increase in dollars is a result of the overall net increase in revenue as discussed above. The decline in gross margin percentage is primarily due to the increase in Advanced Placement sales, which effective May 1, 1999, are publications purchased for resale with a resulting lower gross margin percentages.

Selling, General and Administrative expense for the three months ended March 31, 2000 was $1,047,000, an increase of $361,000 from the same period in 1999. Selling expense for the first quarter 2000 increased $224,000 from the prior year. The change is primarily the result of increased commission expense related to increased sales and additional advertising, sample and catalog expense from the prior period. Administrative expense increased $137,000 from the prior year. This is a result of higher rent expense related to the Company's move into a new facility in October 1999 and increases in personnel and related benefits to support the Company's revenue growth.

For the three months ended March 31, 2000, the Company had a loss from operations of $298,000 as compared to $47,000 loss for the same period in 1999. The increase in the loss is due to the increased Selling and Administrative expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and working capital of $104,000 and $456,000, respectively, as compared to cash and working capital of $144,000 and $797,000, respectively, as of December 31, 1999. The decreases in both cash and working capital are primarily due to the Company's loss for the period ended March 31, 2000.

Inventory totaled $671,000 and $566,000 at March 31, 2000, and December 31, 1999, respectively. The increase is due to additional Test Preparation inventory for the new state that the Company entered.

Accounts Receivable totaled $999,000 and $1,424,000 at March 31, 2000 and December 31, 1999, respectively. The decrease in Accounts Receivable is due to normal collections and the seasonality of the business. Historically first quarter revenues are the lowest of the year, thereby resulting in lower outstanding Accounts Receivable.

The Company's core business is based substantially on the development of new proprietary educational materials with associated costs capitalized on the Company's balance sheet as Pre-publication costs. These costs are amortized over a three-year period. Pre-publication amortization expense for the three months ending March 31, 2000 increased 81.5%, to $98,000 for the first quarter of 2000 from $54,000 in 1999. Pre-publication capital expenditures were $141,000 in the first quarter of 2000, an increase of $32,000 (29.4%) from the same period in 1999.

PPG has a line of credit agreement with a bank, which currently allows borrowings up to $1,500,000. The company also has a five-year term loan with the bank. As of March 31, 2000, PPG had outstanding balances of $725,000 and $114,000 under the line of credit and the term loan, respectively.

The Company finalized a financing arrangement with a new bank in April 2000. The new arrangement provides for up to $2,500,000 under a two year revolving credit agreement with availability based on certain percentages of inventory and receivables. Of this amount, $1,000,000 is available for acquisitions. The new agreement also provides for up to $500,000 under a one year revolving credit line to support prepublication expenditures. The arrangement also requires the Company to maintain certain financial covenants.

The Company believes that its cash and line of credit, together with cash generated from operations, will be sufficient to meet its normal cash needs in 2000.

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

          Dated:     May 11, 2000            PEOPLES EDUCATIONAL HOLDINGS, INC.


                                             By:  /s/ James J. Peoples
                                                -------------------------------
                                             James J. Peoples, Chairman,
                                             President and Chief Executive
                                             Officer