Form 10QSB
period 2000-06-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2000-08-03
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                 to                .
                               ---------------    ---------------

                                  Commission File No. 2-86551C

                               Peoples Educational Holdings, Inc.
                               -----------------------------------
                         (Name of small business issuer in its charter)

           Minnesota                                          41-1368898
  -------------------------------                      -----------------
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

Former name:  Concourse Corporation

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,188,849 shares of Common Stock (par value $0.02 per share) outstanding on July 25, 2000.

                                     PART 1

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                             June 30, 2000    December 31, 1999
                                                             -------------    -----------------
ASSETS

Current Assets


Cash and Cash Equivalents                                       $  157,252           $  143,852
Accounts Receivable, Net of Allowance for Doubtful Accounts of
$80,000 and Allowance for Returns                                1,608,782            1,424,411

Inventory                                                          711,687              566,357

Deferred Income Taxes                                               99,000               99,000

Advance Royalties                                                  364,743               71,840

Prepaid Catalog Expenses and Other Current Assets                  201,522               56,123
                                                                ----------           ----------

     Total Current Assets                                        3,142,986            2,361,583
                                                                ----------           ----------

Equipment - At Cost, Less Accumulated Depreciation

of $150,969 in 2000 and $121,438 in 1999                           290,106              212,316
                                                                 ---------           ----------

Other Assets


Deferred Prepublication Costs, net                                 932,343              853,340

Intangible Assets, net                                              18,681               29,710

Advance Royalties                                                   33,695               35,100

Deferred Income Taxes                                                9,000                9,000

Other                                                               16,869               25,289
                                                                ----------           ----------
     Total Other Assets                                          1,010,588              952,439
                                                                 ---------           ----------
Total Assets                                                    $4,443,680           $3,526,338
                                                                ==========           ==========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                       June 30, 2000          December 31, 1999
                                                                      --------------          -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities


Accounts Payable                                                         $ 1,401,295                $   886,746
Accrued Expenses                                                             261,913                    103,190
Notes Payable under Line of Credit                                                 -                    450,000
Current Maturities of Long Term Debt                                               -                     30,000
Current Maturities of Capital Leases                                           3,212                          -
Corporate Taxes Payable                                                            -                     94,516
                                                                         -----------                -----------
     Total Current Liabilities                                             1,666,420                  1,564,452


Line of Credit                                                             1,144,713
Long Term Debt, less current maturities                                            -                     83,978
Capital Leases, less current maturities                                        8,853                          -

Accrued and Unpaid Dividends on previously outstanding 1990 and
1993 Redeemable Convertible Stock                                                  -                    810,850
                                                                         -----------                -----------

Total Liabilities                                                          2,819,986                  2,459,280
                                                                         -----------                -----------

Stockholders' Equity

Common stock, $0.02 par value; authorized 15,000,000 shares
issued and outstanding 3,188,849 shares in 2000 and 2,935,216
in 1999                                                                       63,777                     58,704


Additional Paid In Capital                                                 2,753,647                  1,994,071
Accumulated Deficit                                                       (1,054,330)                  (850,067)

Less: Note Receivable from issuance of 1998 Stock                           (139,400)                  (135,650)
                                                                         -----------                -----------

Total Stockholders' Equity                                                 1,623,694                  1,067,058
                                                                         -----------                -----------

Total Liabilities and Stockholders' Equity                               $ 4,443,680                $ 3,526,338
                                                                         ===========                ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                Three Months Ended                    Six Months Ended
                                                           June 30, 2000    June 30, 1999      June 30, 2000      June 30, 1999
                                                          ---------------  --------------      -------------      -------------

Sales and Commissions                                      $ 2,232,119        $ 1,483,261        $ 3,811,738        $ 2,580,507
Cost of Sales                                                1,220,514            969,791          2,051,593          1,428,539
                                                           -----------        -----------        -----------        -----------
  GROSS PROFIT                                               1,011,605            513,470          1,760,145          1,151,968

Selling, General and Administrative Expenses
                                                               991,218            542,329          2,037,914          1,228,128
                                                           -----------        -----------        -----------        -----------
  INCOME (LOSS) FROM OPERATIONS                                 20,387            (28,859)          (277,769)           (76,160)

Nonoperating Income (Expense)
 Interest Income                                                 6,218             13,753
 Interest Expense                                              (22,061)            (7,908)           (36,494)           (17,539)
 Gain on Sale of Assets                                            500                500
                                                           -----------        -----------        -----------        -----------
  LOSS BEFORE INCOME TAXES                                      (1,674)           (30,049)          (314,263)           (79,446)

Federal and State Income Tax Benefit                            (1,000)           (12,273)          (110,000)           (32,452)
                                                           -----------        -----------        -----------        -----------
  NET LOSS                                                        (674)           (17,776)          (204,263)           (46,994)


Mandatory Redeemable Convertible Stock Dividends                  --              (23,960)              --              (47,920)
                                                           -----------        -----------        -----------        -----------
  NET LOSS APPLICABLE TO COMMON SHAREHOLDERS               $      (674)       $   (41,736)       $  (204,263)       $   (94,914)
                                                           ===========        ===========        ===========        ===========

Net Loss per Common Share
 Basic and Diluted                                         $     (0.00)       $     (0.05)       $     (0.06)       $     (0.12)
                                                           ===========        ===========        ===========        ===========

Weighted-average Number of Common Shares Outstanding
 Basic and Diluted                                           3,188,849            805,760          3,146,577            805,760
                                                           ===========        ===========        ===========        ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                               Additional
                                 Common          Paid-In        Accumulated        Notes
                                  Stock          Capital          Deficit        Receivable         Total
                              --------------  --------------  ---------------- --------------- ----------------

Balance, December 31, 1999         $ 58,704      $ 1,994,071        (850,067)     $ (135,650)      $ 1,067,058

Conversion of Accrued
Dividends on Redeemable
Convertible Stock into Common
Stock                                 5,073          755,826                                           760,899

Interest on Notes Receivable
from issuance of 1998
Convertible Stock                                      3,750                          (3,750)                -

Net Loss                                                            (204,263)                         (204,263)
                              --------------  --------------  ---------------- --------------- ----------------

Balance, June 30, 2000             $ 63,777      $ 2,753,647    $ (1,054,330)     $ (139,400)      $ 1,623,694
                              ==============  ==============  ================ =============== ================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Six Months Ended
                                                                                   ---------------------------------

                                                                                    June 30, 2000     June 30, 1999
                                                                                   ---------------   ---------------
Cash Flows From Operating Activities

Net Loss                                                                            $  (204,263)       $   (46,994)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating
Activities
            Depreciation                                                                 29,531             17,695
            Amortization of Prepublication Costs and Intangible
            Assets                                                                      211,087            152,429
Changes in Assets and Liabilities
            Accounts Receivable                                                        (184,371)          (398,063)
            Inventory                                                                  (145,330)            (8,853)
            Prepaid Catalog and Other current assets                                   (145,399)            57,499
            Advance Royalties                                                          (291,498)            24,067
            Dferred Income Taxes                                                              -            (32,707)
            Other                                                                         8,420             (5,436)
            Accounts Payable and Accrued Expenses                                       673,272            299,945
            Income Taxes Payable
                                                                                        (94,516)            (4,245)
                                                                                    -----------        -----------
                       Net Cash Provided by (Used in) Operating
                       Activities                                                      (143,067)            55,337
                                                                                    -----------        -----------

Cash Flows From Investing Activities
            Purchases of Equipment                                                     (107,318)            (3,672)
            Expenditures for Prepublication Costs                                      (279,061)          (313,552)
                                                                                    -----------        -----------
                       Net Cash Used in Investing
                       Activities                                                      (386,379)          (317,224)
                                                                                    -----------        -----------

Cash Flows From Financing Activities
            Borrowings under Long Term Credit Agreement                               1,144,713                  -
            Repayment of Short Term Line of Credit                                     (450,000)          (133,500)
            Repayment of Long Term Debt                                                (113,978)
            Borrowings under Capital Leases                                              12,065
            Deferred Financing Costs                                                          -            (30,000)
            Payment of Accrued Dividends on Redeemable Convertible Stock                (49,954)                 -
                                                                                    -----------        -----------
                       Net Cash Provided by (Used in) Financing
                       Activities                                                       542,846           (163,500)
                                                                                    -----------        -----------

                       Net Increase (Decrease) in Cash and Cash Equivalents              13,400           (425,387)

Cash and Cash Equivalents
            Beginning of Period                                                         143,852            565,678
                                                                                    -----------        -----------
            End of Period                                                           $   157,252        $   140,291
                                                                                    ===========        ===========


Supplemental Cash Flow Information
            Cash Payments for:
                       Interest                                                     $    36,494        $    17,062
                       Income Taxes                                                      97,000              4,900
                                                                                    ===========        ===========

Noncash Financing Activities
            Increase in Mandatory Redeemable Preferred Stock, and increase
            in Accumulated Deficit from Accrued Dividends                           $         -             47,920


            Conversion of Accrued Dividends into Common Stock
                                                                                        760,899                  -
                                                                                    ===========        ===========

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended June 30, 2000, are not necessarily indicative of the operating results to be expected for the full fiscal year.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements regarding Peoples Educational Holdings, Inc., (the "Company"), its wholly-owned subsidiary, The Peoples Publishing Group, Inc. ("PPG") and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) the Company's and PPG's ability to retain qualified personnel, (8) PPG's ability to retain its distribution agreements in the Advanced Placement market, (9) the sufficiency of PPG's copyright protection, (10) PPG's ability to expand its product lines into additional states and (11) PPG's ability to continue to rely on the services of American Book Center, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.


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


RESULTS OF OPERATIONS

Second Quarter 2000 vs. Second Quarter 1999

Total revenue for the three months ended June 30, 2000 was $2,232,000 as compared to $1,483,000 for the same period in 1999 representing a 50.5% increase. All product lines, Instruction, Test Preparation and Advanced Placement, had revenue increases as compared to the prior period.

Instruction revenue increased by $37,000 (7.4%) from the same period in the prior year. The increase is the result of increased telemarketing efforts from the prior year.

Test Preparation revenue for the three months ended June 30, 2000 increased by $505,000 (594.1%) over the same period in 1999. The Test Preparation growth can be attributed to increased market penetration and the release of new products into a new state. In second quarter of 1999, the Company published Test Preparation products for only one state. In 2000, the Company publishes products for two states and is planning to expand into other states.

Advanced Placement revenue in the second quarter of 2000 was $1,102,000 as compared to $896,000 for the same period in 1999, an increase of 23%. Included in the 1999 amount was $9,000 of commission revenue. Effective May 1, 1999, PPG signed a new three-year contract with one of its large volume Advanced Placement publishers. Under the terms of the old contract, PPG limited its activity to sales and marketing and received a sales commission from the publisher with no corresponding cost of sales. Under the new agreement, PPG now invoices customers for the full amount of the sale, is responsible for collections, and is billed for the cost of the books as the publisher drop-ships to the customer. This new arrangement has the effect of increasing Advanced Placement revenue and cost of sales while yielding lower gross margins than Instruction and Test Preparation revenue. As a result of this new agreement, PPG believes that it will be able to grow Advanced Placement revenue and to increase the total amount of gross margin associated with those sales.

As a result of the aforementioned publisher contract change from a commission to a sales arrangement, Resale Revenue for the second quarter of 1999 on a proforma basis, after converting Commission Revenue to Resale Revenue, would have been $947,000. The $155,000 (16.4%) increase in revenues for the second quarter of 2000 was due to improved telemarketing and the allocation of increased marketing resources, including additional catalog mailings and direct mail.

Gross Profit for the three months ended June 30, 2000 was $1,012,000 (45.3%) as compared to $513,000 (34.6%) in the same period in 1999. The increase in dollars and as a percent of sales is a result of the overall net increase in revenue as discussed above and the significant increase in Test Preparation sales, which have higher gross margin percentage than the other product lines.

Selling, General and Administrative expense for the three months ended June 30, 2000 was $991,000, an increase of $449,000 from the same period in 1999. Fulfillment expense, the costs associated with warehousing and shipping of inventory increased $117,000 from the prior year. This increase is primarily due to the delivery expense associated with the increased level of sample books distributed in the second quarter of 2000 as compared to the prior year. Selling expense for the second quarter 2000 increased $207,000 from the prior year. The change is primarily the result of increased commission expense related to increased sales and additional new telemarketers. In addition, free sample expense increased from the prior period due to increased marketing efforts and the introduction of Test Preparation products into a new state.

Administrative expense increased $126,000 from the prior year. This is a result of higher rent expense related to the Company's move into a new facility in October 1999 and increases in personnel and related benefits to support the Company's revenue growth.

For the three months ended June 30, 2000, the Company had a loss before income taxes of $2,000 as compared to a loss of $30,000 for the same period in 1999. The decrease in the loss is due to higher sales and gross margins associated by those sales, offset by increased operating expenses.

Six Months 2000 vs. Six Months 1999

Total revenue for the six months ended June 30, 2000 was $3,812,000 as compared to $2,581,000 for the same period in 1999 representing a 47.7% increase. All product lines, Instruction, Test Preparation and Advanced Placement had, revenue increases as compared to the prior period.

Instruction revenue increased by $126,000 (13.5%) from the same period in the prior year. This increase is the result of increased telemarketing from the prior year.

Test Preparation revenue for the six months ended June 30, 2000 increased by $585,000 (115.4%) over the same period in 1999. Test Preparation revenue growth can be attributed to increased market penetration and the release of new products into a new state and an increase in the number of commission salespersons. In second quarter of 1999, the Company published Test Preparation products for only one state. In 2000, the Company publishes products for two states and is planning to expand into other states.

Advanced Placement revenue for the six months ended June 30, 2000 was $1,658,000 as compared to $1,138,000 for the same period in 1999, an increase of 45.7%. Included in the 1999 amount was $32,000 of commission revenue. Effective May 1, 1999, PPG signed a new three-year contract with one of its large volume Advanced Placement publishers. Under the terms of the old contract, PPG limited its activity to sales and marketing and received a sales commission from the publisher with no corresponding cost of sales. Under the new agreement, PPG now invoices customers for the full amount of the sale, is responsible for collections, and is billed for the cost of the books as the publisher drop-ships to the customer. This new arrangement has the effect of increasing Advanced Placement revenue and cost of sales while yielding lower gross margins than Instruction and Test Preparation revenue. As a result of this new agreement, PPG believes that it will be able to grow Advanced Placement revenue and to increase the total amount of gross margin associated with those sales.

As a result of the aforementioned publisher contract change from a commission to a sales arrangement, Resale Revenue for the six months ended June 30, 1999 on a proforma basis, after converting Commission Revenue to Resale Revenue, would have been $1,321,000. The $337,000 (25.5%) increase in revenues as compared to the six months ended June 30, 2000 was due to improved telemarketing and the allocation of increased marketing resources, including additional catalog mailings and direct mail.

Gross Profit for the six months ended June 30, 2000 was $1,760,000 (46.2%) as compared to $1,152,000 (44.6%) during the same period in 1999. The increase in dollars and as a percent of sales is a result of the overall net increase in revenue as discussed above and the significant increase in Test Preparation sales, which have higher gross margin percentage than the other product lines.

Selling, General and Administrative expense for the six months ended June 30, 2000 was $2,038,000, an increase of $810,000 from the same period in 1999. Fulfillment expense, the costs associated with warehousing and shipping of inventory increased $137,000 from the prior year. This increase is primarily due to the delivery expense associated with the increased level of sample books distributed in the second quarter of 2000 as compared to the prior year. Selling expense increased $423,000 from the prior year. The change is primarily the result of increased commission expense related to increased sales and additional telemarketers. In addition, expenditures for advertising, catalog and free samples increased from the prior year. Free sample expense increased from the prior period due to increased marketing efforts and the introduction of Test Preparation products into a new state. Administrative expense increased $269,000 from the prior year. This is a result of increases in personnel and related benefits to support the Company's revenue growth and higher rent expense related to the Company's move into a new facility in October 1999.

For the six months ended June 30, 2000, the Company had a loss before income taxes of $314,000 as compared to $79,000 loss for the same period in 1999. The increase in the loss is due to the increased General, Selling and Administrative expenses, as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash and working capital of $157,000 and $1,477,000, respectively, as compared to cash and working capital of $144,000 and $797,000, respectively, as of December 31, 1999. Cash is comparable between periods. Working capital increased as a result of the Company's conversion of short term debt to long term borrowings under a new two year revolving credit agreement, and increases in Accounts Receivable, Inventory and Advance Royalties, offset by increases in Accounts Payable and Accrued Expenses for the period ended June 30, 2000.

Inventory totaled $712,000 and $566,000 at June 30, 2000, and December 31, 1999, respectively. The increase is due to higher inventory levels needed to meet the expected third quarter sales and additional Test Preparation inventory for the new state that the Company entered.

Accounts Receivable totaled $1,609,000 and $1,424,000 at June 30, 2000 and December 31, 1999, respectively. The increase in Accounts Receivable is due to normal seasonality of the business.

The Company's core business is based substantially on the development of new proprietary educational materials with associated costs capitalized on the Company's balance sheet as Pre-publication costs. These costs are amortized over a three-year period. Pre-publication amortization expense for the six months ended June 30, 2000 increased 38.8%, to $211,000 from $152,000 for the same period in 1999. Cash used in Pre-publication capital expenditures and Advance Royalties totaled $571,000 and $289,000 for the six months ended June 30, 2000 and 1999 respectively. The $282,000 increase is due to the Company's investment in the development of new books. During 2000, the Company has been contracting with authors to develop and produce books on a royalty basis, rather than as outside contractors who receive a fixed amount for their services.

The Company finalized a financing arrangement with a new bank in April 2000. The new arrangement provides for up to $2,500,000 under a two year revolving credit agreement with availability based on certain percentages of inventory and receivables. Of this amount, $1,000,000 is available for acquisitions. The new agreement also provides for up to $500,000 under a one year revolving credit line to support prepublication expenditures. The arrangement also requires the Company to maintain certain financial covenants. At June 30, 2000 the Company has $1,145,000 outstanding under the two year revolving credit agreement and had no borrowings under the one year prepublication expenditure credit line.

The Company believes that its cash and line of credit, together with cash generated from operations, will be sufficient to meet its normal cash needs in 2000.

                                     PART 2

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 2000, the Company held its Regular Meeting of Shareholders. At the meeting, the following persons were elected to the Company's Board of Directors:

                            Votes For   Voted Withheld
                            ---------   --------------
John C. Bergstrom           3,066,897         60
Anton J. Christianson       3,066,897         60
James P. Dolan              3,066,897         60
Roy E. Mayers               3,066,897         60
Diane M. Miller             3,066,897         60
James J. Peoples            3,066,897         60

The appointment of the Company's auditors McGladrey & Pullen LLP was ratified by shareholders, with 3,066,907 votes for and 50 votes withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 27.                   Financial Data Schedule

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated: August 2, 2000      PEOPLES EDUCATIONAL HOLDINGS, INC.


                                     By:    /s/ James J. Peoples
                                        ------------------------
                                     James J. Peoples, Chairman, President and
                                            Chief Executive Officer