Form 10QSB
period 2000-09-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2000-11-13
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                 to               .
                               ---------------    --------------

                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
                       -----------------------------------
                 (Name of small business issuer in its charter)

                Minnesota                                 41-1368898
     -------------------------------                   --------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

                    299 Market Street, Saddle Brook, NJ 07663
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 712-0090
                            Issuer's telephone number

Former name:  Concourse Corporation

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,188,849 shares of Common Stock (par value $0.02 per share) outstanding on November 9, 2000.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        September 30, 2000         December 31, 1999
                                                                      ----------------------      -------------------
ASSETS

Current Assets

Cash and Cash Equivalents                                                        $  742,927               $  143,852
Accounts Receivable, Net of Allowance for Doubtful Accounts of
$65,000 in 2000 and $80,000 in 1999, and Allowance for Returns                    4,035,844                1,424,411

Inventory                                                                           770,642                  566,357

Deferred Income Taxes                                                                99,000                   99,000

Advance Royalties                                                                   364,089                   71,840

Prepaid Catalog Expenses and Other Current Assets                                    66,575                   56,123
                                                                      ----------------------      -------------------

     Total Current Assets                                                         6,079,077                2,361,583
                                                                      ----------------------      -------------------

Equipment - At Cost, Less Accumulated Depreciation
of $170,300 in 2000 and $121,438 in 1999                                            301,226                  212,316
                                                                      ----------------------      -------------------

Other Assets


Deferred Prepublication Costs, net                                                1,094,701                  853,340

Intangible Assets, net                                                               18,525                   29,710

Advance Royalties                                                                   199,514                   35,100

Deferred Income Taxes                                                                 9,000                    9,000

Other                                                                                24,621                   25,289
                                                                      ----------------------      -------------------
     Total Other Assets                                                           1,346,361                  952,439
                                                                      ----------------------      -------------------

                                                                                 $7,726,664                3,526,338
                                                                       =====================      ===================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               September 30, 2000         December 31, 1999
                                                                             ----------------------     ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable under Line of Credit                                           $                   -      $            450,000
Current Maturities of Long Term Debt                                                             -                    30,000
Current Maturities of Capital Leases                                                         3,212                         -
Accounts Payable                                                                         4,711,986                   886,746
Accrued Expenses                                                                           204,909                   103,190
Income Taxes Payable                                                                       401,657                    94,516
                                                                             ---------------------      --------------------
     Total Current Liabilities                                                           5,321,764                 1,564,452
                                                                             ----------------------     --------------------


Long Term Debt, less current maturities                                                          -                    83,978

Capital Leases, less current maturities                                                      7,260                         -

Accrued and Unpaid Dividends on previously outstanding 1990 and
1993 Redeemable Convertible Stock                                                                -                   810,850
                                                                             ---------------------      --------------------

Total Liabilities                                                                        5,329,024                 2,459,280
                                                                             ---------------------      --------------------

Stockholders' Equity

Common stock, $0.02 par value; authorized 15,000,000; shares issued and outstanding 3,188,849 shares in 2000 and 2,935,216
in 1999                                                                                     63,777                    58,704
Additional Paid In Capital                                                               2,755,522                 1,994,071

Accumulated Deficit                                                                       (280,384)                 (850,067)


Less: Note Receivable from issuance of 1998 Stock                                         (141,275)                 (135,650)
                                                                             ---------------------      --------------------
Total Stockholders' Equity                                                               2,397,640                 1,067,058
                                                                             ---------------------      --------------------

Total Liabilities and Stockholders' Equity                                   $           7,726,664      $          3,526,338
                                                                             =====================      ====================


PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended                    Nine Months Ended
                                               September 30, 2000   September 30, 1999  September 30, 2000  September 30, 1999
                                               -------------------  ------------------  ------------------  ------------------

Sales and Commissions                                 $  6,937,155        $  5,329,228        $ 10,748,893        $  7,909,736
Cost of Sales                                            4,555,262           3,753,461           6,606,853           5,137,483
                                               -------------------  ------------------  ------------------  ------------------
  Gross Profit                                           2,381,893           1,575,767           4,142,040           2,772,253

Selling, General and Administrative Expenses             1,065,515             597,008           3,103,428           1,869,655
                                               -------------------  ------------------  ------------------  ------------------
  INCOME FROM OPERATIONS                                 1,316,378             978,759           1,038,612             902,598

Nonoperating Income (Expense)
  Interest Income                                                -                 540                                  14,293
  Interest Expense                                         (26,435)             (3,428)            (62,929)            (20,966)
  Gain on Sale of Assets                                         -                   -                   -                 500
                                               -------------------  ------------------  ------------------  ------------------
  INCOME BEFORE INCOME TAXES                             1,289,943             975,871             975,683             896,425


Federal and State Income Tax Provision                     516,000             397,149             406,000             364,697
                                               -------------------  ------------------  ------------------  ------------------
  NET INCOME                                               773,943             578,722             569,683             531,728

Mandatory Redeemable Convertible Stock
Dividends                                                        -             (23,960)                  -             (71,880)
                                               -------------------  ------------------  ------------------  ------------------
  NET INCOME APPLICABLE TO COMMON
  SHAREHOLDERS                                         $   773,943         $   554,762         $   569,683         $   459,848
                                               ===================  ==================  ==================  ==================


Net Income per Common Share
 Basic:                                                $      0.24         $      0.69         $      0.18         $      0.57
 Diluted:                                              $      0.24         $      0.20         $      0.18         $      0.35
                                               ===================  ==================  ==================  ==================

Weighted-average Number of Common
Shares Outstanding
  Basic:                                                 3,188,849             805,760           3,160,668             805,760
  Diluted:                                               3,272,370           2,935,216           3,188,508           1,515,578
                                               ===================  ==================  ==================  ==================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                              Additional
                               Common          Paid-In           Accumulated        Notes
                               Stock           Capital             Deficit        Receivable       Total
                           -----------------------------------------------------------------------------------

Balance, December 31, 1999       $ 58,704        $ 1,994,071          (850,067)    $ (135,650)    $ 1,067,058

Conversion of Accrued
Dividends on Redeemable
Convertible Stock into
Common Stock                        5,073            755,826                  -              -        760,899

Interest on Notes
Receivable from issuance
of 1998 Convertible Stock               -              5,625                  -        (5,625)              -

Net Income
                                        -                  -            569,683              -        569,683
                           -----------------------------------------------------------------------------------

Balance, September 30, 2000      $ 63,777        $ 2,755,522       $  (280,384)    $ (141,275)    $ 2,397,640
                           ===================================================================================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                    September 30, 2000     September 30, 1999
                                                                                  --------------------   --------------------
Cash Flows From Operating Activities

Net Income                                                                                $   569,683           $   531,728
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
            Depreciation                                                                       49,361                25,780
            Amortization of Prepublication Costs and Intangible Assets                        316,598               277,532
Changes in Assets and Liabilities
            Accounts Receivable                                                            (2,611,433)           (2,648,584)
            Inventory                                                                        (204,285)               13,152
            Prepaid Catalog and Other current assets                                          (10,452)               (5,155)
            Advance Royalties                                                                (456,663)               (2,001)
            Deferred Income Taxes                                                                --                 (32,851)
            Other                                                                                 668               (19,679)
            Accounts Payable and Accrued Expenses                                           3,926,959             3,228,948
            Income Taxes Payable                                                              307,141               388,500
                                                                                          -----------           -----------
                        Net Cash Provided by Operating Activities
                                                                                            1,887,577             1,757,370
                                                                                          -----------           -----------

Cash Flows From Investing Activities
            Purchases of Equipment
                                                                                             (138,268)              (14,533)
            Expenditures for Prepublication Costs
                                                                                             (546,774)             (473,495)
                                                                                          -----------           -----------
                        Net Cash Used in Investing
                        Activities                                                           (685,042)             (488,028)
                                                                                          -----------           -----------

Cash Flows From Financing Activities
            Repayment of Short Term Line of Credit                                           (450,000)             (234,000)
            Repayment of Long Term Debt                                                      (113,978)                 --
            Borrowings under Capital Leases                                                    12,065                  --
            Repayment under Capital Leases                                                     (1,593)                 --
            Deferred Financing Costs                                                             --                 (30,000)
            Payment of Accrued Dividends on Redeemable Convertible Stock                      (49,954)                 --
                                                                                          -----------           -----------
                        Net Cash Used in Financing Activities                                (603,460)             (264,000)
                                                                                          -----------           -----------

                        Net Increase in Cash and Cash Equivalents                             599,075             1,005,342


Cash and Cash Equivalents
            Beginning of Period
                                                                                              143,852               565,678
                                                                                          -----------           -----------
            End of Period                                                                 $   742,927           $ 1,571,020
                                                                                          ===========           ===========

Supplemental Cash Flow Information
            Cash Payments for:
                        Interest                                                          $    62,929           $    20,966
                        Income Taxes                                                           97,000                 6,075
                                                                                          ===========           ===========

Noncash Financing Activities
            Increase in Mandatory Redeemable Preferred Stock, and increase
            in Accumulated Deficit from Accrued Dividends                                 $         -           $    71,880

            Conversion of Accrued Dividends into Common Stock                                 760,896                  --
                                                                                          ===========           ===========

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended September 30, 2000, are not necessarily indicative of the operating results to be expected for the full fiscal year.


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

For PPG, approximately 51-55% of sales via purchase orders have historically been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the Test Preparation product line, with purchases occurring near the time the test is given as well as during the summer months for summer programs that add extra test preparation for students who are behind in their performance, and for the upcoming school year.

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year. However new product development and launch, as well as expenses, must be planned around the school year. A product launched in the fall of 2000, for example, would not be expected to generate significant sales until summer of 2001. This seasonal delay in purchase must be accounted for when considering growth and forecasts in the supplementary educational materials market. As noted above, PPG receives and fulfills customer orders throughout the year, but its largest revenue is produced in the July to September third-quarter. In general, the Company's historical quarterly percentages of revenues to the full year revenues fall within a predictable range, with net sales ranging from 10-14% in the 1st quarter, 15-19% in the 2nd quarter, 51-55% in the 3rd quarter and 16-20% in the 4th quarter.


RESULTS OF OPERATIONS

Third Quarter 2000 vs. Third Quarter 1999

Total revenue for the three months ended September 30, 2000 was $6,937,000 as compared to $5,329,000 for the same period in 1999, representing a 30.2% increase. All product lines, Instruction, Test Preparation and Advanced Placement, had revenue increases as compared to the prior period.

Income Before Income Taxes for the three months ended September 30, 2000 was $1,290,000 representing a $314,000 (32.2%) increase from the prior year. The increase is primarily due to the overall increased revenues and the product mix of the sales.

Instruction revenue increased by $24,000 (4.2%) from the same period in the prior year. The increase is the result of increased telemarketing efforts.

Test Preparation revenue for the three months ended September 30, 2000 increased by $689,000 (134.6%) over the same period in 1999. The Test Preparation growth can be attributed to increased market penetration and the release of new products into a new state. In third quarter of 1999, the Company published Test Preparation products for only one state. In 2000, the Company had revenue for products published in two states and just introduced product for a third state with additional books and states forthcoming.

Advanced Placement revenue in the third quarter of 2000 was $5,138,000 as compared to $4,243,000 for the same period in 1999, an increase of 21.1%. The $895,000 increase in the third quarter of 2000 was due to improved telemarketing and the allocation of increased marketing resources, including additional catalog mailings and direct mail.

Gross Profit for the three months ended September 30, 2000 was $2,382,000 (34.3%) as compared to $1,576,000 (29.6%) in the same period in 1999. The increase in dollars and as a percent of sales is a result of the overall net increase in revenue as discussed above and the significant increase in Test Preparation sales, which have higher gross margin percentage than the other product lines.

Selling, General and Administrative expense for the three months ended September 30, 2000 was $1,066,000, an increase of $469,000 from the same period in 1999. Fulfillment expense, the costs associated with warehousing and shipping of inventory increased $31,000 from the prior year. This increase is primarily due to the delivery expense associated with the increased level of sample books distributed in the third quarter of 2000 as compared to the prior year. Selling expense in the third quarter of 2000 increased $266,000 from the prior year. The change is primarily the result of increased commission expense related to increased sales and additional telemarketers. In addition, sample expense increased from the prior period due to increased marketing efforts and the introduction of Test Preparation products into a new state. Administrative expense increased $174,000 from the prior year. This is a result of higher rent expense related to the Company's move into a new facility in October 1999 and increases in personnel and related benefits to support the Company's revenue growth.

Nine Months 2000 vs. Nine Months 1999

Total revenue for the nine months ended September 30, 2000 was $10,749,000 as compared to $7,910,000 for the same period in 1999, representing a 35.9% increase. All product lines, Instruction, Test Preparation and Advanced Placement had revenue increases as compared to the prior period.

For the nine months ended September 30, 2000, the Company had Income Before Taxes of $976,000, representing a $79,000 (8.8%) increase from the same period in the prior year.

Instruction revenue increased by $150,000 (9.9%) from the same period in the prior year. This increase is the result of increased telemarketing.

Test Preparation revenue for the nine months ended September 30, 2000 increased by $1,274,000 (125.1%) over the same period in 1999. Test Preparation revenue growth can be attributed to increased market penetration and the release of new products into a new state and an increase in the number of commission salespersons. As of the third quarter of 1999, the Company published Test Preparation products for only one state. In 2000, the Company had revenue for products published in two states and just introduced product for a third state with additional books and states forthcoming.

Advanced Placement revenue for the nine months ended September 30, 2000 was $6,797,000 as compared to $5,381,000 for the same period in 1999, an increase of 26.3%. Included in the 1999 amount was $33,000 of commission revenue. Effective May 1, 1999, PPG signed a new three-year contract with one of its large volume Advanced Placement publishers. Under the terms of the old contract, PPG limited its activity to sales and marketing and received a sales commission from the publisher with no corresponding cost of sales. Under the new agreement, PPG now invoices customers for the full amount of the sale, is responsible for collections, and is billed for the cost of the books as the publisher drop-ships to the customer. This new arrangement has the effect of increasing Advanced Placement revenue and cost of sales while yielding lower gross margins than Instruction and Test Preparation revenue. As a result of this new agreement, PPG has been able to grow Advanced Placement revenue and increase the total amount of gross margin associated with those sales.

As a result of the aforementioned publisher contract change from a commission to a sales arrangement, Resale Revenue for the nine months ended September 30, 1999 on a proforma basis, after converting Commission Revenue to Resale Revenue, would have been $5,571,000. The $1,226,000 (22.0%) increase in revenues as compared to the nine months ended September 30, 1999 was due to improved telemarketing and the allocation of increased marketing resources, including additional catalog mailings and direct mail.

Gross Profit for the nine months ended September 30, 2000 was $4,142,000 (38.5%) as compared to $2,772,000 (35.0%) during the same period in 1999. The increase in dollars and as a percent of sales is a result of the overall net increase in revenue as discussed above and the significant increase in Test Preparation sales, which have higher gross margin percentage than the other product lines.

Selling, General and Administrative expense for the nine months ended September 30, 2000 was $3,103,000, an increase of $1,234,000 from the same period in 1999. Fulfillment expense, the costs associated with warehousing and shipping of inventory increased $168,000 from the prior year. This increase is primarily due to the delivery expense associated with the increased level of sample books distributed in 2000 as compared to the prior year. Selling expense increased $689,000 from the prior year. The change is primarily the result of increased commission expense related to increased sales and additional telemarketers. In addition, expenditures for advertising, catalog and samples increased from the prior year. Sample expense increased from the prior period due to increased marketing efforts and the introduction of Test Preparation products into a new state. Administrative expense increased $424,000 from the prior year. This is a result of increases in personnel and related benefits to support the Company's revenue growth and higher rent expense related to the Company's move into a new facility in October 1999.



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and working capital of $743,000 and $757,000, respectively, as compared to cash and working capital of $144,000 and $797,000, respectively, as of December 31, 1999. Cash increased significantly as compared to December 31, 1999 due to the increase in Accounts Payable exceeding the increase in Accounts Receivable as is consistent with the seasonality of the Company's operations.

Working capital increased as a result of the Company's income for the period and increases in Accounts Receivable, Inventory and Advanced Royalties offset by increases in Accounts Payable and Income Taxes Payable.

Inventory totaled $771,000 and $566,000 at September 30, 2000, and December 31, 1999, respectively. The increase is due to higher inventory levels needed to meet the expected fourth quarter sales and additional Test Preparation inventory for the new state that the Company entered, and additional titles within existing states

Accounts Receivable totaled $4,036,000 and $1,424,000 at September 30, 2000 and December 31, 1999, respectively. The increase in Accounts Receivable is due to normal seasonality of the business.

The Company's core business is based substantially on the development of new proprietary educational materials with associated costs capitalized on the Company's balance sheet as Pre-publication costs. These costs are amortized over a three-year period. Pre-publication amortization expense for the nine months ended September 30, 2000 increased 24.5%, to $305,000 from $245,000 for the same period in 1999. Cash used in Pre-publication capital expenditures and Advance Royalties totaled $1,003,000 and $475,000 for the nine months ended September 30, 2000 and 1999 respectively. The $528,000 increase is due to the Company's investment in the development of new books. During 2000, the Company has been contracting with authors to develop and produce books on a royalty basis, rather than as outside contractors who receive a fixed amount for their services.

The Company finalized a financing arrangement with a new bank in April 2000. The new arrangement provides for up to $2,500,000 under a two year revolving credit agreement with availability based on certain percentages of inventory and receivables. Of this amount, $1,000,000 is available for acquisitions. The new agreement also provides for up to $500,000 under a one year revolving credit line to support prepublication expenditures. The arrangement also requires the Company to maintain certain financial covenants. At September 30, 2000 the Company had no outstanding balance under the two year revolving credit agreement or the one year prepublication expenditure credit line.

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

    Dated: November 9, 2000   PEOPLES EDUCATIONAL HOLDINGS, INC.


                              By:     /s/ James J. Peoples
                                 --------------------------------------------
                              James J. Peoples, Chairman, President and Chief
                                    Executive Officer