Form 10KSB
period 2000-12-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2001-04-02
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     TRANSITION PERIOD FROM _____ TO ______

                          COMMISSION FILE NO. 2-86551C

                       PEOPLES EDUCATIONAL HOLDINGS, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                         MINNESOTA                                          41-1368898
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION) (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

    YES  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. NOT APPLICABLE

State Issuer's revenues for its most recent fiscal year: $13,805,658

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $536,375 (See Item 5).

The number of shares outstanding of the Issuer's common stock on March 30, 2001 was 3,191,707.

Documents incorporated by reference: NONE.

                                TABLE OF CONTENTS

                                                                                                PAGE NO.
                                                                                                --------
PART I
         Item 1.      DESCRIPTION OF BUSINESS                                                      1
         Item 2.      DESCRIPTION OF PROPERTY                                                      6
         Item 3.      LEGAL PROCEEDINGS                                                            6
         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          6

PART II
         Item 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS                                                  7
         Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION                                                            7
         Item 7.      FINANCIAL STATEMENTS                                                        12
         Item 8.      CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE                                                        12

PART III
         Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT                                           13
         Item 10.     EXECUTIVE COMPENSATION                                                      16
         Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT                                                       16
         Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                              18
         Item 13.     EXHIBITS AND REPORTS ON FORM 8-K                                            19

SIGNATURES                                                                                        20

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND COMPANY HISTORY

The Peoples Publishing Group, Inc. ("PPG") publishes, distributes and markets supplementary educational texts and related materials for the K-12 market. Supplementary educational materials are predominantly soft cover books that can be sold efficiently through catalogs, direct mail, telemarketing and independent commission sales representatives to the schools. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop and acquire products for individual niches.

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

PPG develops and sells its own proprietary products and also distributes other publishers' products. PPG's current product line consists of supplementary educational materials in three market niches:

         - Test Preparation. PPG publishes materials for use by schools to help prepare students for required state proficiency tests, grades 3-9.

         - Instruction. Proprietary and distributed texts and related materials which focus on remedial and multicultural instruction for the student-at-risk and urban markets, grades K-12.

         - Advanced Placement. PPG is the exclusive distributor of college texts published by two major college publishers. These texts are used in senior high schools as part of advanced placement and honors classes.

The Company and PPG are located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is (201) 712-0090, x275; website www.peoplespublishing.com. The contents of the Company's website are not part of, or incorporated into, this report.

INDUSTRY BACKGROUND

THE SCHOOL MARKET

Enrollments

Total, public and private, elementary and secondary school enrollments increased considerably during the late 1980s and 1990s, reaching an all-time high of 52.7 million in 1998. This increase followed declining total enrollments in elementary and secondary schools during the 1970s and early 1980s. Total elementary and secondary enrollment is projected to increase by 3%, to 54.3 million, between 1998 and 2008. Secondary school enrollments, grades 9-12, are projected to increase by 11% for both public and private schools between 1998 and 2008, while enrollments in pre-kindergarten through grade 8 are projected to decrease slightly. About 72% of students are in grades K-8 and 28% are in grades 9-12. (Source: U.S. Department of Education, National Center for Education Statistics 2000)

For the 2000-2001 school year, there are approximately a total of 88,415 public and 21,775 non-public K-12 schools. Total public school enrollment is projected to rise from the 46.8 million in 1998 to 48.3 million in 2008, an increase of 3%. During this same period, total private school enrollment is expected to increase by 3%, rising from 5.9 million to 6.1 million. The total number of K-12 classroom teachers (in public and private schools) is projected to increase at an annual growth rate of 0.2%, to reach a level of 3.2 million by 2007. (Source:
Market Data Retrieval 2000, NCES 2000)

Overall Educational Funding

Funding for educational materials is increasing, with state and local funds continuing to comprise the majority of dollars spent on educational materials. Throughout the 1990s, on average, the proportion of funding sources was as follows: 7% from federal sources, 47% from state sources, and 46% from local sources. Precise funding data vary by year and state. States continually enact new legislation, the federal government contributes specialized funding, such as Chapter 1, and local funds vary greatly. Between 1990 and 1998, per pupil spending increased by 7%, after adjustment for inflation. If growth continues at this rate, per pupil spending will reach $7,402 by 2002.
(Source: www.ces.ed.gov)

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

Instructional and Textbook Funding

In 1999, approximately $5.0 billion was spent on instructional materials; this figure includes purchases of textbooks as well as other materials, such as chalkboards and supplies. Within these expenditures, about 34%, or approximately $1.7 billion was spent in the supplementary materials market, the market niche in which PPG competes. In 1999, the supplementary materials market grew 8.6% over 1998. Approximately $285.0 million was spent in 2000 for Advanced Placement materials. The Association of American Publishers, using sales data from 13 member companies, reported a 13.4% growth in all instructional materials in 2000 over 1999. (Source: Simba, Association of American Publishers)

Specialized and Supplementary Educational Funding


Although no funding figures are available from an outside source for the test preparation market niche, 48 states now have state assessment requirements that are linked to student graduation or promotion and 27 hold schools accountable for results, either by rating the performance of all schools or identifying low-performing ones. In most states, standardized tests are given two to three times in a student's school life. (Source: Education Week)


A priority on the national education agenda is a demand for higher student performance standards and accountability. As states and cities increase spending on education, governmental authorities, the public, and educational units are demanding that schools demonstrate student progress as measured by state performance tests. The public quid pro quo for increased spending on education is a demand for accountability. Within this environment, states have established new performance standards and methods of measuring student performance, along with systems for rewarding school success and punishing failure. Funding is often adjusted accordingly.

For many years, states used multiple-choice tests and reported results in terms of norms that compared individual student test performance with national averages. As states developed new standards for student performance, it became clear that multiple-choice questions could not measure the problem solving, critical thinking, and other performance criteria that make up the new standards. Multiple-choice tests worked when the measurement outcome was focused on memorization and factual knowledge, but off-the-shelf normed tests could not assess the new standards. For example, state curricula often require students to demonstrate writing, speaking, and thinking skills that are impossible to assess with multiple- choice questions. Changes brought about by new performance standards and new assessment tools are providing market opportunities for a new generation of test preparation materials which PPG is actively pursuing.

Advanced Placement materials are used in high school courses for college credit using college textbooks. PPG has agreements with two college publishers giving PPG exclusive rights to distribute these publishers' college texts to the schools. According to the College Board, 768,586 students were enrolled in Advanced Placement courses in 2000, with 1,272,317 Advanced Placement exams taken that year. Between 1999-2000, the number of AP students increased by 9%. The College Board has estimated a 10% annual compound growth rate for the next five years. (Source: College Board.)

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

PRODUCTS

Supplementary educational materials are predominantly soft cover textbooks that can be sold efficiently through catalogs, direct mail, telemarketing and independent commission sales representatives to the schools. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop and acquire products for individual niches. PPG develops and sells its own proprietary products and also distributes other publishers' products. PPG's current product line consists of supplementary educational materials in three market niches:

         - Test Preparation. PPG publishes materials for use by schools to help prepare students for required state proficiency tests, grades 3 - 9. Given the increasing legislative mandates and funding for testing of all public school students several times throughout their K-12 education, PPG took the initiative during 1997 of entering the test preparation market by developing a successful group of test preparation materials. The test preparation materials represented approximately 25% of the Company's 2000 product line revenues.

         - Instruction. Proprietary and distributed texts and related materials which focus on remedial and multicultural instruction for the student-at-risk and urban markets, grades K-12. PPG's current Instruction products include a particular emphasis on social studies and life skills. Instruction materials represented approximately 15% of the Company's 2000 product line revenues.

         - Advanced Placement. PPG is the exclusive distributor of college texts published by two college publishers. These texts are used in senior high schools as part of Advanced Placement and honors classes. PPG's Advanced Placement revenues consist of sales billed by PPG. Advanced Placement revenues represented approximately 60% of the Company's 2000 product line revenues. The Advanced Placement program, sponsored by the College Board, is an intense program of college level curricula and examinations that provide high school students with an opportunity to earn advanced placement, college credits, or both at nearly 3,000 Universities and Colleges across the country.

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

A book concept can originate from a number of sources such as (i) analysis of PPG's sales statistics for an existing book to help assess how a similar book in a similar subject area will perform, (ii) analysis of demographics and other social and economic factors from current philosophical trends in education,
(iii) review of competitors' books to determine if and how PPG can publish a superior book on a similar topic, and (iv) maintaining close personal contact with current successful authors and writers, teachers, administrators, counselors, and distributors as they come forward with ideas. Once conceived, a book proposal is circulated to the management group for input. Depending on their input and additional market research, the proposal will go forward or be terminated. A proforma financial statement is prepared to aid in determining if the new title is desirable for publication. If there is a favorable decision, PPG will contract with an appropriate author or writer. PPG believes it has excellent relationships with its authors, including many well-known names in the field.

All printing is contracted to outside vendors by competitive bidding. All printers utilized by PPG are located in the United States. Approximately 50.2% of the Company's printing in 2000 was done by one printer, although the Company believes alternative printers would be available if the services of this printer become unavailable.

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

CUSTOMER BASE

PPG's Instruction and Test Preparation materials are marketed to public and private schools, school districts as well as distributors across the United States. PPG is not dependent upon just one customer or only a few customers. For these product lines, the top 20 accounts are as follows: C.S.D. # 17, Brooklyn, NY; Jersey City Public Schools, Jersey City, NJ; San Bernardino City U.S.D., San Bernardino, CA; Camden B.O.E., Camden, NJ; School District of Pittsburgh, Pittsburgh, PA; District # 19, Brooklyn, NY; Paterson Public Schools, Paterson, NJ; C.S.D. #8, Bronx, NY; Rochester City S.D., Rochester, NY; District 9, Bronx, NY; Central Business Office, Brooklyn, NY; Chicago Public Schools, Chicago, IL; District 10, Bronx, NY; Cumberland County Schools, Fayetteville, NC; Newark B.O.E., Newark, NJ; District 20, Brooklyn, NY; Wieser Educational, Rancho Santa Margarita, CA; (a distributor) District # 14, Brooklyn, NY; Saddleback Educational, Irvine, CA;(a distributor) C.S.D. #28, Forest Hills, NY.

The market for PPG's Advanced Placement products is primarily U.S. high schools, public and private, as well as high school book distributors. For this market niche, the top 20 customers are as follows: Adams Book Company, Brooklyn, NY; (a distributor) Charlotte-Mecklenburg Schools, Charlotte, NC; Cabell County B.O.E., Huntington, WV; J.F. Flannery Co., Victorville, CA; (a distributor) High School O.T.P.S., Brooklyn, NY; La Salle Company, South Bend, IN; (a distributor) Glencoe, Woodland Hills, CA; (a distributor) Freehold Regional High School District, Englishtown, NJ; Chaffey Joint Unified School District, Ontario, CA; Kanawha County Schools, Charleston, WV; Irvine Unified School District, Irvine, CA; Chicago Public Schools, Chicago, IL; Gwinnett County Public Schools, Lawrenceville, GA; Los Angeles Unified School District, Los Angeles CA; Troy School District, Troy, MI; Central Business Office, Brooklyn, NY; St. Paul Public Schools, St. Paul, MN; Mercer County B.O.E., Princeton, WV; Montgomery County Public Schools, Rockville, MD; Bishop Carroll Catholic High School, Wichita, KS.


SALES, MARKETING, AND DISTRIBUTION

OVERVIEW

PPG conducts its sales activities through an integrated catalog and telemarketing system augmented by direct mail, conventions, workshops, and commission sales representatives. The Company believes this system is well suited to the supplementary educational material market where purchasing decisions are typically made at the local or school level. As the Company grows, however, more extensive use of commission sales representatives is expected.

The telemarketing manager function is a full-time position while telemarketers work both full and part-time. Over the past nine years, PPG has created niche catalogs, built an in-house customer list, and systematically mailed catalogs each school year (September-June), reaching approximately 500,000 catalogs mailed in the 2000-2001 school year.

PPG continues to add resources to grow its marketing and sales efforts. Test Preparation and Advanced Placement distribution will benefit from additional resources. In 2000, PPG added marketing staff in addition to several telemarketers. For 2001, PPG intends to add an editorial manager, telemarketers, and per-diem and commission sales representatives. PPG also intends to increase spending for sample books, exhibits, advertising, direct mail, and marketing support.

INTEGRATED CATALOG/TELEMARKETING SYSTEM

In the 2000-2001 school year, approximately 500,000 copies of five catalogs reached PPG's various market niches and included both proprietary products and distributed products. Catalogs are mailed to house lists and other appropriate contact individuals at K-12 school sites throughout the United States. Catalogs are generally produced and mailed for each product line two to three times per year. Telemarketers target follow-up calls to close sales to the top third of PPG's customers and prospects. Telemarketing activities are supported by a computerized contact management database software.

WEBSITE

The PPG website (located at www.peoplespublishing.com) contains an online catalog of PPG's remedial, multicultural, test preparation titles, and Advance Placement links to the two college publishers whose materials PPG distributes. The website is equipped with e-commerce software (shopping cart software), so that customers can order directly from the site or create a listing for filling out purchase orders (to give to the school administrator for the traditional school purchasing system, which is still used much more frequently by schools and districts than online ordering). The website also contains information on PPG, a conference and exhibit calendar, information on manuscript submission, a form for requesting review copies of titles, sample lessons, and other useful sections for teachers.

COMMISSION SALES REPRESENTATIVES

PPG utilizes the services of commission sales representatives who sell PPG's products under a percentage fee arrangement. These independent agents carry noncompeting products from other school publishers.

WAREHOUSE AND DISTRIBUTION

PPG has outsourced certain data processing, warehousing and distribution/shipping services to American Book Center (ABC), located in Brooklyn, NY. PPG transmits orders by modem to ABC which keeps track of PPG's sales, inventory and accounts receivable and also warehouses and ships to customers of PPG's Instruction and Test Preparation products. Orders for Advanced Placement materials are entered into the ABC system and transmitted to the college publisher whose materials PPG distributes. Advanced Placement customers are billed by PPG and drop shipped by the college publishers. Starting in early 2001, PPG fully implemented its own internal data processing system. ABC continues to provide the warehousing and distribution/shipping services. The services that ABC provides are material to PPG.

COMPETITION

The 1999 supplementary educational publishing market size was estimated at $1.7 billion. The top twelve supplementary publishers accounted for approximately $1.4 billion in 1999 sales. These sales cover a wide variety of supplementary materials, including some technology, manipulatives, magazines, and library/trade books (non-textbooks) used in schools. Among these top twelve supplementary publishers are McGraw-Hill/Tribune, WRC Media, Scholastic, Pearson Education, and Torstar. (Source: Simba, Association of American Publishers)

There are also numerous other companies and divisions of large companies that are competitors with PPG. These publishers include American Guidance Systems (remedial materials), Educational Design (test preparation), Curriculum Associates (test preparation), and Globe Books (remedial and multicultural). In addition, there are various catalogers that resell supplementary materials. Many of the Company's competitors are well established, significantly larger, and have substantially greater financial and marketing resources than the Company.

PROTECTION OF PROPRIETARY RIGHTS

All of PPG's books have been copyrighted in the United States with United States rights, most in the name of PPG. On the few titles that are copyrighted by the author, PPG has secured unlimited exclusive rights to sell and update the titles. Therefore, PPG owns the exclusive rights to exploit the copyright in the marketplace. On books created in-house by PPG,

PPG has registered United States rights for all markets, including first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights, and rights to any means yet to be developed for transmitting information in any form. There are a limited number of books for which foreign rights and electronic rights will revert to the author if PPG does not exploit them in a given period of time, usually within two years after publication. Foreign rights are not usually lucrative for supplementary materials, but opportunities are considered on a one-by-one basis. PPG believes it has adequately protected its copyrights, but the loss of copyrights or failure of copyright protection could have a material adverse effect on the Company.

EMPLOYEES

As of December 31, 2000, the Company had approximately 48 employees, 39 of whom were full-time and 9 were part-time. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company and PPG own no real property. The Company and PPG conduct their operations in one facility. PPG leases approximately 10,300 square feet of office space in Saddle Brook, New Jersey, at a current rental of $170,200 per year including utilities and taxes. This lease expires October 31, 2004.


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

There were approximately 242 shareholders of record as of March 23, 2001, including the Depository Trust Company which held 45,616 shares. The Company has not paid any dividends on its common shares in the past two years and anticipates retaining future earnings, if any, to finance operations of the Company.

During 1999, certain officers and directors converted their preferred convertible stock and preferred redeemable convertible stock into 2,781,956 common shares. During the first quarter of 2000, certain officers and directors converted $810,850 of accrued dividends on the preferred redeemable convertible stock into 253,633 shares of common stock at a conversion price of $3.00 per share and were paid cash of $49,951. In March 2001, there was an isolated sale of 2,857 shares to an executive officer at $3.50 per share.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements regarding the Company, PPG and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing,
(6) local and state levels of educational spending, (7) the Company's and PPG's ability to retain qualified personnel, (8) PPG's ability to retain its distribution agreements in the Advanced Placement market, (9) the sufficiency of PPG's copyright protection, and (10) PPG's ability to continue to rely on the services of American Book Center, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieve may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

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

REVENUES AND NET INCOME

OVERVIEW

2000 was a record revenue year for PPG, with product line revenues of $12,911,000, an increase of 34.5% from 1999. The increase in 2000 revenues was led by a 109.9% growth in Test Preparation revenue, a 25.0% growth in Advanced Placement revenue, and a 3.4% growth in Instruction revenue. Test Preparation revenue growth can be attributed to increased market penetration and the release of new products into new states and an increase in the number of commission salespersons. In 1999, the Company published Test Preparation products for only two states. In 2000, the Company had revenue from products published in five states and with additional books and states expected to be forthcoming. Advanced Placement revenue growth was related to the renewal and major revision of a contract with one of the college publishers, whose books the Company distributes. The new contract provides better gross margin and incentive for PPG to increase in marketing and sales effort. The growth in Instruction revenue was a result of increased marketing and advertising.

Net Income for 2000 was $619,000, compared to $300,000 in 1999. The increase in Net Income in 2000 is attributable to the increases in revenues and gross margin for the year, offset by increased marketing and administrative costs associated with building an internal infrastructure to support the current and future growth.

                                                    2000               1999             Variance     % Variance
                                         -----------------------------------------------------------------------
Product Line Revenues
- -----------------------------------------
Test Preparation                                $ 3,249,000        $ 1,548,000        $ 1,701,000        109.9%
Advanced Placement                                7,759,000          6,209,000          1,550,000         25.0%
Instruction                                       1,903,000          1,841,000             62,000          3.4%
                                         -----------------------------------------------------------------------
       Total Product Line Revenue                12,911,000          9,598,000          3,313,000         34.5%
Shipping and Handling Revenue                       894,000            702,000            192,000         27.4%
                                         -----------------------------------------------------------------------
             Total Revenues                    $ 13,805,000       $ 10,300,000        $ 3,505,000         34.0%
                                         =======================================================================

Net Income                                        $ 619,000          $ 300,000          $ 319,000        106.3%
                                         =======================================================================


TEST PREPARATION PRODUCT REVENUE

Test Preparation product line revenue was $3,249,000 in 2000 compared to $1,548,000 in 1999 representing a 109.9% increase. The Test Preparation growth can be attributed to increased market penetration. In 1999, revenues were generated primarily from one state with some revenue from the second state that was entered into during the fourth quarter of 1999. In 2000, the Company generated a majority of its revenues from the two existing states and entered the market in three additional states during the fourth quarter of the year with additional books and states expected to be forthcoming. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

ADVANCED PLACEMENT REVENUE

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

Both agreements require PPG to reach annual sales performance targets and include noncompete language which restricts PPG from selling works that compete directly with the college publishers' products. The exclusive nature of both agreements provides the basis upon which PPG commits considerable sales and marketing resources to grow Advanced Placement sales. The loss of either agreement would have a material adverse effect on PPG's revenue and net income. One of the agreements has been in place for eleven years and has an expiration date of April 2002. The other agreement has been in place for four years and has an expiration date of November 2004.

Effective May 1, 1999, PPG signed a new three-year contract with one of its large volume Advanced Placement publishers. Under the terms of the old contract, PPG limited its activity to sales and marketing and received a sales commission from the publisher with no corresponding cost of sales. Under the new agreement, PPG invoices customers for the full amount of the sale, is responsible for collections, and is billed for the cost of the books as the publisher drop-ships to the customer. This new arrangement has the effect of increasing Advanced Placement revenue and cost of sales while yielding lower gross margins than Instruction and Test Preparation revenue. As a result of this new agreement, PPG has been incented to grow Advanced Placement revenue and to increase the total amount of gross margin associated with those sales. In 1999, $49,000 of the Advanced Placement revenue was commissions.

For comparison purposes only, as a result of the aforementioned publisher contract change from commission to sales arrangement, the following table converts 1999 commission revenue to resale revenue on a proforma basis.

                                          2000            1999          Variance      % Variance
                                    ---------------------------------------------------------------
Proforma Resale Revenue               $ 7,759,000     $ 6,488,000      $ 1,271,000         19.6%

Advanced Placement revenues increased 25.0% over 1999. However, by converting 1999 commission revenue to sales on a proforma basis, the increase would have been 19.6% over 1999. The increase is due to improved telemarketing and the allocation of increased marketing resources, including direct mail.

INSTRUCTION PRODUCT REVENUE

Instruction revenue increased 3.4% in 2000 over the prior year. The modest growth from 1999 is directly related to the Company's strategic focus on the Test Prep area during 2000.

Instruction products include two sales sources referred to as Student-At-Risk and Multicultural. Both Student-at-Risk and Multicultural sales include a mix of proprietary and nonproprietary or distributed titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses distributed products to round out or fill in a full catalog of product offerings for PPG's customers.

GROSS MARGIN AND COST OF SALES

OVERVIEW

Gross Margin increased from $3,556,000 in 1999 to $5,060,000 in 2000. In addition, the gross margin percentage increased from 34.5% in 1999 to 36.7% in 2000. The increase in dollars is a result of increased overall revenue growth. The increase as a percentage of revenue is primarily due to the significant increase in Test Preparation revenue, not only in dollars but as a percent of total revenues. Test Preparation revenues, which are strictly proprietary, have a significantly higher gross margin than the other product lines.

Cost of Sales includes paper, printing and binding, author royalties, prepublication, and shipping costs. For those products that PPG distributes as a reseller, Cost of Sales consists of the cost of purchasing and shipping those products. Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, writing, page design and makeup, art permissions and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for market research and other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book.

Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. In book publishing, prepublication costs represent the major product development expense and, as such, can serve as an important financial indicator of new product commitment. In 2000, PPG's prepublication costs incurred were $779,000 compared to 1999 expenditures of $606,000. PPG has budgeted $1,500,000 for 2001 prepublication costs.

ADVANCED PLACEMENT

The gross margin on Advanced Placement resale sales ranges from 22% to 25% of revenues. The gross margin is lower than that generated by Instruction and Test Preparation products, but the gross profit dollar volume creates a very positive impact on operating income and cash flow. Advanced Placement commissions revenues of $49,000 in 1999 carried no associated Cost of Sales.

INSTRUCTION AND TEST PREPARATION

The gross margin generated by Instruction and Test Preparation revenue increased $1,122,000 to $3,267,000 in 2000 from $2,145,000 in 1999. The gross margins for
Instruction and Test Preparation are approximately 63% of the respective product line revenues. Gross margins can fluctuate based on product mix with proprietary products gross margins ranging from 55% to 65% of sales, while nonproprietary distributed sales have lower gross margins ranging from 40% to 60% of sales.

Cost of Sales variances can be caused by fluctuations in paper, printing and binding costs as well as author royalties and prepublication costs. Author royalty rates vary depending on the track record of the author and the amount of an author's contribution to the work, and range from 0.75% to 15% of net sales. Prepublication costs also vary widely by product and product line and are impacted by product specifications, schedule and production values. For example, Test Preparation titles are 164-to-350-page paperbacks with prepublication expenditures ranging from $20,000 to $26,000 per book while the prepublication expenditures related to PPG's 708-page hardcover U.S. history text were considerably higher at $96,000. In the future, PPG plans to increase its prepublication expenditures investment in Test Preparation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                  2000            1999           Variance    % Variance
                                           --------------------------------------------------------------
Selling, General and Adminstrative             $ 4,100,000     $ 3,031,000     $ 1,069,000     35.3%

Selling, General and Administrative Expenses increased $1,069,000 from 1999 to 2000. As a percent of total revenues these expenses increased from 29.4 % to 29.7%. The entire percentage increase is primarily related to increased Marketing and Selling expenses incurred in connection with the Company's 109.9% increase in Test Preparation revenue and 34.5% increase in total product line revenues from the prior year. The Marketing and Selling expenditures portion of the total increased $622,000 from 1999 to 2000. The increase is due to increases in commission and book sample expenses relating to the Company's increased penetration into the Test Preparation market. Administrative expenses decreased as a percent of revenue, but increased $436,000 from the prior year. The increase is related to additional personnel and general office expenses, and systems upgrades to support the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had cash and working capital of $297,000 and $1,306,000, respectively, as compared to cash and working capital of $144,000 and $797,000, respectively, as of December 31, 1999. The increase in cash is due to a timing issue of payments to vendors. Working Capital increased as a result of the Company's conversion of short term debt to long term borrowings under a new two year revolving credit agreement, and increases in Accounts Receivable, Inventory and Advance Royalties, offset by increases in Accounts Payable and Accrued Expenses.

Accounts Receivable totaled $1,355,000 and $1,424,000 at December 31, 2000, and December 31, 1999. The balances are comparable between periods.

Inventory totaled $938,000 and $566,000 at December 31, 2000, and December 31, 1999, respectively. The increase is due to higher inventory levels of proprietary product, primarily Test Preparation needed to meet customer demands.

PPG's business is substantially based on development of new educational materials, the costs of which are then amortized over a period of years. The prepublication costs of these new educational materials are capitalized on the Company's balance sheet and amortized over a 36-month period. When the Company is in an expansion mode, the amount of new product costs capitalized will tend to exceed the amount of previously developed products being amortized. Prepublication amortization expense for the 12 months ended December 31, 2000 increased 42.7%, to $418,000 from $293,000 for the same period in 1999. Cash used in Prepublication capital expenditures and Advance Royalties totaled $1,325,000 and $607,000 for the 12 months ended December 31, 2000 and 1999 respectively. The $718,000 increase is due to the Company's investment in the development of new books. During 2000, the Company contracted with authors to develop and produce books on a royalty basis, rather than as outside contractors who receive a fixed amount for their services.

In April 2000, the Company entered into a new line-of-credit agreement with a bank which allows for total borrowings of up to $2,500,000, subject to renewal on April 1, 2002. The agreement specifies that $2,000,000 of the total borrowings are under a two-year revolving credit agreement, with $1,000,000 of these borrowings available for acquisitions, and that $500,000 of the total borrowings are under a one-year revolving credit line and are available to support deferred prepublication costs. Borrowings under the two-year revolving credit agreement are limited to 80 percent of eligible accounts receivable and 50 percent of inventory, during specified timeframes, and bear interest at the prime rate (9.5 percent at December 31, 2000) or LIBOR, plus 2.0 percent. Borrowings under the one-year revolving credit line bear interest at the prime rate plus 0.5 percent. Total borrowings are secured by all Company assets. In connection with the line-of-credit agreement, the Company has agreed to certain restrictive covenants, including, among other items, a minimum working capital level, interest rate coverage and leverage ratios, maximum capital expenditures, and restrictions on the payment of dividends. There was $900,000 outstanding under the two-year revolving credit agreement at December 31, 2000.

The Company believes that its cash and line of credit, together with cash generated from operations, will be sufficient to meet its normal cash needs in 2001.


PRODUCT DEVELOPMENT

2000 was an active product development year. The Company entered three new states with Test Preparation material and supplemented existing states with additional books. Additional resources were committed to strengthen the internal book production staff and to build outside editorial and author development capabilities needed to support an ambitious 2001 Test Preparation publishing plan.

The state Test Preparation market continues to grow as the states demand higher academic performance from students. Most states have high stakes testing requirements, which means that students, teachers and administrators are rewarded for positive test performance or penalized for poor performance. The new state standards and the testing movement are here to stay and present attractive publishing opportunities. Presently, the Company publishes Test Preparation products for five states and during 2001 intends to enter three new states. In 2002 and beyond, the plan is to continue product development in this area.

The Company developed a new Instruction strategy to develop new products that align with state standards in mathematics, reading and language arts for grades 2-9. Essential to this strategy is the market alignment of the Instruction and Test Preparation products so that both product lines are suitable for sale to an identical customer base. This means that telemarketers, field sales and catalog sales efforts will be synergistic, rather than isolated, unrelated efforts. The Company plans to update and provide successful Student-at-Risk and Multicultural backlist titles, but will not aggressively seek new title development in these two areas. Significant new Student-at-Risk titles including Peoples World Cultures, Africa; Using Geography, Africa; and Using Geography, Latin America were completed in 2000. In Multicultural publishing, the Company completed a significant revision of the successful African American History: A Journey of Liberation text in March 2001.

Presently, PPG does not produce any proprietary products for the Advanced Placement market. However, the Company intends to start a publishing program to produce proprietary Advanced Placement supplements and ancillary materials. PPG's products will not compete with any existing publisher agreements and will be crafted as supplements to help teachers and students with the Advanced Placement examinations. PPG expects to release its first proprietary Advanced Placement products in 2002.

The Company has initiated a strategy to acquire Test Preparation and Instruction businesses that meet our product and market requirements. This strategy is to build and acquire Test Preparation and Instruction product lines or companies. Acquisitions in today's competitive market are limited in number and expensive, so the acquisition strategy may not be successful.

SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs from September through May. Typically, the major marketing campaigns, including mailings of new catalogs and focused sales efforts, begin in September when schools reopen. This is the period when sample books are provided free-of-charge for review to teachers for their purchase consideration. General marketing efforts including additional sales and marketing campaigns, catalog mailings, and complementary copies continue throughout the school year. Teachers and districts generally review and consider books throughout the school year, make their decisions in the winter and spring, and place their purchase orders with the district office or other administrative units at that time. During spring and summer, the district offices process purchase orders and send them to publishers.

For PPG, approximately 52-56% of sales via purchase orders have historically been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the Test Preparation product line, with purchases occurring near the time the state tests are administrated as well as during the summer months for summer programs that add extra test preparation for students who are behind in their performance, and for the upcoming school year.

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year, so new product development and launch, as well as expenses, must be planned around the school year. A product launched in the fall of 2000, for example, should not be expected to generate significant sales until the summer of 2001. As noted above, PPG receives and fulfills customer orders throughout the year, but its largest revenue is produced in the July to September third-quarter. In general, the historical quarterly percentages of revenues to the full year revenues fall within a predictable range, with net sales ranging from 10-14% in the 1st quarter, 15-19% in the 2nd quarter, 52-56% in the 3rd quarter and 15-19% in the 4th quarter.


ITEM 7.  FINANCIAL STATEMENTS

The information required under this heading is contained in Exhibit 99.1 filed with this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following individuals constitute the current directors and executive officers of the Company:

                                                                                                  DIRECTOR
NAME AND AGE                 PRINCIPAL OCCUPATION                                                  SINCE
- ------------                 --------------------                                                  -----
John C. Bergstrom (40)       Partner in RiverPoint Investments, Inc., St. Paul, MN-based           1998
                             consulting and business advisory firm since 1995. From November
                             1998 to January 2000, Mr. Bergstrom served as the Company's and
                             PPG's Chief Financial Officer. He has served as the Secretary of the Company and PPG since November 1998. From 1985 to 1995 Mr.
                             Bergstrom was employed by Cherry Tree Investments Inc.,
                             Minneapolis, Minnesota. Mr. Bergstrom is a graduate of Gustavus
                             Adolphus College and the University of Minnesota. He also serves as a director of a number of private companies, including
                             Comprehensive Loss Management, Dolan Media Company,
                             Instrumental, Inc., Interelate, Inc., Marketing Media, Inc.,
                             MetaFarms, Inc., and Tecmark, Inc.

Anton J. Christianson (48)   Managing General Partner of Cherry Tree Investments, Inc.,            1998
                             Minneapolis, Minnesota since 1981. Director of PPG since 1990.
                             Mr. Christianson has been involved in the venture capital
                             industry for over 20 years. He previously also served as a vice president for Norwest Venture Capital. He serves as a director for several public and private companies, including Transport
                             Corporation of America, Inc., Fair Isaac and Company, Inc.,
                             Capella Education Co., and Dolan Media Company. Mr. Christianson
                             is a graduate of St. Johns University and Harvard University.

James P. Dolan (51)          Since 1993, Chairman, President and Chief Executive Officer and       1999
                             founder of Dolan Media Company, Minneapolis, a specialized business information company that is the world's largest public records gatherer, publishes daily and weekly business newspapers in 18 U.S. markets and operates clickdata.com, Web-based
                             electronic data distributor. From 1989 to 1993, he was executive vice president of Media Investment Bank, The Jordan Group, New
                             York City. He previously held executive positions with News
                             Corporation Ltd. in New York, Sun-Times Company of Chicago and
                             Centel Corp., Chicago; and also was an award-winning reporter and editor at newspapers in San Antonio, New York, Chicago,
                             Sydney and London. He serves as a director of several private companies and is a journalism graduate of the University of
                             Oklahoma. Mr. Dolan has served as a director of PPG since 1999.

Roy E. Mayers (57)           Since 1997, President and Chief Executive Officer of Hess             1998
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

Diane M. Miller (48)         Co-founder and Executive Vice President of PPG since 1989, and        1998
                             Executive Vice President of the Company. Her educational
                             publishing experience encompasses general management, market research, editorial and marketing. Prior to forming PPG, Ms.
                             Miller was publisher of Globe Books, a remedial education
                             publisher owned by Simon and Schuster. Prior to joining Globe
                             Books, she was Senior Editor of Reading for Harcourt Brace
                             Jovanovich. Ms. Miller is a graduate of Centre College of
                             Kentucky.

James J. Peoples (63)        Co-founder, Chairman, President and Chief Executive Officer and       1998
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

Matti A. Prima (45)          Senior Vice President of Business Development since August 1999.      n/a
                             Mr Prima also serves as President, Education Development
                             Division. Mr. Prima has over 20 years experience in finance, communications and publishing. Prior to joining Peoples
                             Publishing, Mr. Prima was VP Finance with SiegelGale, an
                             Interactive Brand Management Company from 1998 to 1999, where he was responsible for all divisional budget decisions, funding decisions relating to commercial credit, investment banking, corporate finance, acquisitions, and risk management. Prior to that Mr. Prima's work experience included KPMG Peat Marwick,
                             Corporate Transactions; and Henry Ansbacher as Senior Managing
                             Director. Mr. Prima is a graduate of Blooomsburg State
                             University and has an MBA from Pepperdine University.

Michael L. DeMarco (36)      Vice-President of Finance and Operations of the Company and PPG       n/a
                             since May 1999. Mr. DeMarco has over 13 years experience in finance and accounting. Prior to joining PPG, Mr. DeMarco was
                             Controller for Health Tech, a health care products company from
                             1997 to 1999. Prior to joining Health Tech, he was a Controller for Omnitech Corporate Solutions, a computer integration and software development company. Mr. DeMarco also spent four years as an auditor with Ernst and Young. Mr. DeMarco is a graduate of
                             Pace University in New York and is a Certified Public
                             Accountant.

In accordance with a voting agreement between Mr. Peoples and Cherry Tree Ventures III, LP, each party has agreed to vote for the director designated by the other party. Mr. Christianson has been designated by Cherry Tree Ventures III, LP and Mr. Peoples has designated himself to serve on the Board.

Board Committees. The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is currently composed of Messrs. Christianson and Mayers. The Audit Committee meets with the Company's independent auditors and representatives of management to review the internal and external financial reporting of the Company, reviews the scope of the internal auditors' examination, considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments, and approves any material non-audit services to be provided by the Company's independent auditors.

The Compensation Committee is currently composed of Messrs. Bergstrom, Christianson and Dolan. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation, stock options and benefits of officers and employees. The Compensation Committee has established a Stock Grant Subcommittee, currently composed of Messrs. Christianson and Dolan, for the purpose of granting awards under the Company's 1998 Stock Plan.

The Company does not have a nominating committee.

Director Compensation. Each non-employee member of the Board of Directors receives $2,000 per quarter, plus $1,000 for attending each regular quarterly Board meeting, as compensation for his services. Non-employee directors are also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, commencing in 2002, each non-employee director will automatically receive an annual stock option grant of 4,000 shares at current fair market value to each non-employee director serving as of such date. These options shall be non-qualified options with an eight-year term; shall vest in equal annual increments of 25% commencing on the date of grant; and shall remain exercisable through the end of the eight-year term, notwithstanding termination of the non-employee director's services as a director. In March 2001, all non-employee directors received options to purchase 5,000 shares each at $3.50 per share upon the terms described above.


SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows, for fiscal years 2000, 1999 and 1998, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to James J. Peoples, the Company's Chief Executive Officer, and to the other executive officers of the Company whose total cash compensation exceeded $100,000 during 2000 (together with Mr. Peoples, the "Named Executives"). Compensation to the Named Executives is paid by the Companys wholly-owned subsidiary, PPG.


                           SUMMARY COMPENSATION TABLE



                                                              Annual Compensation       Long-Term Compensation
                                                        ------------------------------          Awards
                                                                                              Securities           All Other
Name                      Position                 Year       Salary        Bonus (1)     Underlying Options    Compensation (2)
- --------------------------------------------------------------------------------------------------------------------------------
James J. Peoples          Chairman, President      2000     $    145,000  $     29,451                  -       $       1,179
                          and CEO                  1999     $    126,912  $          -                  -       $       1,067
                                                   1998     $    128,269  $     22,007                  -       $         969

Diane M. Miller           Executive                2000     $    125,000  $     19,634                  -       $         192
                          Vice President           1999     $     94,964  $          -                  -       $         392
                                                   1998     $     93,269  $     18,165             48,938       $         312

Matti A. Prima (3)        Senior Vice President -  2000     $    125,000  $          -                  -       $         192
                          Business Development     1999     $     46,058  $          -            100,000       $          48

Michael L. DeMarco (4)    Vice President of        2000     $     95,933  $     14,725             10,000       $         192
                          Finance and Operations   1999     $     52,038  $          -             12,000       $         112


(1) Represents bonuses earned in the year set forth in the table but paid the following year.
(2)  Represents premiums paid by PPG for life insurance.
(3)  Mr. Prima was appointed an executive officer in August 1999.
(4)  Mr. DeMarco was appointed an executive officer in May 1999.

The following table contains information concerning individual grants of stock options to each of the Named Executives during the last fiscal year.

                                       Percent of Total
                            Options   Options Granted to
                            Granted      Employees in     Exercise   Expiration
           Name               (1)        Fiscal Year      Price ($)     Date
- ---------------------------------------------------------------------------------
Michael L. DeMarco          10,000           69%            $3.50     12/29/10

(1) Becomes exercisable with respect to 25% of the shares of common stock subject to the option on December 29, 2000, 2001, 2002 and 2003.

No options were exercised in 2000. The following table sets forth information with respect to the Named Executives concerning the exercise of options during 2000 and unexercised options held as of December 31, 2000:

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                   Number of Securities
                                                       Underlying                Value of Unexercised
                        Shares                     Unexercised Options           In-The-Money Options
                       Acquired      Value          At Fiscal Year End         At Fiscal Year End $ (1)
        Name          on Exercise  Realized     Exercisable  Unexercisable    Exercisable  Unexercisable
        ----          -----------  --------     -----------  -------------    -----------  -------------
Diane M. Miller                 -           -         32,625             -    $     75,038             -
Matti A. Prima                  -           -         28,000        72,000    $     14,000 $      36,000
Michael L. DeMarco              -           -          8,500        13,500    $      3,000 $       4,500


(1) There is no established trading market for the Company's Common Stock and the Company is not aware of recent trading. The values in the table have been calculated assuming a per share price of $3.50 which reflects the price at which the Company has recently issued stock options and completed an isolated sale of a relatively small number of shares of Common Stock to an executive officer.



EMPLOYMENT AGREEMENTS

PPG has entered into employment agreements with Ms. Miller and Mr. Peoples. The employment agreement between Mr. Peoples and PPG was originally entered into in 1990 and it continues from year to year unless terminated by either party at least 60 days prior to the end of each contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Peoples ceases to be employed by PPG. If the employment of Mr. Peoples is terminated unilaterally by Mr. Peoples or for cause by PPG, the Company has the right to repurchase any Company stock then owned by Mr. Peoples. Under certain circumstances upon termination, Mr. Peoples has the right to sell his stock back to the Company. The Company has a right of first refusal with respect to any share transfers of Company stock by Mr. Peoples.

The employment agreement between Ms. Miller and PPG, as amended, was originally entered into in 1990. The current term of the agreement expired in February 2000 and continues thereafter for successive one-year periods unless terminated by either party at least 60 days prior to the end of the contract year. The employment agreement of Ms. Miller contains the same non-competition, non-solicitation, stock repurchase and other covenants as described above for Mr. Peoples. Certain stock owned by Ms. Miller is excluded from the Company's repurchase rights.

In August 1999, the Company entered into a two-year employment agreement with Mr. Prima, the Company's Senior Vice President - Business Development. After the expiration of the initial term, the agreement may be extended by mutual agreement. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Prima ceases to be employed by the Company.

In May 1999, the Company entered into a three-year employment agreement with Mr. DeMarco, the Company's Vice President of Finance and Operations. After the expiration of the initial term, the agreement may be extended by mutual agreement. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information provided to the Company as to the beneficial ownership of the Company's Common Stock as of March 30, 2001 by (i) the only shareholders known to the Company to hold 5% or more of such stock, and
(ii) each of the directors, the Named Executives set forth in the table on the next page, and directors and officers as a group.

                                  COMMON STOCK
                                  BENEFICIALLY
BENEFICIAL OWNER                     OWNED                     TOTAL %
- ----------------                     -----                     -------
James J. Peoples                             724,581             22.7%
Diane M. Miller (1)                          279,345              8.7%
Roy E. Mayers (2)                             33,875              1.1%
John C. Bergstrom (3)                         61,567              1.9%
Anton J. Christianson (4)                  2,059,597             64.5%
James P. Dolan (5)                            12,084                 *
Matti A.Prima (6)                             30,857                 *
Michael L. DeMarco (7)                         8,500                 *

Directors and Officers
as a group (8 persons) (8)                 3,210,406             95.4%


     *Less than 1%.

(1) Includes 32,625 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(2) Includes 33,875 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(3) Includes 55,625 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(4) Represents ownership of Stock owned by Cherry Tree Ventures III, LP, of which Mr. Christianson is Managing General Partner. Includes 1,250 shares of Common Stock subject to outstanding stock options exercisable within 60 days
(5) Includes 12,084 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(6) Includes 28,000 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(7) Includes 8,500 shares of Common Stock subject to outstanding stock options exercisable within 60 days.
(8) Includes 171,959 shares of Common Stock subject to outstanding stock options exercisable within 60 days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has retained RiverPoint Investments, Inc., a company in which John
C. Bergstrom, a director of the Company is the majority shareholder, for certain consulting services. The Company paid $14,450 and $48,000 in 2000 and 1999 respectively, for such services.

In July 1998, prior to PPG becoming a wholly-owned subsidiary of the Company, Mr. Peoples and Ms. Miller each exercised a stock option to purchase 50,000 shares of PPG shares at $1.25 per share. These options had been granted to Mr. Peoples and Ms. Miller in 1993. PPG loaned each Mr. Peoples and Ms. Miller $62,500 to exercise such options. The nonrecourse promissory notes evidencing such loans together with the interest accruing at 6% per annum are due and payable on July 31, 2003 and are reflected as reductions to shareholders' equity.

The Company utilizes The Press of Ohio, a printing company for printing services. The Press of Ohio is owned by The Hess Management Group, whose CEO is Roy Mayers, a Director of the Company. The Company paid $791,000 and $191,000 in 2000 and 1999 respectively, for such services.

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

10.5              Employment Agreement between the Company and Matti A. Prima
                  (filed herewith).


10.6              Employment Agreement between the Company and Michael L.
                  DeMarco (filed herewith).


21 Subsidiaries of the Registrant: The Peoples Publishing Group, Inc., a Delaware corporation.


99.1 The Registrant's Audited Financial Statements for the Years Ended December 31, 1999 and 1998, with notes thereto and the auditor's report thereon.

(b)               Reports on Form 8-K. - NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PEOPLES EDUCATIONAL HOLDINGS, INC.
Date:  March 30, 2001

                            /s/ James J. Peoples
                            --------------------
                            James J. Peoples, Chairman, Chief Executive
                             Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2001.

                            /s/ James J. Peoples
                            --------------------
                            James J. Peoples, Chairman, Chief Executive
                             Officer and President (principal executive officer)

                            /s/ Diane M. Miller
                            -------------------
                            Diane M. Miller, Executive Vice President
                             and Director

                            /s/ John C. Bergstrom
                            ----------------------
                            John C. Bergstrom, Secretary and Director

                            /s/ Anton J. Christianson
                            -------------------------
                            Anton J. Christianson, Director

                            /s/ Roy E. Mayers
                            -----------------
                            Roy E. Mayers, Director

                            /s/ James P. Dolan
                            --------------------------------
                            James P. Dolan, Director

                            /s/ Michael L. DeMarco
                            ----------------------
                            Michael L. DeMarco, Vice President, Finance and Operations (principal financial and accounting officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Pursuant to the requirements of Instructions to Form 10-KSB, supplementally files herewith for the information of the Commission is a copy of the Company's proxy statement mailed to shareholders in connection with the Company's 2000 Annual Meeting of Shareholders held in May 2000. A proxy and Annual Report with respect to the Company's 2001 Annual Meeting of Shareholders will be furnished to shareholders subsequent to the filing of this Report and will be furnished to the Commission as required.