Form 10KSB/A
period 2000-12-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2001-04-17
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                Amendment No.1 to
                                   FORM 10-KSB
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO
                                                -----    ------

                          COMMISSION FILE NO. 2-86551C

                       PEOPLES EDUCATIONAL HOLDINGS, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                      MINNESOTA                                                        41-1368898
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

               299 MARKET STREET, SADDLE BROOK, NJ           07663
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

The purpose of this Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 is to correct clerical calculation errors in the Registrant's 1999 balance sheet information contained under line items "Total liabilities" and "Total liabilities and stockholders equity."

ITEM 7. FINANCIAL STATEMENTS

The information required under this heading, as amended, is contained under exhibit 99.1 filed with this report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibit is included with this amendment No. 1 to the Annual Report on Form 10-KSB and replaces the previously filed exhibit in its entirety.

99.1 The Registrant's Audited Financial Statements for the Year Ended December 31, 2000 and 1999 with Notes thereto and auditors report thereon.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PEOPLES EDUCATIONAL HOLDINGS, INC.
Date:  April 10, 2001

                              /s/ James J. Peoples
                              --------------------------------------------------
                              James J. Peoples, Chairman, Chief Executive
                                Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 10, 2001.

                                /s/ James J. Peoples
                              --------------------------------------------------
                              James J. Peoples, Chairman, Chief Executive
                                Officer and President (principal executive
                                officer)

                                /s/ Diane M. Miller
                              --------------------------------------------------
                              Diane M. Miller, Executive Vice President
                                and Director

                                /s/ John C. Bergstrom
                              --------------------------------------------------
                              John C. Bergstrom, Secretary and Director

                                /s/ Anton J. Christianson
                              --------------------------------------------------
                              Anton J. Christianson, Director

                               /s/ Roy E. Mayers
                              --------------------------------------------------
                              Roy E. Mayers, Director

                               /s/James P. Dolan
                              --------------------------------------------------
                              James P. Dolan, Director

                               /s/ Michael L. DeMarco
                              --------------------------------------------------
                              Michael L. DeMarco, Vice President, Finance and
                                Operations (principal financial and accounting officer)