Form 10QSB
period 2001-03-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2001-05-14
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

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

Former name:  Concourse Corporation

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,191,707 shares of Common Stock (par value $0.02 per share) outstanding on May 14, 2001.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                    March 31, 2001       December 31, 2000
                                                                                 --------------------  ---------------------

ASSETS


Current Assets


Cash and Cash Equivalents                                                          $     181,303          $     296,783
Accounts Receivable, Net of Allowance for Doubtful Accounts of
$51,000 in 2001 and 2000, and Allowance for Returns                                    1,057,893              1,355,235
Inventory                                                                              1,061,995                938,089
Deferred Income Taxes                                                                     69,000                 69,000
Refundable Income Taxes                                                                  119,863                      -
Advance Royalties                                                                        341,432                244,400
Prepaid Catalog Expenses and Other Current Assets                                        102,075                181,316
                                                                                   -------------          -------------

     Total Current Assets                                                              2,933,561              3,084,823
                                                                                   -------------          -------------

Equipment - At Cost, Less Accumulated Depreciation
of $219,198 in 2001 and $191,865 in 2000                                                 431,894                350,259
                                                                                   -------------          -------------

Other Assets


Deferred Prepublication Costs, net                                                     1,274,485              1,213,677
Copyrights and Goodwill, net                                                               8,213                  8,369
Advance Royalties                                                                        418,057                418,502
Deferred Income Taxes                                                                     81,000                 81,000
Equipment Deposits and Other                                                              93,829                126,071
                                                                                   -------------          -------------
     Total Other Assets                                                                1,875,584              1,847,619
                                                                                   -------------          -------------

Total Assets                                                                       $   5,241,039          $   5,282,701
                                                                                   =============          =============

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                                   (Unaudited)
                                                                                  March 31, 2001       December 31, 2000
                                                                               --------------------  --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Notes Payable under Line of Credit                                                 $     400,000         $           -
Current Maturities of Long Term Debt                                                      31,573                31,573
Accounts Payable                                                                       1,154,278             1,352,265
Accrued Expenses                                                                         322,370               275,592
Income Taxes Payable                                                                           -               119,657
                                                                                   -------------         -------------
     Total Current Liabilities                                                         1,908,221             1,779,087
                                                                                   -------------         -------------

Long Term Debt, less current maturities                                                1,049,117             1,056,659
                                                                                   -------------         -------------



Total Liabilities                                                                      2,957,338             2,835,746
                                                                                   -------------         -------------

Stockholders' Equity

Common stock, $0.02 par value; authorized 15,000,000 shares;
issued and outstanding 3,188,850 shares in 2001 and 2000                                  63,777                63,777


Additional Paid In Capital                                                             2,759,272             2,757,397
Accumulated Deficit                                                                     (394,323)             (231,069)


Less: Note Receivable from issuance of 1998 Stock                                       (145,025)             (143,150)
                                                                                   -------------         -------------


Total Stockholders' Equity                                                             2,283,701             2,446,955
                                                                                   -------------         -------------


Total Liabilities and Stockholders' Equity                                         $   5,241,039         $   5,282,701
                                                                                   =============         =============

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                          Three Months Ended
                                                                 March 31, 2001      March 31, 2000
                                                                ----------------    ----------------

Revenues:
     Product Line                                                 $ 1,878,551         $ 1,579,619
     Delivery                                                         126,303             114,550
                                                                  -----------         -----------
  TOTAL REVENUES                                                    2,004,854           1,694,169


Cost of Sales                                                       1,003,312             989,568
                                                                  -----------         -----------
  GROSS PROFIT                                                      1,001,542             704,601

Selling, General and Administrative Expenses                        1,255,137           1,002,757
                                                                  -----------         -----------
  LOSS FROM OPERATIONS                                               (253,595)           (298,156)


Interest Expense                                                      (27,159)             (14,433)
                                                                  -----------          -----------
  LOSS BEFORE INCOME TAXES                                           (280,754)            (312,589)


Federal and State Income Tax Benefit                                 (117,500)           (109,000)
                                                                  -----------         -----------
  NET LOSS                                                        $  (163,254)        $  (203,589)
                                                                  ===========         ===========

Net Loss per Common Share
 Basic:                                                           $     (0.05)        $     (0.07)
 Diluted:                                                         $     (0.05)        $     (0.07)
                                                                  ===========         ===========

Weighted-average Number of Common
Shares Outstanding
 Basic:                                                             3,188,850           3,104,305
 Diluted:                                                           3,188,850           3,104,305
                                                                  ===========         ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                              Additional
                                                 Common        Paid-In        Accumulated       Notes
                                                 Stock         Capital          Deficit      Receivable        Total
                                            --------------  -------------  --------------  -------------  -------------


Balance, December 31, 2000                    $  63,777      $2,757,397      $  (231,069)   $  (143,150)    $2,446,955

Interest on Notes Receivable from
issuance of 1998 Convertible Stock                    -           1,875                -         (1,875)             -

Net Loss                                              -               -         (163,254)             -       (163,254)
                                              ---------      ----------      -----------    -----------     ----------

Balance, March 31, 2001                       $  63,777      $2,759,272      $  (394,323)    $ (145,025)    $2,283,701
                                              =========      ==========      ===========    ===========     ==========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                 Three Months Ended
                                                                                          March 31, 2001   March 31, 2000

Cash Flows From Operating Activities
Net Loss                                                                                    $(163,254)       $(203,589)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
           Depreciation                                                                        27,333           14,230
           Amortization of Prepublication Costs and Intangible Assets                         135,978          108,594
Changes in Assets and Liabilities
           Accounts Receivable                                                                297,342          425,231
           Inventory                                                                         (123,906)        (104,810)
           Refundable Income Taxes                                                           (119,863)               -
           Prepaid Catalog and Other Current Assets                                            79,241          (80,355)
           Advance Royalties                                                                  (96,587)         (69,276)
           Equipment Deposits and Other Assets                                                 32,242          (55,802)
           Accounts Payable and Accrued Expenses                                             (151,209)         (48,865)
           Income Taxes Payable                                                              (119,657)         (94,516)
                                                                                            ---------        ---------
                        Net Cash Used in Operating Activities                                (202,340)        (109,158)
                                                                                            ---------        ---------

Cash Flows From Investing Activities
           Purchases of Equipment                                                            (108,968)         (15,017)
           Expenditures for Prepublication Costs                                             (196,630)        (140,518)
                                                                                            ---------        ---------
                        Net Cash Used in Investing Activities                                (305,598)        (155,535)
                                                                                            ---------        ---------

Cash Flows From Financing Activities
           Net Borrowings Under Line of Credit
                                                                                              400,000          275,000
           Repayment under Capital Leases
                                                                                               (7,542)               -
           Principal Payments on Long Term Debt
                                                                                                    -          (49,951)
                                                                                            ---------        ---------
                        Net Cash Provided by Financing Activities                             392,458          225,049
                                                                                            ---------        ---------

                        Net Decrease in Cash and Cash Equivalents                            (115,480)         (39,644)

Cash and Cash Equivalents
           Beginning of Period
                                                                                              296,783          143,852
                                                                                            ---------        ---------
           End of Period                                                                    $ 181,303        $ 104,208
                                                                                            =========        =========

Supplemental Cash Flow Information
            Cash Payments for:
                        Interest                                                            $  27,159        $  14,435
                        Income Taxes                                                          120,000           50,000
                                                                                            =========        =========

Supplemental Schedule of Noncash Investing and Financing Activities
            Conversion of Accrued Dividends on Redeemable Convertible
                 Stock into 253,633 Shares of Common Stock                                  $       -        $ 760,899
                                                                                            =========        =========

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended March 31, 2001, are not necessarily indicative of the operating results to be expected for the full fiscal year.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements regarding Peoples Educational Holdings, Inc., (Company) and its wholly owned subsidiary, The Peoples Publishing Group, (PPG) and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers,
(2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) the Company's and PPG's ability to retain qualified personnel, (8) PPG's ability to retain its distribution agreements in the Advanced Placement market, (9) the sufficiency of PPG's copyright protection, (10) PPG's ability to expand its product lines into additional states and (11) PPG's ability to continue to rely on the services of American Book Center, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieve may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.


SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs from September through May. Typically, the major marketing campaigns, including mailings of new catalogs and focused sales efforts, begin in September when schools reopen. This is the period when sample books are provided free-of-charge for review to teachers for their purchase consideration. General marketing efforts including additional sales and marketing campaigns, catalog mailings, and complimentary copies continue throughout the school year. Teachers and districts generally review and consider books throughout the school year, make their decisions in the winter and spring, and place their purchase orders with the district office or other administrative units at that time. During spring and summer, the district offices process purchase orders and send them to publishers.

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


RESULTS OF OPERATIONS

First  Quarter 2001 vs. First Quarter 2000

Total Product Line revenue for the three months ended March 31, 2001 was $1,879,000 as compared to $1,580,000 for the same period in 2000, representing an 18.9% increase.

Loss Before Income Taxes for the three months ended March 31, 2001 was $281,000 representing a $32,000 (10.2%) improvement from the prior year. The improvement is primarily due to the increased Test Preparation revenues and the associated gross profit.

Test Preparation product line revenue for the three months ended March 31, 2001 was $1,166,000 as compared to $501,000 in 2000 representing a 132.7% increase. The Test Preparation growth can be attributed to increased market penetration. During the first quarter of 2000, revenues were generated primarily from two states. In 2001 the Company had Test Preparation revenue from the existing two states and introduced product into three additional states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future.

Advanced Placement product line revenue in the first quarter of 2001 was $430,000 as compared to $556,000 for the same period in 2000, a decrease of 22.7%. The Company is continuing its aggressive investment in marketing and sales for this product line and believes that the fluctuation from the prior year is due to the natural seasonality of the revenue cycle.

Instruction product line revenue was $281,000 for the three months ended March 31, 2001 which represents a $241,000 (46.1%) decrease from the same period in the prior year. The Company has reduced its product development investment in this product line to focus on the Test Preparation product line. The absence of new product material in this line, with the exception of a new edition of the Company's African American History book, which was released late in the first quarter resulted in the decrease in the first quarter sales in 2001 as compared to 2000. The Company expects this trend to continue for the balance of the year.

Gross Profit for the three months ended March 31, 2001 was $1,002,000 (50.0%) as compared to $705,000 (41.6%) in the same period in 2000. The increase in dollars and as a percent of sales is a result of the overall net increase in revenue as discussed above and the significant increase in Test Preparation sales, which have a higher gross margin percentage than the other product lines.

Selling, General and Administrative expense for the three months ended March 31, 2001 was $1,255,000, an increase of $252,000 (25.1%) from the same period in 2000. Selling expense increased $155,000 from the prior year. The increase is primarily in outside commission expense, which increased $90,000 from the prior year due to increased Test Preparation revenue. In addition, telemarketing salaries increased as additional representatives were hired and marketing expense, including marketing and sample books increased as a result of the Company's expansion of its Test Preparation products into 3 additional states. General and Administrative expenses for the first quarter of 2001 increased $98,000 from the same period in 2000. Increases are primarily related to increased salaries and related benefits of $70,000 due to increased personnel needed to support the Company's growth. Rent and related expense increased by $9,000 as the Company acquired additional space during the fourth quarter of 2000. Depreciation expense increased by $13,000 as the Company installed and implemented a new computer system during the first quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had cash and working capital of $181,000 and $1,025,000, respectively, as compared to cash and working capital of $297,000 and $1,306,000, respectively, as of December 31, 2000. Cash decreased as compared to December 31, 2000 due to the loss for the quarter, an increase in Inventory and decreases in payables and accruals offset by an increase in Accounts Receivable.

Working capital decreased from December 31, 2000, as a result of the Company borrowings under its line of credit during the first quarter of 2001.

Inventory totaled $1,062,000 and $938,000 at March 31, 2001, and December 31, 2000 respectively. The increase is due to higher Test Preparation inventory levels as a result of recently published books in existing and new states.

Accounts Receivable totaled $1,058,000 and $1,355,000 at March 31, 2001 and December 31, 2000, respectively. The decrease is due to increased collections and the normal seasonality of the business.

PPG's business is substantially based on development of new educational materials, the costs of which are then amortized over a period of years. The prepublication costs of these new educational materials are capitalized on the Company's balance sheet and amortized over a 36-month period. When the Company is in an expansion mode, the amount of new product costs capitalized will tend to exceed the amount of previously developed products being amortized. Prepublication amortization expense for the three months ended March 31, 2001 increased 38.3%, to $136,000 from $98,000 for the same period in 2000. Cash used in prepublication capital expenditures and Advance Royalties totaled $293,000 and $210,000 for the three months ended March 31, 2001 and 2000 respectively. The $83,000 increase is due to the Company's investment in the development of new books.


In April 2000, the Company entered into a line-of-credit agreement with Chase Manhattan Bank, which allows for total borrowings of up to $2,500,000, subject to renewal on April 1, 2002. The agreement specifies that $2,000,000 of the total borrowings are under a two-year revolving credit agreement, with $1,000,000 of these borrowings available for acquisitions, and that $500,000 of the total borrowings are under a one-year revolving credit line and are available to support deferred prepublication costs. Borrowings under the two-year revolving credit agreement are limited to 80 percent of eligible accounts receivable and 50 percent of inventory, during specified timeframes, and bear interest at the prime rate or LIBOR, plus 2.0 percent. Borrowings under the one-year revolving credit line bear interest at the prime rate plus 0.5 percent. Total borrowings are secured by all Company assets. In connection with the line-of-credit agreement, the Company has agreed to certain restrictive covenants, including, among other items, a minimum working capital level, interest rate coverage and leverage ratios, maximum capital expenditures, and restrictions on the payment of dividends. At March 31, 2001 there was $900,000 outstanding under the two-year revolving credit agreement and $400,000 outstanding under the one-year revolving credit agreement.

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

   Dated:  May 14, 2001       PEOPLES EDUCATIONAL HOLDINGS, INC.


                              By:   /s/ James J. Peoples
                                  --------------------------------------------
                              James J. Peoples, Chairman, President and Chief
                                    Executive Officer