Form 10QSB
period 2001-06-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2001-08-09
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

                    299 Market Street, Saddle Brook, NJ 07663
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 712-0090
                            -------------------------
                            Issuer's telephone number

Former name: Concourse Corporation

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,224,333 shares of Common Stock (par value $0.02 per share) outstanding on August 7, 2001.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                               June 30, 2001   December 31, 2000
                                                               -------------   -----------------

ASSETS

Current Assets

Cash and Cash Equivalents                                        $  315,166       $  296,783
Accounts Receivable Net of Allowance for Doubtful Accounts
  of $51,000 in 2001 and 2000, and Allowance for Returns          1,998,536        1,355,235
Inventory                                                         1,296,147          938,089
Deferred Income Taxes                                                69,000           69,000
Refundable Income Taxes                                             141,535               --
Advance Royalties                                                   465,480          244,400
Prepaid Catalog Expenses and Other Current Assets                    34,122          181,316
                                                                 ----------       ----------
     Total Current Assets                                         4,319,986        3,084,823
                                                                 ----------       ----------
Equipment - At Cost, Less Accumulated Depreciation
of $248,000 in 2001 and $192,000 in 2000                            416,558          350,259
                                                                 ----------       ----------

Other Assets

Deferred Prepublication Costs, net                                1,385,984        1,213,677
Copyrights and Goodwill, net                                          8,057            8,369
Advance Royalties                                                   573,825          418,502
Deferred Income Taxes                                                81,000           81,000
Equipment Deposits and Other                                        120,913          126,071
                                                                 ----------       ----------
     Total Other Assets                                           2,169,779        1,847,619
                                                                 ----------       ----------
Total Assets                                                     $6,906,323       $5,282,701
                                                                 ==========       ==========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                             June 30, 2001    December 31, 2000
                                                                             -------------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current Maturities of Long Term Debt                                          $    31,816        $    31,573
Accounts Payable                                                                2,444,937          1,352,265
Accrued Expenses                                                                  539,944            275,592
Income Taxes Payable                                                                   --            119,657
                                                                              -----------        -----------
     Total Current Liabilities                                                  3,016,697          1,779,087
                                                                              -----------        -----------
Long Term Debt, less current maturities                                         1,543,399          1,056,659
                                                                              -----------        -----------
Total Liabilities                                                               4,560,096          2,835,746
                                                                              -----------        -----------

Stockholders' Equity

Common stock, $0.02 par value; authorized 15,000,000 shares; issued and outstanding 3,224,333 shares in 2001
  and 3,188,850 shares in 2000                                                     64,486             63,777

Additional Paid In Capital                                                      2,809,587          2,757,397
Accumulated Deficit                                                              (380,946)          (231,069)

Less: Note Receivable from issuance of Stock                                     (146,900)          (143,150)
                                                                              -----------        -----------
Total Stockholders' Equity                                                      2,346,227          2,446,955
                                                                              -----------        -----------
Total Liabilities and Stockholders' Equity                                    $ 6,906,323        $ 5,282,701
                                                                              ===========        ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          Three Months Ended                     Six Months Ended
                                                               June 30                               June 30
                                                        2001                2000              2001               2000
                                                     -----------        -----------        -----------        -----------

Revenues:
     Product Lines                                   $ 2,997,504        $ 2,232,119        $ 4,876,056        $ 3,811,738
     Delivery                                            250,966            132,951            377,269            247,501
                                                     -----------        -----------        -----------        -----------
   TOTAL REVENUES                                      3,248,470          2,365,070          5,253,325          4,059,239

Cost of Sales                                          2,032,606          1,456,406          3,035,917          2,445,973
                                                     -----------        -----------        -----------        -----------
   GROSS PROFIT                                        1,215,864            908,664          2,217,408          1,613,266

Selling, General and Administrative Expenses           1,166,725            888,277          2,421,859          1,891,035
                                                     -----------        -----------        -----------        -----------
   INCOME (LOSS) FROM OPERATIONS                          49,139             20,387           (204,451)          (277,769)


Interest Expense                                         (27,267)           (22,061)           (54,426)           (36,494)
                                                     -----------        -----------        -----------        -----------
   INCOME (LOSS) BEFORE INCOME TAXES                      21,872             (1,674)          (258,877)          (314,263)

Federal and State Income Tax Expense (Benefit)             8,500             (1,000)          (109,000)          (110,000)
                                                     -----------        -----------        -----------        -----------
   NET INCOME (LOSS)                                 $    13,372        $      (674)       $  (149,877)       $  (204,263)
                                                     ===========        ===========        ===========        ===========

Net Income (Loss) per Common Share
   Basic:                                            $      0.00        $     (0.00)       $     (0.05)       $     (0.06)
   Diluted:                                          $      0.00        $     (0.00)       $     (0.05)       $     (0.06)
                                                     ===========        ===========        ===========        ===========

Weighted-average Number of Common
Shares Outstanding
   Basic:                                              3,191,652          3,188,850          3,190,251          3,146,578
   Diluted:                                            3,304,113          3,188,850          3,190,251          3,146,578
                                                     ===========        ===========        ===========        ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                          Additional
                                          Common            Paid-In         Accumulated           Notes
                                           Stock            Capital           Deficit           Receivable           Total
                                        -----------       -----------       ------------        -----------        -----------

Balance, December 31, 2000              $    63,777       $ 2,757,397        $  (231,069)       $  (143,150)       $ 2,446,955

Interest on Notes Receivable from
issuance of Stock                                --             3,750                 --             (3,750)                --


Sale of Common Stock                            709            48,440                 --                 --             49,149

Net Loss
                                                 --                --           (149,877)                --           (149,877)
                                        -----------       -----------        -----------        -----------        -----------
Balance, June 30, 2001                  $    64,486       $ 2,809,587        $  (380,946)       $  (146,900)       $ 2,346,227
                                        ===========       ===========        ===========        ===========        ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Six Months Ended
                                                                          June 30, 2001     June 30, 2000
                                                                          -------------     -------------

Cash Flows From Operating Activities
Net Loss                                                                   $  (149,877)       $  (204,263)
Adjustments to Reconcile Net Loss to Net Cash Provided By
   (Used In) Operating Activities
        Depreciation                                                            55,777             29,531
        Amortization of Prepublication Costs and Intangible Assets             300,548            211,087
Changes in Assets and Liabilities
        Accounts Receivable                                                   (643,301)          (184,371)
        Inventory                                                             (358,058)          (145,330)
        Refundable Income Taxes                                               (141,535)                --
        Prepaid Catalog Expense and Other Current Assets                       147,194           (145,399)
        Advance Royalties                                                     (376,403)          (291,498)
        Equipment Deposits and Other                                             5,158              8,420
        Accounts Payable and Accrued Expenses                                1,357,024            673,272
        Income Taxes Payable                                                  (119,657)           (94,516)
                                                                           -----------        -----------
            Net Cash Provided By (Used In) Operating Activities                 76,870           (143,067)
                                                                           -----------        -----------

Cash Flows From Investing Activities
        Purchases of Equipment                                                (122,076)          (107,318)
        Expenditures for Prepublication Costs                                 (472,543)          (279,061)
                                                                           -----------        -----------
            Net Cash Used in Investing Activities                             (594,619)          (386,379)
                                                                           -----------        -----------

Cash Flows From Financing Activities
        Net Borrowings Under Line of Credit                                    500,000            694,713
        Proceeds From Long Term Borrowings                                          --             12,065
        Sale of Common Stock                                                    49,149                 --
        Principal Payments on Long Term Debt                                   (13,017)          (113,978)
        Payment of Accrued Dividends on Redeemable Convertible Stock                --            (49,954)
                                                                           -----------        -----------
            Net Cash Provided by Financing Activities                          536,132            542,846
                                                                           -----------        -----------

            Net Increase in Cash and Cash Equivalents                           18,383             13,400

Cash and Cash Equivalents
        Beginning of Period                                                    296,783            143,852
                                                                           -----------        -----------
        End of Period                                                      $   315,166        $   157,252
                                                                           ===========        ===========

Supplemental Cash Flow Information
        Cash Payments for:
            Interest                                                       $    42,083        $    36,494
            Income Taxes                                                       150,000             97,000
                                                                           ===========        ===========

Supplemental Schedule of Noncash Investing and Financing Activities
        Conversion of Accrued Dividends on Redeemable Convertible
          Stock into 253,633 Shares of Common Stock                        $        --        $   760,899
                                                                           ===========        ===========

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended June 30, 2001, are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTE 2 - Basic & Diluted Per Share

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

NOTE 3 - Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These pronouncements provide that business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than being amortized. The Company does not believe the adoption of these pronouncements will have a material effect on its financial position or results of operations.

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

SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs from September through May. Typically, the major marketing campaigns, including mailings of new catalogs and focused sales efforts, begin in September when schools reopen. This is the period when sample books are provided, free-of-charge, for review to teachers for their purchase consideration. General marketing efforts including additional sales and marketing campaigns, catalog mailings, and complimentary copies continue throughout the school year. Teachers and districts generally review and consider books throughout the school year, make their decisions in the winter and spring, and place their purchase orders with the district office or other administrative units at that time. During spring and summer, the district offices process purchase orders and send them to publishers.

For PPG, approximately 52-56% of sales via purchase orders have, historically, been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the Test Preparation product line, with purchases occurring throughout the year, with heavier sales occurring near the time the state tests are administrated as well as during the summer months. In general, the historical quarterly percentages of revenues to the full year revenues fall within a predictable range, with net sales ranging from 10-14% in the 1st quarter, 15-19% in the 2nd quarter, 52-56% in the 3rd quarter and 15-19% in the 4th quarter.

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year, so new product development and launch, as well as expenses, must be planned around the school year. A product launched in the fall of 2001, for example, should not be expected to generate significant sales until the summer of 2002.

RESULTS OF OPERATIONS

Second Quarter 2001 vs. Second Quarter 2000

Total Product Line revenue for the three months ended June 30, 2001 was $2,998,000, as compared to $2,232,000 for the same period in 2000, representing a 34.3% increase.

Income Before Taxes for the three months ended June 30, 2001 was $22,000, as compared to a loss of $2,000 for the same period in 2000, representing a $24,000 improvement from the prior year. The improvement is primarily due to the increased Test Preparation and Advanced Placement revenues and the associated gross profit.

Test Preparation product line revenue for the three months ended June 30, 2001 was $767,000 as compared to $591,000 in 2000, representing a 30.0% increase. The Test Preparation growth can be attributed to increased market penetration. During the second quarter of 2000, revenues were generated primarily from two states. In 2001 the Company had Test Preparation revenue from the existing two states and introduced product into three additional states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future.

Advanced Placement product line revenue in the second quarter of 2001 was $1,724,000 as compared to $1,102,000 for the same period in 2000, an increase of 56.4%. The Company is continuing its aggressive investment in marketing and sales for this product line and believes that this product line will continue to grow.

Instruction product line revenue was $507,000 for the three months ended June 30, 2001 as compared to $539,000 for the same period in the prior year. The Company has reduced its product development investment in this product line to focus on the Test Preparation product line. The absence of new product material in this line, with the exception of a new edition of the Company's African American History book, resulted in decreased sales for the three months ended June 30, 2001 as compared to the same period in 2000. The Company expects this trend to continue for the balance of the year.

Gross Profit for the three months ended June 30, 2001 was $1,216,000 (37.4%) as compared to $909,000 (38.4%) in the same period in 2000. The increase in dollars is a result of the overall net increase in revenue as discussed above. The decrease in margin percentage is due to product mix, as lower margin Advanced Placement revenue during the quarter ending June 30, 2001 represented 58% of total revenue as compared to 49.4% in the prior year.

Selling, General and Administrative expense for the three months ended June 30, 2001 was $1,167,000, as compared to $888,000 in 2000, an increase of $279,000 from the same period in 2000.

Selling expense increased $162,000 from the prior year. Telemarketing salaries and related benefits increased $27,000 as additional representatives were hired for the new states in which the Company introduced its Test Preparation books. Sample book and marketing expense increased $143,000 as a result of the Company's expansion of its Test Preparation products into 3 additional states.

General and Administrative expenses for the second quarter of 2001 increased $117,000 from the same period in 2000. The fluctuation is primarily related to salaries and related benefits of $71,000 due to increased personnel needed to support the Company's growth. Employee Recruitment increased $30,000 as a result of the Company's continued recruitment efforts.

Six Months 2001 vs. Six Months 2000

Total Product Line revenue for the six months ended June 30, 2001 was $4,876,000, as compared to $3,812,000 for the same period in 2000, representing a 27.9% increase.

Loss Before Income Taxes for the six months ended June 30, 2001 was $259,000, as compared to $314,000 in 2000, representing an improvement of $55,000. The improvement is primarily due to the increased Test Preparation and Advanced Placement revenues and the associated gross profit.

Test Preparation product line revenue for the six months ended June 30, 2001 was $1,934,000 as compared to $1,092,000 in 2000, representing a 77.0% increase. The Test Preparation growth can be attributed to increased market penetration. During the six months ended June 30, 2000, revenues were generated primarily from two states. In 2001 the Company had Test Preparation revenue from the existing two states and introduced product into three additional states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future.

Advanced Placement product line revenue for the six months ended June 30, 2001 was $2,154,000 as compared to $1,658,000 for the same period in 2000, an increase of 29.9%. The Company is continuing its aggressive investment in marketing and sales for this product line and believes that this product line will continue to grow.

Instruction product line revenue was $788,000 for the six months ended June 30, 2001 as compared to $1,062,000 for the same period in the prior year. The Company has reduced its product development investment in this product line to focus on the Test Preparation product line. The absence of new product material in this line, with the exception of a new edition of the Company's African American History book, which was released late in the first quarter of 2001, resulted in decreased sales as compared to the same period in 2000. The Company expects this trend to continue for the balance of the year.

Gross Profit for the six months ended June 30, 2001 was $2,217,000 (42.2%) as compared to $1,613,000 (39.7%) in the same period in 2000. The increase in dollars is a result of the overall net increase in revenue as discussed above. The increase in margin percentage is due to product mix, as Test Preparation revenue, with its corresponding higher gross margin, represented 39.7% of total revenue for the six months ended June 30, 2001 as compared to 28.6% in the prior year.

Selling, General and Administrative expense for the six months ended June 30, 2001 was $2,422,000, as compared to $1,891,000 in 2000, an increase of $531,000.

Selling expense increased $316,000 from the prior year. Sample book and marketing expense increased $180,000 as a result of the Company's expansion of its Test Preparation products into 3 additional states. Outside commissions increased $83,000 from the prior year due to increased Test Preparation revenue. Telemarketing salaries increased as additional representatives were hired for the new states in which the Company introduced its Test Preparation books.

General and Administrative expenses for the six months ended June 30, 2001 were $1,271,000 an increase of $213,000 from the same period in 2000. The fluctuation is primarily related to salaries and related benefits of $125,000 due to increased personnel needed to support the Company's growth. Employee Recruitment increased $46,000 as a result of the Company's continued recruitment efforts.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had cash and working capital of $315,000 and $1,303,000, respectively, as compared to cash and working capital of $297,000 and $1,306,000, respectively, as of December 31, 2000. Cash and working capital remained consistent between periods.

Inventory totaled $1,296,000 and $938,000 at June 30, 2001, and December 31, 2000 respectively. The increase is due to higher Test Preparation inventory levels as a result of recently published books in existing and new states.

Accounts Receivable totaled $1,999,000 and $1,355,000 at June 30, 2001 and December 31, 2000, respectively. The increase in Accounts Receivable is due to normal seasonality of the business.

PPG's business is substantially based on development of new educational materials, the costs of which are then amortized over a period of years. The prepublication costs of these new educational materials are capitalized on the Company's balance sheet and amortized over a 36-month period. When the Company is in an expansion mode, the amount of new product costs capitalized will tend to exceed the amount of previously developed products being amortized. Prepublication amortization expense for the six months ended June 30, 2001 increased 50.0%, to $300,000 from $200,000 for the same period in 2000. Cash used in prepublication capital expenditures and Advance Royalties totaled $849,000 and $571,000 for the six months ended June 30, 2001 and 2000 respectively. The $278,000 increase is due to the Company's investment in the development of new books. The Company also used cash of $122,000 to acquire equipment during the six months ended June 30, 2001.

The Company maintains a line-of-credit agreement with Chase Manhattan Bank, which allows for total borrowings of up to $3,000,000, subject to renewal on April 1, 2002. The agreement specifies that $2,500,000 of the total borrowings are under a two-year revolving credit agreement, with $1,000,000 of these borrowings available for acquisitions. In addition the Company also has a one-year revolving credit line in the amount of $500,000, which is available to support prepublication costs. Borrowings under the two-year revolving credit agreement are limited to 80 percent of eligible accounts receivable and 50 percent of inventory, during specified timeframes, and bear interest at the prime rate or LIBOR, plus 2.0 percent. Borrowings under the one-year revolving credit line bear interest at the prime rate plus 0.5 percent. Total borrowings are secured by all Company assets. In connection with the line-of-credit agreement, the Company has agreed to certain restrictive covenants, including, among other items, a minimum working capital level, interest rate coverage and leverage ratios, maximum capital expenditures, and restrictions on the payment of dividends. At June 30, 2001 there was $1,000,000 outstanding under the two-year revolving credit agreement and $400,000 outstanding under the one-year revolving credit agreement. Cash provided by financing activities principally resulted from net line-of-credit borrowings of $500,000 and $695,000 for the six months ended June 30, 2001 and 2000, respectively.

The Company has a commitment from Chase Manhattan Bank on a new $5,500,000 credit facility. The facility will consist of a $4,000,000 two-year revolving credit agreement with a $1,000,000 overadvance and a one-year $500,000 revolving credit agreement, which is available to support prepublication costs. The Company is in the process of negotiating the final agreement and anticipates a closing on this new facility during August of 2001.

The Company believes that its cash and line of credit, together with cash generated from operations, will be sufficient to meet its normal cash needs in 2001.

ITEM 2. CHANGES IN SECURITIES

During the second quarter of 2001, a former director of the Company exercised an option to purchase 32,625 shares of the Company's Common Stock at $1.20 per share.

In our most recent 10-KSB we reported a March 2001 isolated sale of 2,857 shares to an executive officer at $3.50 per share. This sale actually occurred in May 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On May 25, 2001 the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

     (a)  The following persons were elected to the Company's Board of
          Directors:

                                                         Votes For                 Votes Withheld
                                                         ---------                 --------------

           John C. Bergstrom                             2,860,911                       150
           Anton J. Christianson                         2,860,911                       150
           James P. Dolan                                2,860,911                       150
           Diane M. Miller                               2,860,911                       150
           James J. Peoples                              2,860,911                       150

     (b) The Company's shareholders approved the proposal to amend the Company's 1998 Stock Plan and to increase the number of shares of common stock reserved for issuance of awards thereunder.

     (c) The Company's shareholders approved the proposal to ratify the appointment of McGladrey and Pullen LLP as independent public accountants.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: August 7, 2001             PEOPLES EDUCATIONAL HOLDINGS, INC.


                                       By: /s/ James J. Peoples
                                           -------------------------------------
                                           James J. Peoples, Chairman, President
                                           and Chief Executive Officer