Form 10QSB
period 2001-09-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2001-11-13
CIK 729156

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended September 30, 2001

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _______________ to _______________.

                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


              Delaware                                  41-1368898
  -------------------------------                   -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


                   299 Market Street, Saddle Brook, NJ 07663
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (201) 712-0090
                           -------------------------
                           Issuer's telephone number

Former name:  Concourse Corporation

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,224,332 shares of Common Stock (par value $0.02 per share) outstanding on November 13, 2001.


================================================================================

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                            September 30,        December 31,
                                                                 2001               2000
                                                          -----------------     -------------
ASSETS

Current Assets


Cash and Cash Equivalents                                     $    299,974       $   296,783
Accounts Receivable Net of Allowance for
Doubtful Accounts of $51,000 and Allowance for Returns           3,779,410         1,355,235
Inventory                                                        1,352,829           938,089
Deferred Income Taxes                                               69,000            69,000
Advance Royalties                                                  391,680           244,400
Prepaid Catalog Expenses and Other Current Assets                  141,424           181,316
                                                             -------------      ------------
     Total Current Assets                                        6,034,317         3,084,823
                                                             -------------      ------------
Equipment - At Cost, Less Accumulated
Depreciation of $277,000 in 2001 and $192,000 in 2000              449,668           350,259
                                                             -------------      ------------

Other Assets

Deferred Prepublication Costs, net                               2,103,476         1,213,677
Copyrights and Goodwill, net                                         7,901             8,369
Advance Royalties                                                  266,242           418,502
Deferred Income Taxes                                               81,000            81,000
Equipment Deposits and
Other                                                              138,628           126,071
                                                             -------------      ------------
     Total Other Assets                                          2,597,247         1,847,619
                                                             -------------      ------------

Total Assets                                                  $  9,081,232       $ 5,282,701
                                                             =============      ============

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                            September 30,        December 31,
                                                                2001                 2000
                                                           ---------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current Maturities of Long Term Debt                         $      34,250       $    31,573
Accounts Payable                                                 4,276,714         1,352,265
Accrued Expenses                                                   774,751           275,592
Income Taxes Payable                                               427,465           119,657
                                                             -------------      ------------

     Total Current Liabilities                                   5,513,180         1,779,087
                                                             -------------      ------------

Long Term Debt, less current maturities                            383,027         1,056,659
                                                             -------------      ------------



Total Liabilities                                                5,896,207         2,835,746
                                                             -------------      ------------

Stockholders' Equity

Common stock, $0.02 par value; authorized
15,000,000 shares; issued and outstanding 3,224,332
shares in 2001 and 3,188,850 shares in 2000                         64,486            63,777

Additional Paid In Capital                                       2,811,462         2,757,397
Retained Earning (Deficit)                                         457,852          (231,069)

Less: Note Receivable from issuance of Stock                      (148,775)         (143,150)
                                                              ------------      ------------

Total Stockholders' Equity                                       3,185,025         2,446,955
                                                             -------------      ------------

Total Liabilities and Stockholders' Equity                    $  9,081,232       $ 5,282,701
                                                             =============      ============

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                         Three Months Ended         Nine Months Ended
                                             September 30             September 30
                                     --------------------------  ------------------------
                                         2001         2000          2001        2000
                                     --------------------------  ------------------------
Revenues:

     Product Line                      $ 6,750,616  $6,937,155   $11,626,673  $10,748,893
     Delivery                              619,508     502,573       996,777      750,074
                                       -----------------------   ------------------------
 TOTAL REVENUES                          7,370,124   7,439,728    12,623,450   11,498,967

Cost of Sales                            4,507,616   4,981,277     7,543,532    7,427,248
                                       -----------------------   ------------------------
 GROSS PROFIT                            2,862,508   2,458,451     5,079,918    4,071,719

Selling, General and
Administrative Expenses                  1,428,057   1,142,073     3,849,919    3,033,107
                                       -----------------------   ------------------------
 INCOME FROM OPERATIONS                  1,434,451   1,316,378     1,229,999    1,038,612

Interest Expense                           (26,652)    (26,435)      (81,078)     (62,929)
                                       -----------------------   ------------------------
 INCOME BEFORE INCOME TAXES              1,407,799   1,289,943     1,148,921      975,683

Federal and State Income Tax
Expense                                    569,000     516,000       460,000      406,000
                                       -----------------------   ------------------------
 NET INCOME                            $   838,799  $  773,943   $   688,921  $   569,683
                                       =======================   ========================

Net Income per Common Share

 Basic                                 $      0.26  $     0.24   $      0.22    $    0.18
 Diluted                               $      0.25  $     0.24   $      0.21    $    0.18
                                       =======================   ========================

Weighted-average Number of Common
Shares Outstanding

 Basic                                   3,224,332   3,188,850     3,201,611    3,160,668
 Diluted                                 3,316,068   3,272,370     3,269,677    3,188,508
                                       =======================   ========================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

                                     Additional        Retained
                         Common        Paid-In         (Deficit)        Notes
                         Stock         Capital         Earnings      Receivable       Total
                      ------------  --------------   -------------  ------------  -------------
Balance, December 31,
2000                     $  63,777   $   2,757,397    $   (231,069)  $ (143,150)     $ 2,446,955

Interest on Notes
Receivable from
issuance of Stock                            5,625                       (5,625)              --

Sale of Common Stock           709          48,440                                        49,149

Net Income                                                 688,921                       688,921
                      ------------  --------------   -------------  -----------    -------------

Balance, September
30, 2001                 $  64,486   $   2,811,462    $    457,852   $ (148,775)     $ 3,185,025
                      ============  ==============   =============  ===========    =============

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Nine Months Ended
                                                 -------------------------------
                                                 September 30,     September 30,
                                                     2001              2000
                                                 -------------    --------------
Cash Flows From Operating Activities
Net Income                                         $   688,921       $   569,683
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Depreciation                                         85,386            49,361
   Amortization of Prepublication Costs and
    Intangible Assets                                  474,450           316,598

Changes in Assets and Liabilities
   Accounts Receivable                              (2,424,175)       (2,611,433)
   Inventory                                          (414,740)         (204,285)
   Prepaid Catalog Expense and Other current
     assets                                             39,892           (10,452)
   Advance Royalties                                     4,980          (456,663)
   Equipment Deposits and Other                        (12,557)              668
   Accounts Payable and Accrued Expenses             3,423,608         3,926,959
   Income Taxes Payable                                307,808           307,141
                                                   -----------       -----------
      Net Cash Provided By Operating Activities      2,173,573         1,887,577
                                                   -----------       -----------

Cash Flows From Investing Activities
   Purchases of Equipment                             (184,795)         (138,268)
   Expenditures for Prepublication Costs            (1,363,781)         (546,774)
                                                   -----------       -----------
      Net Cash Used in Investing Activities         (1,548,576)         (685,042)
                                                   -----------       -----------
Cash Flows From Financing Activities
   Net Borrowings Under Line of Credit                (650,000)         (450,000)
   Sale of Common Stock                                 49,149
   Principal Payments on Long Term Debt                (20,955)         (103,506)
   Payment of Accrued Dividends on Redeemable
Convertible Stock                                                        (49,954)
                                                   -----------       -----------
      Net Cash Used In Financing Activities           (621,806)         (603,460)
                                                   -----------       -----------

      Net Increase in Cash and Cash Equivalents          3,191           599,075

Cash and Cash Equivalents
   Beginning of Period                                 296,783           143,852
                                                   -----------       -----------
   End of Period                                   $   299,974       $   742,927
                                                   ===========       ===========

Supplemental Cash Flow Information
   Cash Payments for:

      Interest                                     $    81,078       $    62,929
      Income Taxes                                     150,000            97,000
                                                   ===========       ===========

Supplemental Schedule of Noncash Investing and
Financing Activities
   Conversion of Accrued Dividends on
     Redeemable Convertible Stock into 253,633
     Shares of Common Stock                        $        --       $   760,896
                                                   ===========       ===========

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended September 30, 2001, are not necessarily indicative of the operating results to be expected for the full fiscal year.


NOTE 2 - Basic and Diluted Per Share Amounts

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.

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

For PPG, approximately 52-56% of sales via purchase orders have, historically, been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the test preparation product line, with purchases occurring throughout the year, with heavier sales occurring near the time the state tests are administered as well as during the summer months. In general, the historical quarterly percentages of revenues to the full year revenues fall within a predictable range, with net sales ranging from 10-14% in the 1st quarter, 15-19% in the 2nd quarter, 52-56% in the 3rd quarter and 15-19% in the 4th quarter.

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

RESULTS OF OPERATIONS

Third Quarter 2001 vs. Third Quarter 2000

Product line revenues for the three months ended September 30, 2001 were $6,751,000, as compared to $6,937,000 for the same period in 2000, representing a 2.7% decrease.

Income before taxes for the three months ended September 30, 2001 was $1,408,000, as compared to $1,290,000 for the same period in 2000, representing a $118,000 improvement from the prior year. The improvement is primarily due to the increased test preparation and instruction revenues and the associated gross profit.

Test preparation product line revenues for the three months ended September 30, 2001 were $1,289,000 as compared to $1,201,000 in 2000, representing a 7.3%
increase. The test preparation growth can be attributed to increased market penetration. During the third quarter of 2000, revenues were generated primarily from two states. In 2001 the Company had test preparation revenues from the same two states as 2000 and introduced product into three additional states. All test preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future.

Advanced placement product line revenues in the third quarter of 2001 were $4,714,000 as compared to $5,138,000 for the same period in 2000, a decrease of 8.2%. The decrease from the prior year is a timing issue as the year to date revenues for this product line are $71,000 higher than 2000. The Company is continuing its aggressive investment in marketing and sales for this product line and believes that this product line will continue to grow.

Instruction product line revenues were $748,000 for the three months ended September 30, 2001 as compared to $598,000 for the same period in the prior year. The increase in revenues for the quarter is due to the success of the new edition of the Company's African American History book. The Company has reduced its product development investment in this product line to focus on the test preparation product line.

Gross profit for the three months ended September 30, 2001 was $2,863,000 (38.8%) as compared to $2,458,000 (33.0%) in the same period in 2000. The increase in dollars and percentage is due in part to product mix, as lower margin advanced placement revenues during the quarter ended September 30, 2001 represented 69.8% of total product line revenues as compared to 74.1% in the prior year. In addition, net delivery revenue exceeds the prior year by $148,000 due to increased control over costs and increases in the delivery rates to customers.

Selling, general and administrative expenses for the three months ended September 30, 2001 were $1,428,000, as compared to $1,142,000 in 2000, an increase of $286,000 from the same period in 2000. Increase is a result of costs incurred to support the Company's growth.

Selling expenses increased $84,000 from the prior year as a result of increased sample book and marketing expense as a result of the Company's expansion of its test preparation products into three additional states.

General and administrative expenses for the third quarter of 2001 increased $202,000 from the same period in 2000. The fluctuation is primarily related to salaries and benefits of $85,000 due to increased personnel needed to support the Company's growth. Office expense, including rent increased $24,000 due to increased personnel and office space. Employee recruitment increased $18,000 as a result of the Company's continued recruitment efforts. Depreciation expense increased $10,000 as a result of the fixed asset expenditures in the past twelve months.


Nine Months 2001 vs. Nine Months 2000

Product line revenues for the nine months ended September 30, 2001 were $11,627,000, as compared to $10,749,000 for the same period in 2000, representing an 8.2% increase.

Net income before income taxes for the nine months ended September 30, 2001 was $1,149,000, as compared to $976,000 in 2000, representing an improvement of 17.7%. The improvement is primarily due to the increased test preparation revenues and the associated gross profit.

Test preparation product line revenues for the nine months ended September 30, 2001 were $3,222,000 as compared to $2,292,000 in 2000, representing a 40.6%
increase. The test preparation growth can be attributed to increased market penetration. During the nine months ended September 30, 2000, revenues were generated primarily from two states. In 2001 the Company had test preparation revenues from the existing two states and introduced product into three additional states. All test preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future.

Advanced placement product line revenues for the nine months ended September 30, 2001 were $6,868,000 as compared to $6,797,000 for the same period in 2000. The Company is continuing its aggressive investment in marketing and sales for this product line and believes that this product line will continue to grow.

Instruction product line revenues were $1,536,000 for the nine months ended September 30, 2001 as compared to $1,660,000 for the same period in the prior year. The Company has reduced its product development investment in this product line to focus on the test preparation product line. The absence of new product material in this line, with the exception of a new edition of the Company's African American History book, which was released late in the first quarter of 2001, resulted in decreased sales as compared to the same period in 2000. The Company expects this trend to continue for the balance of the year.

Gross profit for the nine months ended September 30, 2001 was $5,080,000 (40.2%) as compared to $4,072,000 (35.4%) in the same period in 2000. The increase in dollars and percentage is due in part to product mix, as lower margin advanced placement revenues during the nine months ended September 30, 2001 represented 59.0% of total product line revenues as compared to 63.2% in the prior year. In addition, net delivery revenue exceeds the prior year by $251,000, due to increased control over costs and increases in the delivery revenues rates to customers.

Selling, general and administrative expenses for the nine months ended September 30, 2001 were $3,850,000, as compared to $3,033,000 in 2000, an increase of
$817,000.

Selling expense increased $400,000 from the prior year. Sample book, catalog and marketing expense increased $225,000 as a result of the Company's expansion of its test preparation products into three additional states. Salaries and commission expense increased $178,000 from the prior year due to increased revenues and the hiring of additional representatives for the new states in which the Company introduced its test preparation books.

General and administrative expenses for the nine months ended September 30, 2001 were $2,005,000, an increase of $417,000 from the same period in 2000. The fluctuation is primarily related to salaries and benefits of $211,000 due to increased personnel needed to support the Company's growth; increase in rent expense of $28,000, due to the leasing of additional space in the fourth quarter of 2000; increase in depreciation expense of $36,000 as a result of the fixed asset expenditures in the past twelve months and an increase in employee recruitment expense of $63,000 as a result of the Company's continued recruitment efforts.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had cash and working capital of $300,000 and $641,000, respectively, as compared to cash and working capital of $297,000 and $1,306,000, respectively, as of December 31, 2000. Cash remained consistent between periods. Working capital decreased as a result of increases in accounts receivable, inventory and current advance royalties, offset by a greater increase in accounts payable.

Inventory totaled $1,353,000 and $938,000 at September 30, 2001, and December 31, 2000, respectively. The increase is due to higher test preparation inventory levels as a result of recently published books in existing and new states.

Accounts receivable totaled $3,779,000 and $1,355,000 at September 30, 2001 and December 31, 2000, respectively. The increase is due to normal seasonality of the business.

PPG's business is substantially based on development of new educational materials, the costs of which are then amortized over a period of years. The prepublication costs of these new educational materials and advanced royalties are capitalized on the Company's balance sheet and amortized over a 36-month period or expensed as earned. When the Company is in an expansion mode, the amount of new product costs capitalized will tend to exceed the amount of previously developed products being amortized or expensed. Prepublication amortization expense for the nine months ended September 30, 2001 increased 55.4%, to $474,000 from $305,000 for the same period in 2000. Cash used in prepublication capital expenditures and advance royalties totaled $1,364,000 and $547,000 for the nine months ended September 30, 2001 and 2000 respectively. The $356,000 increase is due to the Company's investment in the development of new books. The Company also used cash of $185,000 to acquire equipment during the nine months ended September 30, 2001.

The Company has a new line-of-credit agreement with Chase Manhattan Bank, which allows for total borrowings of up to $5,500,000, subject to renewal on August 20, 2003. The facility will consist of a $4,000,000 two-year revolving credit agreement with a $1,000,000 overadvance and a one-year $500,000 revolving credit agreement, which is available to support prepublication costs. Borrowings under the two-year agreement are limited to between 80% and 90% of eligible accounts receivable and 30% of inventory during specified time frames. The two-year agreement bears interest at the prime rate or LIBOR plus 2%, or during certain time periods prime rate plus .5% or LIBOR plus 2.5%. Borrowings under the one-year revolving credit line bear interest at the prime rate plus 0.5 percent. Total borrowings are secured by all Company assets. In connection with the line-of-credit agreement, the Company has agreed to certain restrictive covenants, including, among other items, a minimum working capital level and net worth, interest rate coverage and leverage ratios, maximum capital expenditures, and restrictions on the payment of dividends. At September 30, 2001 there was $250,000 outstanding under the two-year revolving credit agreement. Cash used in financing activities principally resulted from net line-of-credit repayments of $650,000 and $450,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

Dated: November 13, 2001               PEOPLES EDUCATIONAL HOLDINGS, INC.


                                       By: /s/ James J. Peoples
                                           -------------------------------------
                                           James J. Peoples, Chairman, President
                                             and Chief Executive Officer