Form 10KSB
period 2001-12-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2002-03-29
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                          COMMISSION FILE NO. 2-86551C

                       PEOPLES EDUCATIONAL HOLDINGS, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                       DELAWARE                                                    41-1368898
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

    YES  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. NOT APPLICABLE

State Issuer's revenues for its most recent fiscal year: $15,755,193

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $535,458. (See Item 5).

The number of shares outstanding of the Issuer's common stock on March 27, 2002 was 3,216,933.

Documents incorporated by reference: NONE.

                                TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
PART I
         Item 1       DESCRIPTION OF BUSINESS                                     1
         Item 2       DESCRIPTION OF PROPERTY                                     7
         Item 3       LEGAL PROCEEDINGS                                           7
         Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         7

PART II
         Item 5       MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS                                 8
         Item 6       MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION                                           8
         Item 7       FINANCIAL STATEMENTS                                        14
         Item 8       CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE                                        14

PART III
         Item 9       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT                           15
         Item 10      EXECUTIVE COMPENSATION                                      19
         Item 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT                                       22
         Item 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              22
         Item 13      EXHIBITS AND REPORTS ON FORM 8-K                            23

SIGNATURES                                                                        24

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND COMPANY HISTORY

The Peoples Publishing Group, Inc. ("PPG") publishes, distributes, and markets supplementary educational texts and related materials for the K-12 market. Supplementary educational materials are predominantly softcover books that can be sold efficiently through catalogs, direct mail, telemarketing, and sales representatives to the schools. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop and acquire products for individual niches.

PPG was founded in 1989 by James J. Peoples, the current Chairperson, and by Diane M. Miller, the current Executive Vice President. It began operations in 1990 with the acquisition of a small supplementary product line aimed at the high school student-at-risk population. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc., a Minnesota corporation (the "Company," formerly Concourse Corporation), a public company with minimal operations. As a result of the merger, PPG became a wholly-owned subsidiary of the Company. All of the Company's operations are currently conducted through PPG. In November 2001, the Company reincorporated in Delaware.

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

         - Advanced Placement. PPG is the exclusive distributor for the high school market of college texts published by two major college publishers. These texts are used in senior high schools as part of advanced placement and honors classes.

The Company and PPG are located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is (201) 712-0090; the website is www.peoplespublishing.com. The contents of the Company's website are not part of, or incorporated into, this report.

INDUSTRY BACKGROUND

The School Market

Enrollments

The National Center for Education Statistics (NCES) estimates the 2001 K-12 public school enrollment to be 47.2 million and projects an all-time-high enrollment of 47.5 million in 2005. The K-8 grade portion of the enrollment in 2002 is projected at 33.5 million students, while the 9-12 projection is 13.7 million. K-8th grade enrollment represents 71.0% of the total, and the 9-12 enrollment represents the remaining 29.0%. Increase in birthrates along with immigration contribute to the enrollment growth. As enrollment grows, schools require additional funds to hire teachers, build schools, and purchase instructional materials.

Private K-12 school enrollment projections are not as current as the public school projections, but NCES 1998-1999 K-12 enrollment projections were at 4.9 million students. The same growth factors that are fueling the public school enrollment increases are expected to impact private school enrollments. In addition, enrollments may increase as a result of states like Michigan, Wisconsin, and Florida providing vouchers for students moving from underperforming public schools to private schools.


Educational Funding

School funding has traditionally been provided by the states (47.0%) and local funds (46.0%). The federal government financial contribution to schools has declined over the past several years and currently accounts for approximately 7.0% of the total. For the 2002-2003 school year, several states, responding to recession-based budget shortfalls, have reduced school funding support. Among the states that have cut or are considering reducing school funds are Alabama, Arizona, California, Georgia, Idaho, Michigan, Mississippi, North Carolina, New York, Ohio, and South Carolina. (Source: National Association of State Budget Officers)

In early 2002, Congress passed and the president signed the revised Elementary and Secondary Education Act (ESEA). The last authorization of the ESEA was in 1994. The new ESEA, called "No Child Left Behind," provides for the largest dollar increase ever in federal funding for education. The federal bill adds $6.9 billion in fiscal 2002 for the Department of Education. It is important to note that while federal aid to schools is growing, some states are pulling back in response to their budget shortfalls. (Source: Education Week 1/9/02 and Simba 1/7/02)


Instructional and Textbook Funding

K-12 instructional materials sales in 2001 increased by 7.8% over the prior year. Total 2001 sales reported by the Association of American Publishers were $3.7 billion compared to $3.4 billion in 2000. The state-adoption states where PPG rarely participates contributed the largest increase, with a growth of 19.2% in textbook sales. The open territories, a better indicator of the PPG market, grew 5.2% over the prior year. For 2002, such sales are expected to increase only slightly or stay flat.


Supplementary Materials Funding

PPG operates in the supplementary materials market segment, which is a subset of the larger Instructional Materials and Textbook market. Supplementary materials include workbooks, multimedia, electronic and other products focused on specific skills, standards, or subject areas. The Company believes this segment is one of the fastest growing areas in the education market. (Source: Veronis Schuler 12/2001

Test Preparation Funding

Although no funding figures are available from an outside source for the test preparation market, most states have state standards-based assessment requirements that are linked to graduation or promotion, and 27 hold schools accountable for results by rating the performance of all schools or identifying low-performing ones. In most states, tests are given two to three times in a student's school life. The Company believes that the Test Preparation market is one of the fastest growing niches in the supplementary materials segment and that holding schools accountable has sufficient political momentum such that schools and school districts will continue to aggressively purchase test preparation materials.

The "No Child Left Behind" Act of 2001 is expected to increase the accountability pressure on all the states. Most states will have to revise their existing assessment programs to comply with the new federal mandates requiring states to administer annual reading and mathematics tests to all students in grades 3-8 by 2005-2006. States are still free to design their own tests, but they must be aligned with their academic standards. In addition to the annual testing in grades 3-8 in reading and mathematics, ESEA also requires that states test students at least once in grades 10-12 in reading and mathematics. Also by 2007-2008, the states will be required to give students a science test at least once in grades 3-5, 6-9, and 10-12. States that fail to meet the new testing requirements stand to lose federal funding and assistance.

At present only nine states administer the required English and mathematics tests aligned with their state standards in grades 3-8. The new legislation will impact virtually every public school in the country. The state standards-based products, like those published by PPG, are expected to play an important instructional role in preparing students for the new tests. The federal legislation increases accountability pressure uniformly across all states. The current accountability pressure to prepare students for the existing state tests is a primary driver of classroom instruction. The new role of the federal government will only serve to increase the accountability pressure in schools and provide an increased opportunity for sale of PPG test preparation materials. The growth in demand for test preparation and other supplementary educational materials has outpaced the growth in demand for basal, mainstream textbooks because of increasing pressure from parents, colleges and employers for improved student performance and for accountability by schools and teachers, and repeated reports highlighting the poor comparative performance of U.S. students in mathematics and science.


Advanced Placement Funding

Advanced Placement materials are used in high school courses for college credit using college textbooks. PPG has agreements with two college publishers giving PPG exclusive rights to distribute these publishers' college texts to high schools. According to the College Board, 840,000 students were enrolled in Advanced Placement courses in 2001, with 1,400,000 Advanced Placement exams taken that year. Between 2000-2001, the number of AP students increased by 9.0%. (Source: College Board.) High scores on the Advanced Placement exam add to a school's prestige and recognition as a quality school.


PRODUCTS

Print supplementary educational materials are predominantly softcover books that can be sold efficiently through catalogs, direct mail, telemarketing and sales representatives to the schools. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop and acquire products for individual niches. PPG develops and sells its own proprietary products and also distributes other publishers' products. PPG's current product line consists of supplementary educational materials in three market niches:

         - Test Preparation. PPG publishes materials for use by schools to help prepare students for required state proficiency tests, grades 3-9. Given the increasing legislative mandates and funding for testing of all public school students several times throughout their K-12 education, PPG took the initiative during 1997 of entering the test preparation market by developing a successful group of test preparation materials. The test preparation materials represented approximately 31.0% of the Company's 2001 product line revenues.

         - Instruction. Proprietary and distributed texts and related materials which focus on remedial and multicultural instruction for the student-at-risk and urban markets, grades K-12. PPG's current Instruction products include a particular emphasis on social studies and life skills. Instruction materials represented approximately 17.0% of the Company's 2001 product line revenues.

         - Advanced Placement. PPG is the exclusive distributor of college texts published by two college publishers. These texts are used in senior high schools as part of Advanced Placement and honors classes. Advanced Placement revenues represented approximately 52.0% of the Company's 2001 product line revenues. The Advanced Placement program, sponsored by the College Board, is an intense program of college level curricula and examinations that provide high school students with an opportunity to earn advanced placement, college credits, or both at nearly 3,000 universities and colleges across the country.


PRODUCT DEVELOPMENT

PPG combines its internal product development resources with outside freelance talent to develop and design its proprietary products in a cost-effective manner. PPG utilizes a variety of outside authors, writers, editors, and development houses to develop products. Sometimes this outside talent is compensated with a flat fee, sometimes with a royalty contract where payment is made contingent on actual sales of the product. Some authors, especially Test Preparation authors, are provided advances against future royalty earnings. Royalties paid by PPG range from 0.75% to 15.0%.

PPG's Editorial Department expanded in 2001. With this expansion, the responsibility for maintaining editorial quality, schedules, and budgets will shift from authors to PPG. Having editorial procedures in place and the staff to implement those procedures are expected to result in timely product that meets the needs of the market.

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

All printing is contracted to outside vendors by competitive bidding. All printers utilized by PPG are located in the United States. Approximately 55.0% of the Company's printing in 2001 was done by one printer, although the Company utilizes other printers who would be available if the services of this printer become unavailable.

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


CUSTOMER BASE

No customer during 2001 or 2000 represented more than 10% of total revenues.


SALES, MARKETING, AND DISTRIBUTION

Overview

PPG conducts its sales activities through an inside sales group, direct mail, conventions, workshops, and outside sales representatives, which consist of both salaried and independent representatives. The Company believes this system is well suited to the supplementary educational material market where purchasing decisions are typically made at the local or school level. As the Company grows, however, more extensive use of outside sales representatives is expected.


Over the past 10 years, PPG has created niche catalogs, built an in-house customer list, and systematically mailed catalogs each school year (September-June), reaching approximately 400,000 catalogs mailed in the 2001-2002 school year.

PPG continues to add resources to grow its marketing and sales efforts. Test Preparation and Advanced Placement distribution will benefit from additional resources. In 2001, PPG added a national sales manager, an editorial director, marketing staff, and inside sales people. For 2002, PPG intends to add new inside and outside sales representatives. PPG also intends to increase spending for sample books, exhibits, advertising, direct mail, and marketing support.

Integrated Catalog/Inside and Outside Sales Model

In the 2001-2002 school year, approximately 400,000 copies of three catalogs will reach PPG's various market niches and include both proprietary products and distributed products. Catalogs are mailed to house lists and other appropriate contact individuals at K-12 school sites throughout the United States. Catalogs are generally produced and mailed for each product line two to three times per year. Inside and outside sales representatives work collaboratively to close sales to PPG's customers and prospects. The sales activities are supported by a computerized contact management database software.

Website

The PPG website (located at www.peoplespublishing.com) contains an online catalog of PPG's remedial titles, multicultural titles, test preparation titles, specific state standards, and tests, as well as Advanced Placement links to the two college publishers whose materials PPG distributes. The website also contains information on PPG, a conference and exhibit calendar, information on manuscript submission, a form for requesting review copies of titles, sample lessons, and other useful sections for teachers.

Sales Representatives

PPG utilizes the services of outside representatives to sell PPG's products. PPG started 2001 with all independent sales representation, but during the year placed salaried representatives in key territories. Going forward, the Company plans to build a sales organization with a mix of independent and salaried salespeople.

Warehouse and Distribution

PPG has outsourced warehousing and distribution/shipping services to Mercedes Distribution Center (MDC), located in Brooklyn, NY. MDC warehouses and ships PPG's Instruction and Test Preparation products. Orders for Advanced Placement materials are billed by PPG and drop shipped by the college publishers to PPG's customers. Starting in early 2001, PPG fully implemented its own internal data processing system. MDC provides the warehousing and distribution/shipping services. The services that MDC provides are material to PPG.


COMPETITION

In 2000, the print portion of the supplementary educational publishing market size was estimated at $1.5 billion. The top nine supplementary publishers accounted for approximately $1.0 billion or 67.0% of the 2000 supplemental sales. These sales cover a wide variety of print products, including workbooks, magazines, and library/trade books (non-textbooks) used in schools. The leading supplemental publishers are McGraw-Hill, WRC Media, Scholastic, and Pearson Education. (Source: Simba, Association of American Publishers)

There are also numerous other companies and divisions of large companies that are competitors with PPG. These publishers include American Guidance Systems (remedial materials), Educational Design (test preparation), Curriculum Associates (test preparation), and Globe Books (remedial and multicultural). In addition, the Company competes with the major college publishers who sell their textbooks and other products in the high school Advanced Placement market. Many of the Company's competitors are well-established, significantly larger, and have substantially greater financial and marketing resources than the Company.


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

EMPLOYEES

As of December 31, 2001, the Company had approximately 76 employees. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are good.


AVAILABLE INFORMATION

The Company files annual, quarterly, and current reports, and other information with the SEC. You may read and copy any reports, statements, or other information we file at the SEC's Public Reference Room, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549, and 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. You can request copies of these documents, upon payment of a duplicating fee, by writing the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Company's filings are also available to the public on the SEC website at http://www.sec.gov.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company and PPG own no real property. The Company and PPG conduct their operations in one facility. PPG leases approximately 10,300 square feet of office space in Saddle Brook, New Jersey, at a current rental of $176,000 per year. This lease expires October 31, 2004.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded over the counter by broker/dealers in the Minneapolis-St. Paul, Minnesota, metropolitan area from approximately December 1983 until October 1996, when all active trading ceased. Trading in the Company's common stock had been extremely limited since at least 1993, and, as of December 31, 1994, there was only one broker/dealer in Minneapolis-St. Paul, Minnesota, providing bid and asked quotations. The last bid quote known to the Company for the Company's common stock was published as of the close of business on October 22, 1996, and was $0.005 per share ($0.10 if adjusted for the 20-to-1 reverse stock split which occurred after the date of the last bid). The Company is unaware of any broker/dealer who has published bid or asked quotations for the Company's common stock since October 22, 1996.

There were approximately 240 shareholders of record as of March 8 ,2002, including the Depository Trust Company which held 40,476 shares. The Company has not paid any dividends on its common shares in the past two years and anticipates retaining future earnings, if any, to finance operations of the Company.

During the first quarter of 2000, certain officers and directors converted $810,850 of accrued dividends on the preferred redeemable convertible stock into 253,633 shares of common stock at a conversion price of $3.00 per share and were paid cash of $49,951. In March 2001, there was an isolated sale of 2,857 shares to an executive officer at $3.50 per share. In May 2001, a former director exercised an option to purchase 32,625 shares of the company's common stock.

The company's revolving credit agreement contains a covenant prohibiting the company from declaring or paying any dividends on its capital stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements regarding the Company, PPG, and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing,
(6) local and state levels of educational spending, (7) the Company's and PPG's ability to retain qualified personnel, (8) PPG's ability to retain its distribution agreements in the Advanced Placement market, (9) the sufficiency of PPG's copyright protection, and (10) PPG's ability to continue to rely on the services of Mercedes Distribution Center, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieve may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

INTRODUCTION

PPG was incorporated in Delaware in 1989 and on March 19, 1990, completed an asset purchase of a high school remedial education product line from New Readers Press, a division of Laubach Literacy International. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc., a Minnesota corporation ("the Company," formerly Concourse Corporation), a public company with only minimal operations. As a result of the merger, PPG became a wholly-owned subsidiary of the Company. In November 2001, the Company reincorporated in Delaware. All of the Company's operations are currently conducted through PPG. For accounting purposes, the merger was treated as if PPG acquired Concourse Corporation in a purchase transaction.

Critical Accounting Policies
Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, the Company reviews its major assets for impairment. The Company's major operating assets are accounts receivable, inventories, prepublication assets, and property and equipment. The Company established reserves for doubtful accounts and returns based upon managements review of accounts and historical analysis. The Company also establishes reserves for slow moving and obsolete inventory based on sales history and market conditions. The Company depreciates its property and equipment and amortizes its prepublication assets over their estimated useful lives.


Recently Issued Accounting Pronouncements
In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning in January 2002. Any business combination transactions and acquisitions of intangibles in the future would be accounted for under this new guidance. The Company will cease amortization of its goodwill beginning in January 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its consolidated financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

In September 2001, the FASB issued SFAS No. 143, Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

REVENUE AND NET INCOME

Overview

Net Income for 2001 was $705,000, compared to $619,000 in 2000, an increase of 13.9%. The increase is attributable to the increases in revenues and gross margin for the year, offset by increased marketing and administrative costs associated with building an internal infrastructure to support the current and expected future growth.

2001 was a record revenue year for PPG, with product line revenues of $14,537,000, an increase of 12.6% from 2000. The increase in 2001 revenues was led by a 37.4% growth in Test Preparation revenue, and a 29.4% growth in Instruction revenue, offset by slight decrease (1.9%) in Advanced Placement revenue as reflected in the following table.

                                                2001               2000             Variance       % Variance
                                         -----------------------------------------------------------------------
Product Line Revenue
Test Preparation                               $  4,465,000       $  3,249,000        $ 1,216,000         37.4%
Advanced Placement                                7,609,000          7,759,000           (150,000)        (1.9%)
Instruction                                       2,463,000          1,903,000            560,000         29.4%
                                         -----------------------------------------------------------------------
       Total Product Line Revenue                14,537,000         12,911,000          1,626,000         12.6%
Shipping and Handling Revenue                     1,218,000            894,000            324,000         36.2%
                                         -----------------------------------------------------------------------
             Total Revenue                     $ 15,755,000       $ 13,805,000        $ 1,950,000         14.1%
                                         =======================================================================

Net Income                                     $    705,000       $    619,000        $    86,000         13.9%
                                         =======================================================================

Test Preparation product revenue

Test Preparation product line revenue was $4,465,000 in 2001 compared to $3,249,000 in 2000, representing a 37.4% increase. The revenue growth can be attributed to increased market penetration and the release of new products into new states and an increase in the number of inside and outside salespersons. In 2000, the Company had state-specific products published for five states, although 93% of the revenues came from two states. In 2001, the Company had state-specific products for seven states, with 98.9% of the revenues being generated in five states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.


Advanced Placement product revenue

Advanced Placement product line revenue was $7,609,000 in 2001 compared to $7,759,000 in 2000, representing a decrease of 1.9%. In 2001, the revenues from one of the college publishers increased by 6.4% over 2000 while revenues from the other decreased by 6.6%. The increase primarily relates to a strong list of 2000 and 2001 publications and expanded marketing and selling efforts. The revenue decrease can primarily be traced back to 2000 where the Company secured $263,000 in revenue from a one-time science adoption in a southern state and the absence of a similar opportunity in 2001. Also, the late publication of a major revision of a top-selling mathematics title resulted in the loss of 2001 revenue. The Company continues to be positive about the Advanced Placement market growth and its ability to grow revenue in this area.

Since its inception, PPG has been active in the marketing and selling of college books and products to the Advanced Placement high school market. PPG has exclusive sales and marketing agreements with two major college publishers who do not have school divisions to sell their books into the high school market. The distribution agreements are exclusive and cover all sales made to the K-12 market, including each publisher's college, trade, and professional products. Both agreements require PPG to reach annual sales performance targets and include noncompete language which restricts PPG from selling works that compete directly with the college publishers' products. The exclusive nature of both agreements provides the basis upon which PPG commits considerable sales and marketing resources to grow Advanced Placement sales. The loss of either agreement would have a material adverse effect on PPG's revenue and net income. One of the agreements has been in place for eleven years, has an expiration date of April 2002, and is in the process of being renewed. The other agreement has been in place for five years and has an expiration date of November 2004.


Instruction product revenue

Instruction products include two sales sources referred to as Student-At-Risk and Multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses distributed products to round out or fill in a full catalog of product offerings for PPG's customers. Instruction revenue increased 29.4% in 2001 over the prior year. The significant growth is attributed to an isolated sale of a proprietary Student-At-Risk title in the amount of $608,000 to a large Midwest school district. The Company has shifted its strategic focus from this product line to its Test Preparation product line.


GROSS MARGIN AND COST OF REVENUE

Gross Margin increased from $5,060,000 in 2000 to $6,697,000 in 2001. In addition, the gross margin percentage increased from 36.7% in 2000 to 42.5% in 2001. The increase in dollars is a result of increased overall revenue growth. The increase as a percentage of revenue is primarily due to the increase in Test Preparation revenue, not only in dollars ($1,216,000) but as a percent of total product line revenues (25.1% to 30.7%). Test Preparation revenues, which are strictly proprietary, have a significantly higher gross margin than the other product lines.

Cost of revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost decreased from 50.7% to 43.6% of revenue from 2000 to 2001. The decrease is due to a $1,776,000 increase in Instruction and Test Preparation revenues, as these products have a product cost of approximately 20% as compared to Advanced Placement products which have approximately a 78% product cost.

Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, writing, page design and makeup, art permissions and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. In book publishing, prepublication costs represent the major product development expense and, as such, can serve as an important financial indicator of new product commitment. In 2001, PPG incurred prepublication costs of $1,911,000 compared to expenditures of $779,000 in 2000.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                2001            2000          Variance      % Variance
                                           --------------------------------------------------------------
Selling, General and Administrative            $ 5,454,000     $ 4,100,000     $ 1,354,000     33.0%


Selling, General and Administrative expenses increased by $1,354,000 from 2000 to 2001. As a percent of total revenues, these expenses increased from 29.7% to 34.6%.

The marketing and selling expenditures portion of the total increased by $750,000 from 2000 to 2001, or from 13.6% to 16.6% of revenue. The fluctuation is due to increases in commission, book sample, marketing, and Internet expenses relating to the Company's increased revenues, market penetration, and brand recognition.

The general and administrative expenditures portion of the total increased by $604,000 from 2000 to 2001, or from 16.1% to 18.0% of revenue. Salaries, search fees, and related expenses increased $305,000 due to the hiring of Brian Beckwith as the Company's Chief Executive Officer and President and additional personnel to support the Company's growth. General office, computer, and depreciation expenses increased by $114,000 as a result of hiring of the additional personnel. During 2001, the Company entered into a new bank financing arrangement and incurred additional costs of $63,000 from the prior year.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,119,000. Cash was primarily provided by the predepreciation and amortization profitability of the Company, reductions in accounts receivable and prepaid expenses, an increase in accounts payable and accrued expenses, partially offset by an increase in inventory. Accounts receivable decreased as a result of the Company's improved collections efforts. Inventory increased due to higher inventory levels of proprietary products, primarily Test Preparation, as the Company has expanded its product offerings.

Net cash used in investing activities was $2,129,000, consisting primarily of prepublication expenditures of $1,911,000. PPG's business is substantially based on development of new educational materials, the costs of which are capitalized on the Company's balance sheet and amortized over a 36-month period. When the Company is in an expansion mode, the amount of new product costs capitalized will tend to exceed the amount of previously developed products being amortized. Prepublication amortization expenses for the 12 months ended December 31, 2001 increased 72.6% from $418,000 to $722,000.

Cash used in prepublication capital expenditures increased $1,132,000 in 2001 to $1,911,000 from $779,000 in 2000.

Net cash provided by financing activities was $498,000, consisting primarily of borrowings under the Company's line of credit.

In August 2001, the Company entered into a new line-of-credit agreement with a bank which allows for total borrowings of up to $5,500,000, subject to renewal in August 2003. The facility consists of a $4,000,000 two-year revolving credit agreement, with $1,000,000 overadvance and a one-year $500,000 revolving credit agreement, which is available to support prepublication costs. Borrowings under the two-year revolving credit agreement are limited to between 80 and 90 percent of eligible accounts receivable and 30 percent of inventory, during specified timeframes. The two-year agreement bears interest at the prime rate (4.75 percent at December 31, 2001) or LIBOR, plus 2.0 percent or during certain time frames, prime rate plus 0.5 percent or LIBOR plus 2.5 percent. Borrowings under the one-year revolving credit line bear interest at the prime rate plus 0.5 percent. Total borrowings are secured by all Company assets. In connection with the line-of-credit agreement, the Company has agreed to certain restrictive covenants, including, among other items, a minimum working capital level and net worth, interest rate coverage and leverage ratios, maximum capital expenditures, and restrictions on the payment of dividends. The Company was in violation of certain of these covenants at December 31, 2001, which were waived by the bank on March 12, 2002. There was $1,400,000 outstanding under the two-year revolving credit agreement at December 31, 2001.

The Company's contractual cash obligations and commercial commitments are summarized in Notes 3, 6, and 9 to the consolidated financial statements.

The Company believes that its cash and line of credit, together with cash generated from anticipated sales and gross profit, will be sufficient to meet its normal cash needs in 2002. The Company intends to continue investing in prepublication costs for its proprietary, Test Preparation products, to the extent cash flow allows. As the Company develops these products for more states, additional investment in inventories will be required.



PRODUCT DEVELOPMENT

2001 was an active product development year. The Company entered two new states with Test Preparation material and supplemented existing states with revisions of older titles and additional books. Additional resources were committed to strengthen both the internal book production and editorial departments and to add outside editorial and author development capabilities needed to support an ambitious 2002 Test Preparation publishing plan.

The state Test Preparation market continues to grow as the states demand higher academic performance from students. Most states have high stakes testing requirements, which means that students, teachers, and administrators are rewarded for positive test performance or penalized for poor performance. The support for state standards and testing has been considerably enhanced by the mandated testing of all grade 3-8 students in the new ESEA federal legislation. Presently, the Company publishes Test Preparation products for seven states, and during 2002 intends to enter two new states.

The Company developed an Instruction strategy to develop new products that align with state standards in mathematics, reading, and language arts for grades 2-9. Essential to this strategy is the market alignment of the Instruction and Test Preparation products so that both product lines are suitable for sale to an identical customer base. This means that inside and outside sales and catalog sales efforts will be synergistic, rather than isolated, unrelated efforts. The Company plans to update successful Student-at-Risk and Multicultural backlist titles, but will not aggressively seek new title development in these two areas. In Multicultural publishing, the Company completed a significant revision of the successful African American History: A Journey of Liberation text in March 2001.

Presently, PPG does not produce any proprietary products for the Advanced Placement market. However, the Company is considering a publishing program to produce proprietary Advanced Placement supplements and ancillary materials. PPG's products will not compete with any existing publisher agreements and will be crafted as supplements to help teachers and students with the Advanced Placement examinations.

The strategic growth plan for the Company calls for an emphasis on the internal development of test preparation and instruction product lines. Under favorable circumstances, the Company would consider an acquisition of a supplemental company.


SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs from September through May. Typically, the major marketing campaigns, including mailings of new catalogs and focused sales efforts, begin in September when schools reopen. This is the period when sample books are provided free-of-charge for review to teachers for their purchase consideration. General marketing efforts, including additional sales and marketing campaigns, catalog mailings, and complementary copies, continue throughout the school year. Teachers and districts generally review and consider books throughout the school year, make their decisions in the winter and spring, and place their purchase orders with the district office or other administrative units at that time. During spring and summer, the district offices process purchase orders and send them to publishers.

For PPG, approximately 52-56% of sales via purchase orders have historically been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the Test Preparation product line, with purchases occurring near the time the state tests are administrated, as well as during the summer months for summer programs that add extra test preparation for students who are behind in their performance, and for the upcoming school year.

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year, so new product development and launch, as well as expenses, must be planned around the school year. A product launched in the fall of 2001, for example, should not be expected to generate significant sales until the summer of 2002. As noted above, PPG receives and fulfills customer orders throughout the year, with the period from July to September being the largest revenue months. In general, the historical quarterly percentages of revenues to the full year revenues fall within a predictable range, with net sales ranging from 10-14% in the 1st quarter, 17-21% in the 2nd quarter, 40-44% in the 3rd quarter, and 24-28% in the 4th quarter.


ITEM 7.  FINANCIAL STATEMENTS

The information required under this heading is contained in Exhibit 99.1 filed with this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following individuals constitute the current directors and executive officers of the Company:

                                                                                                                DIRECTOR
NAME AND AGE                         PRINCIPAL OCCUPATION                                                       SINCE
------------                         --------------------                                                       --------
Brian T. Beckwith (46)                President and Chief Executive Officer of the Company and PPG since        2001
                                      December 2001. Mr. Beckwith has over 20 years of publishing industry experience, including positions in market research, consumer marketing, operations, business development, and general management. Prior to joining PPG, he was a principle in Beckwith &
                                      Associates, a publishing advisory firm specializing in start-ups, acquisitions, and Internet business development. From 1998 to
                                      2000, he was President and Chief Operating Officer of Grolier,
                                      Inc., a $450 million publisher and direct marketer of children's books and other educational products. Prior to that time, from
                                      1991 to 1997, Mr. Beckwith served in various senior management positions with K-III (Primedia) including President and Chief
                                      Executive Officer of the Special Interest Magazine Group. Mr.
                                      Beckwith has also held management positions with Murdoch
                                      Magazines, CBS Magazines, and Ziff-Davis Publishing. He holds a
                                      B.A. from New England College and an M.B.A. from Fordham
                                      University's Graduate School of Business.

John C. Bergstrom (41)                Partner in RiverPoint Investments, Inc., a St. Paul,                      1998
                                      MN-based business advisory firm since 1995. From November 1998 to
                                      January 2000, Mr. Bergstrom served as the Company's and PPG's
                                      Chief Financial Officer. He has served as the Secretary of the
                                      Company and PPG since November 1998. From 1985 to 1995, Mr.
                                      Bergstrom was employed by Cherry Tree Investments Inc. He also serves as a director of a number of private companies, including
                                      Dolan Media Co., Interrelate, Inc., Mall Marketing Media, Inc.,
                                      and Tecmark, Inc. Mr. Bergstrom is a graduate of Gustavus Adolphus
                                      College and the University of Minnesota.

Anton J.Christianson (49)             Chairman of Cherry Tree Companies. Mr. Christianson is the                1998
                                      Co-founder and Managing General Partner of Cherry Tree Companies,
                                      a firm involved in asset management and investment banking. He has been an active investor in private equities and micro-cap public equities for 24 years. He serves as a director for several public and private companies including Transport Corporation of America,
                                      Inc.; AmeriPride Services, Inc.; Dolan Media Company;



                                      Fair, Isaac and Company; and Capella Education. Mr. Christianson
                                      is a graduate of St. John's University, Collegeville, MN and earned an M.B.A. from Harvard Business School.

Michael L. DeMarco  (37)              Vice-President of Finance and Operations of the Company and PPG           n/a
                                      since May 1999. Mr. DeMarco has over 14 years of experience in finance and accounting. Prior to joining PPG, Mr. DeMarco was
                                      Controller for Health Tech, a health care products company, from
                                      1997 to 1999. Prior to joining Health Tech, he was a Controller for Omnitech Corporate Solutions, a computer integration and software development company. Mr. DeMarco also spent four years as an auditor with Ernst and Young. Mr. DeMarco is a graduate of Pace
                                      University in New York and is a Certified Public Accountant.


James P. Dolan (52)                   Since 1993, Chairman, President and Chief Executive Officer and           1999
                                      founder of Dolan Media Company, Minneapolis, a specialized business information company that is the world's largest public records gatherer, publishes daily and weekly business newspapers in 17 U.S. markets, and operates Henry M. Greene & Company, a leading business-to-business teleservices provider. From 1989 to
                                      1993, he was executive vice president of the Jordan Group, New
                                      York City, an investment bank specializing in media. He previously held executive positions with News Corporation Ltd. in New York,
                                      Sun-Times Company of Chicago, and Centel Corp., Chicago, and also was an award-winning reporter and editor at newspapers in San
                                      Antonio, New York, Chicago, Sydney, and London. He serves as a director of several private companies and is a journalism graduate of the University of Oklahoma. Mr. Dolan has served as a director of PPG since 1999.


Diane M. Miller (49)                  Co-founder and Executive Vice President of PPG since 1989, and            1998
                                      Executive Vice President of the Company. Her educational
                                      publishing experience encompasses general management, market research, editorial, and marketing. Prior to forming PPG, Ms.
                                      Miller was publisher of Globe Books, a remedial education
                                      publisher owned by Simon and Schuster. Prior to joining Globe
                                      Books, she was Senior Editor of Reading for Harcourt Brace
                                      Jovanovich. Ms. Miller is a graduate of Centre College of
                                      Kentucky.

James J. Peoples (64)                 Co-founder, Chairman, President and Chief Executive Officer and           1998
                                      Treasurer of PPG since 1989. Chairman, President, Chief Executive
                                      Officer, and Treasurer of the Company. Effective December 2001,
                                      Mr. Peoples


                                      resigned as CEO and President of PPG and the Company and remains
                                      Chairman of the Board. He has 36 years of experience in schoolbook publishing, including positions in sales, sales management, corporate staff assignments, and general management. Prior to forming PPG, Mr. Peoples was President of the Prentice Hall School
                                      Group for seven years and served three years as Group President of the $350 million Simon and Schuster Educational Group. Mr. Peoples is a graduate of Oregon State University.



Matti A. Prima (46)                   Senior Vice President of Business Development since, August 1999          n/a
                                      Mr. Prima also serves as President, Education Development
                                      Division. Mr. Prima has over 20 years of experience in finance, communications, and publishing. Prior to joining Peoples
                                      Publishing, Mr. Prima was VP Finance with Siegel Gale, an
                                      Interactive Brand Management Company from 1998 to 1999, where he was responsible for all divisional budget decisions, funding decisions relating to commercial credit, investment banking, corporate finance, acquisitions, and risk management. Prior to that, Mr. Prima's work experience included KPMG Peat Marwick,
                                      Corporate Transactions; and Henry Ansbacher as Senior Managing
                                      Director. Mr. Prima is a graduate of Bloomsburg State University and has an M.B.A. from Pepperdine University.


In accordance with a voting agreement between Mr. Peoples and Cherry Tree Ventures III, LP, each party has agreed to vote for the director designated by the other party. Mr. Christianson has been designated by Cherry Tree Ventures III, LP and Mr. Peoples has designated himself to serve on the Board.

         Board Committees. The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is currently composed of Messrs. Christianson and Dolan. The Audit Committee meets with the Company's independent auditors and representatives of management to review the internal and external financial reporting of the Company, reviews the scope of the internal auditors' examination, considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments, and approves any material non-audit services to be provided by the Company's independent auditors.

         The Compensation Committee is currently composed of Messrs. Bergstrom, Christianson, and Dolan. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation, stock options and benefits of officers and employees. The Compensation Committee has established a Stock Grant Subcommittee, currently composed of Messrs. Christianson and Dolan, for the purpose of granting awards under the Company's 1998 Stock Plan.

         The Company does not have a nominating committee.

         Director Compensation. Each non-employee member of the Board of Directors receives $2,000 per quarter, plus $1,000 for attending each regular quarterly Board meeting, as compensation for his services. Non-employee directors are also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, commencing in 2002, each non-employee director will receive annually, on the date of election or reelection as a director, a nonqualified option to purchase 4,000 shares of the Company's common stock at an option price equal to the fair market value of the Company's common stock on the date that the option is granted. All such options are exercisable in increments of 25% each over a three-year period during the eight-year term of such options. In March 2001, all non-employee directors received options to purchase 5,000 shares each at $3.50 per share upon the terms described above.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows, for fiscal years 2001, 2000 and 1999, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Brian T. Beckwith, the Company's President and Chief Executive Officer, to James J. Peoples, the Company's Chairman and former Chief Executive Officer, and to the other executive officers of the Company whose total cash compensation exceeded $100,000 during 2001 (together with Mr. Beckwith, the "Named Executives"). Compensation to the Named Executives is paid by the Company's wholly-owned subsidiary, PPG.


                           SUMMARY COMPENSATION TABLE


                                                                                          Long-Term Compensation
                                                                  Annual Compensation             Awards
                                                               --------------------------       Securities          All Other
Name                     Position                     Year      Salary         Bonus (1)    Underlying Options   Compensation (2)
--------------------------------------------------------------------------------------------------------------------------------
Brian T. Beckwith (5)    President and CEO            2001     $     --         $     --          125,000            $     --

James J. Peoples         Chairman                     2001     $145,000         $ 46,946               --            $  1,251
                                                      2000     $145,000         $ 29,451               --            $  1,179
                                                      1999     $126,912         $     --               --            $  1,067

Diane M. Miller          Executive                    2001     $131,923         $ 31,297           75,000            $    264
                         Vice President               2000     $125,000         $ 19,634               --            $    192
                                                      1999     $ 94,964         $     --               --            $    392

Matti A. Prima (3)       Senior Vice President of     2001     $125,000         $  6,394               --            $    264
                         Business Development         2000     $125,000         $     --               --            $    192
                                                      1999     $ 46,058         $     --          100,000            $     48

Michael L. DeMarco (4)   Vice President of            2001     $104,337         $ 23,473                0            $    264
                         Finance and Operations       2000     $ 95,933         $ 14,725           10,000            $    192
                                                      1999     $ 52,038         $     --           12,000            $    112

(1) Represents bonuses earned in the year set forth in the table but paid the following year.
(2)  Represents premiums paid by PPG for life insurance.
(3)  Mr. Prima was appointed an executive officer in August 1999.
(4)  Mr. DeMarco was appointed an executive officer in May 1999.
(5)  Mr. Beckwith was appointed an executive officer in December 2001.

The following table contains information concerning individual grants of stock options to each of the Named Executives during the last fiscal year.

                              Options        Employees in      Exercise  Expiration
           Name               Granted         Fiscal Year      Price ($)    Date
--------------------------------------------------------------------------------------
Brian T. Beckwith (2)         125,000             61%           $3.00     12/18/11
Diane Miller (1)              75,000              37%           $3.00     10/26/11

(1) Becomes exercisable 20,000 shares on October 26, 2001 and 13,750 on July 1, 2002, 2003, 2004 and 2005.
(2) Becomes exercisable 33,333 shares on December 18, 2001, 16,667 on January 1, 2002, 16,666 on December 31, 2002, 33,333 on January 1, 2003, and 25,001 on
January 1, 2004.

No options were exercised in 2001 by the Named Executives. The following table sets forth information with respect to the Named Executives concerning unexercised options held as of December 31, 2001.


          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                   Number of Securities
                                                 Underlying                      Value of Unexercised
                        Shares                     Unexercised Options           In-The-Money Options
                       Acquired      Value          At Fiscal Year End         At Fiscal Year End $ (1)
        Name          on Exercise  Realized     Exercisable  Unexercisable    Exercisable  Unexercisable
        ----          -----------  --------     -----------  -------------    -----------  -------------
Brian T. Beckwith          --         --          33,333         91,667 $        $    --          --
Diane M. Miller            --         --          52,625          55,000         $58,725         $--
Matti A. Prima             --         --          46,000          54,000         $    --         $--
Michael L. DeMarco         --         --          14,000           8,000         $    --         $--


         (1) There is no established trading market for the Company's Common Stock and the Company is not aware of recent trading. The values in the table have been calculated assuming a per share price of $3.00 which reflects the price at which the Company has recently issued stock options.


EMPLOYMENT AGREEMENTS

         In December 2001, the Company and PPG entered into an employment agreement with Brian T. Beckwith, the Company's President and Chief Executive Officer. The agreement has an initial term of three years and will continue thereafter from year to year unless terminated by either party by 180 days' prior notice before the end of each contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Beckwith ceases to be employed. If Mr. Beckwith is terminated by the Company without cause or if Mr. Beckwith resigns for good reason, Mr. Beckwith is entitled to 18 months of severance, reduced by any salaries he receives from third parties during the severance period. If the Company provides Mr. Beckwith notice of non-renewal, Mr. Beckwith is entitled to 12 months of severance, reduced by any salaries he receives from third parties during the severance period. The agreement also provides for the Company's repurchase right and Mr. Beckwith's put right to the Company with respect to Company stock owned by Mr. Beckwith following termination of his employment. Mr. Beckwith is also entitled to pay the exercise price for his options pursuant to a five-year note.

           James J. Peoples resigned as President and Chief Executive Officer of PPG and the Company in December 2001. Mr. Peoples remains the Chairman of the Board of Directors of PPG and the Company. PPG entered into an employment agreement with Mr. Peoples in 1990. The employment agreement between Mr. Peoples and PPG continues from year to year unless terminated by either party at least 60 days prior to the end of each contract year. This agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Peoples ceases to be employed by PPG.

         In July 2001, the Company and PPG amended and restated the employment agreement with Diane M. Miller, originally entered into in 1990. The agreement has an initial term of three years and will continue thereafter for successive one-year periods unless terminated by either party at least 60 days prior to the end of the contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Ms. Miller ceases to be employed. If Ms. Miller is terminated without cause or if Ms. Miller resigns for good reason, Ms. Miller is entitled to 12 months of severance. The Company has a right of first refusal with respect to any share transfers of Company stock by Ms. Miller to a competitor.

         In October 2001, the Company entered into a two-year employment agreement with Matti A. Prima, the Company's Senior Vice President - Business Development. After the expiration of the initial term, the agreement may be extended by mutual agreement. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Prima ceases to be employed.

         In May 1999, the Company entered into a three-year employment agreement with Michael L. DeMarco, the Company's Vice President of Finance and Operations. After the expiration of the initial term, the agreement may be extended by mutual agreement. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information provided to the Company as to the beneficial ownership of the Company's Common Stock as of March 8, 2002 by
(i) the only stockholders known to the Company to hold 5% or more of such stock, and (ii) each of the directors, the Named Executives set forth in the table on the next page, and directors and officers as a group.

                                                              COMMON STOCK
          BENEFICIAL OWNER                              BENEFICIALLY OWNED (1)                TOTAL (%)
          ----------------                              ----------------------                ---------
          Brian T. Beckwith (1).........................           50,000                          1.5%

          James J. Peoples..............................          724,581                         22.5%

          Diane M. Miller (1)...........................          299,345                          9.2%

          John C. Bergstrom (1) ........................           62,817                          1.9%

          Anton J. Christianson (1)(2) .................        2,060,847                         64.0%

          James P. Dolan (1)............................           24,167                           *

          Matti A. Prima (1)............................           48,857                          1.5%

          Michael L. DeMarco (1)........................           14,000                           *

          Directors and officers as
              a group (8 persons) (1)...................        3,284,614                         94.8%


* Less than 1%
(1) Includes shares of Common Stock subject to outstanding stock options exercisable within 60 days as follows: Mr. Beckwith, 50,000 shares; Ms. Miller, 52,625 shares; Mr. Bergstrom, 56,875 shares; Mr. Christianson, 2,500 shares; Mr. Dolan, 24,167 shares; Mr. Prima, 46,000 shares; Mr. DeMarco, 14,000 shares; and directors and officers as a group, 246,167 shares.
(2) Represents ownership of Stock owned by Cherry Tree Ventures III, LP, of which Mr. Christianson is Managing General Partner.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1998, prior to PPG becoming a wholly-owned subsidiary of the Company, Mr. Peoples and Ms. Miller each exercised a stock option to purchase 50,000 shares of PPG shares at $1.25 per share. These options had been granted to Mr. Peoples and Ms. Miller in 1993. PPG loaned Mr. Peoples and Ms. Miller each $62,500 to exercise such options. The nonrecourse promissory notes evidencing such loans together with the interest accruing at 6% per annum are due and payable on July 31, 2003 and are reflected as reductions to shareholders' equity.

During 2001, 2000, and 1999, the Company utilized Press of Ohio, a printing company which is affiliated with Roy E. Mayers and Hess Management Company. The Company paid $1,060,000, $791,000, and $191,000 for these services in 2001,
2000, and 1999, respectively. Mr. Mayers resigned as a director of the Company in April 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.

EXHIBIT
 NO.              DESCRIPTION

3.1               Certificate of Incorporation of the Registrant filed herewith.

3.2               Bylaws of the Registrant filed herewith.

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

10.5              Employment Agreement between the Company and Matti A. Prima
                  (filed herewith).

10.6              Employment Agreement between the Company and Michael L.
                  DeMarco (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-KSB for the year ended December 31,2000).

10.7 Employment Agreement between the Company and Brian T. Beckwith (filed herewith).

10.8 Employment Agreement between The Peoples Publishing Group, Inc. and Diane M. Miller (filed herewith).

21 Subsidiaries of the Registrant: The Peoples Publishing Group, Inc., a Delaware corporation.

99.1 The Registrant's Audited Financial Statements for the Years Ended December 31, 2001 and 2000, with notes thereto and the auditor's report thereon.

(b) Reports on Form 8-K. On November 9, 2001, the Company filed a Current Report on Form 8-K to report under Item 5 that the Company had been reincorporated in Delaware.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PEOPLES EDUCATIONAL HOLDINGS, INC.
Date:  March 27, 2002

                          /s/ Brian T. Beckwith
                          ----------------------------------------------------
                          Brian T. Beckwith, Chief Executive
                             Officer and President (principal executive officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 27, 2002.

                          /s/ Brian T. Beckwith
                          ----------------------------------------------------
                          Brian T. Beckwith, President and Chief Executive
                             Officer


                          /s/ Michael L. DeMarco
                          ----------------------------------------------------
                          Michael L. DeMarco, Vice President, Finance and
                             Operations (principal financial and accounting officer)

                          /s/ James J. Peoples
                          ----------------------------------------------------
                          James J. Peoples, Chairman,

                          /s/ Diane M. Miller
                          ----------------------------------------------------
                          Diane M. Miller, Executive Vice President
                             and Director

                          /s/ John C. Bergstrom
                          ----------------------------------------------------
                          John C. Bergstrom, Secretary and Director

                          /s/ Anton J. Christianson
                          ----------------------------------------------------
                          Anton J. Christianson, Director

                          /s/ James P. Dolan
                          ----------------------------------------------------
                          James P. Dolan, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Pursuant to the requirements of Instructions to Form 10-KSB, the registrant supplementally files herewith for the information of the Commission is a copy of the Company's proxy statement mailed to shareholders in connection with the Company's 2001 and 2002 Meetings of Shareholders.