Form 10QSB
period 2002-03-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2002-05-14
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                 to                .
                               ---------------    ---------------

                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
                       -----------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                   41-1368898
              --------                                   ----------
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


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,216,933 shares of Common Stock (par value $0.02 per share) outstanding on May 13, 2002.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                               March 31, 2002   December 31, 2001
                                                               --------------  -------------------
ASSETS
------

Current Assets
--------------

Cash and Cash Equivalents                                        $  255,833         $  784,540
Accounts Receivable Net of Allowance for Doubtful Accounts
  of $51,000 and Allowance for Returns                              502,138            987,603
Inventory                                                         1,229,889          1,426,403
Advance Royalties                                                   440,689            349,179
Prepaid Catalog Expenses and Other Current Assets                    68,554             49,328
Refundable Income Taxes                                             113,836
Deferred Income Taxes                                               122,000            122,000
                                                                 ----------         ----------
     Total Current Assets                                         2,732,939          3,719,053
                                                                 ----------         ----------

Equipment - At Cost, Less Accumulated Depreciation
of $343,000 in 2002 and $310,000 in 2001                            471,828            450,327
                                                                 ----------         ----------

Other Assets
------------


Deferred Prepublication Costs, net                                2,851,185          2,402,852
Advance Royalties                                                     5,131            251,095
Deferred Income Taxes                                                33,000             33,000
Equipment Deposits and Other                                         77,779             49,228
                                                                 ----------         ----------
     Total Other Assets                                           2,967,095          2,736,175
                                                                 ----------         ----------

Total Assets                                                     $6,171,862         $6,905,555
------------                                                     ==========         ==========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                March 31, 2002    December 31, 2001
                                                              -----------------  -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------

Current Maturities of Long Term Debt                              $    35,295        $    35,295
Accounts Payable                                                      942,080          1,630,105
Accrued Expenses                                                      495,387            433,180
Line of Credit                                                        250,000                  -
Income Taxes Payable                                                        -            114,965
                                                                  -----------        -----------
     Total Current Liabilities                                      1,722,762          2,213,545
                                                                  -----------        -----------

Long Term Debt, less current maturities                             1,415,371          1,523,801
                                                                  -----------        -----------


Total Liabilities                                                   3,138,133          3,737,346
-----------------                                                 -----------        -----------

Stockholders' Equity
--------------------

Common stock, $0.02 par value; authorized 8,500,000 shares;
  issued and outstanding 3,216,933 shares in 2002 and 2001             64,338             64,338



Additional Paid In Capital                                          2,782,065          2,780,190
Retained Earnings                                                     339,851            474,331


Less: Note Receivable from issuance of Stock                         (152,525)          (150,650)
                                                                  -----------        -----------

Total Stockholders' Equity                                          3,033,729          3,168,209
--------------------------                                        -----------        -----------

Total Liabilities and Stockholders' Equity                        $ 6,171,862        $ 6,905,555
------------------------------------------                        ===========        ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                    2002              2001
                                                                             --------------------------------------
Revenue:
  Product Line                                                                    $   2,241,152      $   1,878,551
  Delivery                                                                              198,539            126,303
                                                                             --------------------------------------
    TOTAL REVENUE                                                                     2,439,691          2,004,854

Cost of Revenue                                                                       1,219,495          1,003,312
                                                                             --------------------------------------
    GROSS PROFIT                                                                      1,220,196          1,001,542

Selling, General and Administrative Expenses                                          1,419,450          1,255,137
                                                                             --------------------------------------
    LOSS FROM OPERATIONS                                                              (199,254)          (253,595)

Interest Expense                                                                       (25,226)           (27,159)
                                                                             --------------------------------------
    LOSS BEFORE INCOME TAXES                                                          (224,480)          (280,754)

Federal and State Income Tax Benefit                                                   (90,000)          (117,500)
                                                                             --------------------------------------
    NET LOSS                                                                      $   (134,480)      $   (163,254)
                                                                             ======================================

Net Loss per Common Share
    Basic and Diluted                                                             $      (0.04)      $      (0.05)

Weighted-average Number of Common Shares Outstanding
    Basic and Diluted                                                                 3,216,933          3,188,850
                                                                             ======================================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                     Additional        Retained
                                       Common         Paid-In         (Deficit)          Notes
                                        Stock         Capital          Earnings       Receivable          Total
                                    ------------- ---------------- ----------------  --------------   ---------------
Balance, December 31, 2000           $     63,777  $     2,757,397  $   (231,069)     $  (143,150)     $   2,446,955

Interest on Notes Receivable from
issuance of Stock                               -            7,500              -          (7,500)                 -

Sale of Common Stock                          709           48,440              -               -             49,149

Purchase of Common Stock                     (148)         (33,147)             -               -            (33,295)

Net Income                                      -                -        705,400               -            705,400
                                    ------------- ---------------- ----------------  --------------   ---------------

Balance, December 31, 2001                 64,338        2,780,190        474,331        (150,650)         3,168,209

Interest on Notes Receivable from
issuance of Stock                               -            1,875              -          (1,875)                 -

Net Loss                                        -                -      (134,480)               -           (134,480)
                                    ------------- ---------------- ----------------  --------------   ---------------

Balance, March 31, 2002              $     64,338  $     2,782,065  $     339,851     $  (152,525)     $   3,033,729
                                    ============= ================ ================  ==============   ===============

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Three Months Ended
                                                                        March 31, 2002      March 31, 2001
                                                                    -------------------  ------------------
Cash Flows From Operating Activities
Net Loss                                                                $    (134,480)       $   (163,254)
Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities
    Depreciation                                                                33,467              27,333
    Amortization of Prepublication Costs and Intangible Assets                 251,976             135,978
Changes in Assets and Liabilities
    Accounts Receivable                                                        485,465             297,342
    Inventory                                                                  196,514           (123,906)
    Prepaid Catalog Expense and Other current assets                          (19,226)              79,241
    Advance Royalties                                                          154,454            (96,587)
    Equipment Deposits and Other                                              (28,551)              32,242
    Accounts Payable and Accrued Expenses                                    (625,818)           (151,209)
    Income Taxes Payable or Refundable                                       (228,801)           (239,520)
                                                                    -------------------  ------------------
        Net Cash Provided By (Used In) Operating Activities                     85,000           (202,340)
                                                                    -------------------  ------------------

Cash Flows From Investing Activities
    Purchases of Equipment                                                    (54,968)           (108,968)
    Expenditures for Prepublication Costs                                    (700,309)           (196,630)
                                                                    -------------------  ------------------
        Net Cash Used in Investing Activities                                (755,277)           (305,598)
                                                                    -------------------  ------------------

Cash Flows From Financing Activities
    Net Borrowings Under Line of Credit                                        150,000             400,000
    Principal Payments on Long Term Debt                                       (8,430)             (7,542)
                                                                    -------------------  ------------------
        Net Cash Provided By Financing Activities                              141,570             392,458
                                                                    -------------------  ------------------

        Net Decrease in Cash and Cash Equivalents                            (528,707)           (115,480)

Cash and Cash Equivalents
    Beginning of Period                                                        784,540             296,783
                                                                    -------------------  ------------------
    End of Period                                                        $     255,833        $    181,303
                                                                    ===================  ==================

Supplemental Cash Flow Information
    Cash Payments for:
        Interest                                                         $      25,226        $     27,159
        Income Taxes                                                           132,000             120,000
                                                                    ===================  ==================

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended March 31, 2002, are not necessarily indicative of the operating results to be expected for the full fiscal year.


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

NOTE 3 - Recent Accounting Pronouncements

Effective January 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These pronouncements provide that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized. The Company does not believe that the adoption of these pronouncements will have a material effect on its consolidated financial statements. Any business combination transactions in the future will be accounted for under this new guidance.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements regarding Peoples Educational Holdings, Inc. (the "Company"), The Peoples Publishing Group, Inc. ("PPG") and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing,
(6) local and state levels of educational spending, (7) the Company's and PPG's ability to retain qualified personnel, (8) PPG's ability to retain its distribution agreements in the Advanced Placement market, (9) the sufficiency of PPG's copyright protection, (10) PPG's ability to continue to rely on the services of Mercedes Distribution Center, and (11) the Company's and PPG's ability to retain and increase market acceptance of its Test Preparation products in existing and new states, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieve may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs from September through May. Typically, the major marketing campaigns, including mailings of new catalogs and focused sales efforts, begin in September when schools reopen. This is the period when sample books are provided free-of-charge for review to teachers for their purchase consideration. General marketing efforts, including additional sales and marketing campaigns, catalog mailings, and complimentary copies, continue throughout the school year. Teachers and districts generally review and consider books throughout the school year, make their decisions in the winter and spring, and place their purchase orders with the district office or other administrative units at that time. During spring and summer, the district offices process purchase orders and send them to publishers.

For PPG, approximately 52-56% of sales via purchase orders have historically been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the Test Preparation product line, with purchases occurring near the time the state tests are administered, as well as during the summer months for summer programs that add extra test preparation for students who are behind in their performance, and for the upcoming school year.

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

REVENUE AND NET LOSS

Overview

Total revenue increased 21.7%, and Product Line revenue increased 19.3% for the first quarter of 2002 compared to the same period in 2001. This increase was led by a 30.2% increase in Test Preparation revenue. Net Loss for the three months ended March 31, 2002 was $134,000, which was 17.8% lower than the $163,000 loss for the three months ended March 31, 2001.

                                                   Three Months Ended
                                           March 31, 2002      March 31, 2001        Variance       % Variance
                                         ------------------------------------------------------------------------
Product Line Revenue
--------------------
Test Preparation                                 $ 1,519,000         $ 1,167,000        $ 352,000          30.2%
Advanced Placement                                   550,000             430,000          120,000          27.9%
Instruction                                          172,000             282,000         (110,000)        (39.0%)
                                         ------------------------------------------------------------------------
       Total Product Line Revenue                  2,241,000           1,879,000          362,000          19.3%
Shipping and Handling Revenue                        199,000             126,000           73,000          57.9%
-----------------------------            ------------------------------------------------------------------------
             Total Revenue                       $ 2,440,000         $ 2,005,000        $ 435,000          21.7%
                                         ========================================================================

Net Loss                                         $  (134,000)        $  (163,000)       $  29,000         (17.8%)
                                         ------------------------------------------------------------------------

Test Preparation product revenue

Test Preparation product line revenue was $1,519,000 for the first quarter in 2002 compared to $1,167,000 in 2001, representing a 30.2% increase. The revenue growth can be attributed to increased market penetration and the release of new products into new states and an increase in the number of inside and outside salespersons. During the first quarter of 2001, the Company had state-specific products published for five states. In 2002, the Company had state-specific products for seven states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.


Advanced Placement product revenue

Advanced Placement product line revenue for the first quarter in 2002 was $550,000 compared to $430,000 during the same period in 2001, representing an increase of 27.9%. The increase primarily relates to a strong list of 2001 publications and expanded marketing and selling efforts. The Company continues to be positive about the Advanced Placement market growth and its ability to grow revenue in this area.


Instruction product revenue

Instruction products include two sales sources referred to as Student-At-Risk and Multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses nonproprietary products to round out or fill in a full catalog of product offerings for PPG's customers. Instruction revenue decreased 39.0% for the first quarter in 2002 compared to the same period in 2001. The Company has shifted its strategic focus from this product line to its Test Preparation product line and expects this revenue trend to continue for the balance of the year.



GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $1,002,000 in the first quarter of 2001 to $1,220,000 for the same period in 2002, but remained consistent as a percent of revenues from 49.9% to 50.0%. The increase in dollars is a result of increased overall revenue growth.

Cost of Revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost remained consistent between the first quarters in 2001 and 2002, decreasing slightly from 29.8% of revenues in 2001 to 28.9% in 2002.

Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, writing, page design and makeup, art permissions and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For the three months ended March 31, 2002, PPG amortized $252,000 of prepublications costs as compared to $136,000 for the same period in 2001. In book publishing, prepublication costs represent the major product development expense and, as such, can serve as an important financial indicator of new product commitment. For the quarter ended March 31, 2002, PPG incurred prepublication costs expenditures of $700,000 compared to expenditures of $197,000 for the same period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                   Three Months Ended
                                           March 31, 2002      March 31, 2001   Variance    % Variance
                                           -----------------------------------------------------------
Selling, General and Administrative           $ 1,419,000     $ 1,255,000       $ 164,000      13.1%

The marketing and selling expenditures portion of the total increased by $75,000 from the first quarter of 2001 to the first quarter of 2002. The fluctuation is due to increases in salaries, commission, and marketing expenses relating to the Company's increased revenues, market penetration, and brand recognition.

The general and administrative expenditures portion of the total, increased by $89,000 from the first quarter of 2001 to the first quarter of 2002. The increase from the prior year is primarily increased salaries, due to the hiring of additional personnel required to support the Company's growth.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2002 was $85,000. Cash was primarily provided by the predepreciation and amortization profitability of the Company, reductions in accounts receivable, inventory and advance royalty, offset by a decrease in accounts payable, accrued expenses, and income taxes payable. Accounts receivable decreased as a result of the Company's improved collections efforts. Inventory decreased due to improved controls and forecasting.

Net cash used in investing activities was $755,000, consisting of prepublication expenditures of $700,000, and equipment purchases of $55,000.

Net cash provided by financing activities was $142,000, consisting primarily of borrowings under the Company's line of credit.

The Company has a line-of-credit agreement with a bank which allows for total borrowings of up to $5,500,000, subject to renewal in August 2003. The facility consists of a $4,000,000 two-year revolving credit agreement, with $1,000,000 overadvance and a one-year $500,000 revolving credit agreement, which is available to support prepublication costs. Borrowings under the two-year revolving credit agreement are limited to between 80 and 90 percent of eligible accounts receivable and 30 percent of inventory, during specified timeframes. The two-year agreement bears interest at the prime rate or LIBOR, plus 2.0 percent or during certain time frames, prime rate plus 0.5 percent or LIBOR plus
2.5 percent. Borrowings under the one-year revolving credit line bear interest at the prime rate plus 0.5 percent. Total borrowings are secured by all Company assets. In connection with the line-of-credit agreement, the Company has agreed to certain restrictive covenants, including, among other items, a minimum working capital level and net worth, interest rate coverage and leverage ratios, maximum capital expenditures, and restrictions on the payment of dividends. There was $1,300,000 outstanding under the two-year revolving credit agreement and $250,000 outstanding under one-year revolving credit agreement at March 31, 2002.

The Company believes that its cash and line of credit, together with cash generated from anticipated revenue and gross profit, will be sufficient to meet its normal cash needs in 2002. The Company intends to continue investing in prepublication costs for its proprietary, Test Preparation products, to the extent cash flow allows. As the Company develops these products for more states, additional investment in inventory will be required.

For the remainder of fiscal year 2002, the Company has contractual cash obligations, under operating and capital leases in the amount of $179,000.

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


                                     PART II

                                OTHER INFORMATION

Item 6, Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K. On January 3, 2002, the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) certain management changes, including the appointment of Brian T. Beckwith as the President and CEO of the Company and PPG.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  May 13, 2002              PEOPLES EDUCATIONAL HOLDINGS, INC.


                                                By: /s/ Brian T. Beckwith
                                                    ---------------------
                                                    Brian T. Beckwith,
                                                    President and Chief
                                                    Executive Officer