Form 10QSB
period 2002-06-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2002-08-12
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
                       -----------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                   41-1368898
 ------------------------------            ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                    299 Market Street, Saddle Brook, NJ 07663
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 712-0090
                                 --------------
                (Issuer's telephone number, including area code)


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,216,933 shares of Common Stock (par value $0.02 per share) outstanding on August 9, 2002.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                June 30, 2002    December 31, 2001
                                                                -------------    -----------------
ASSETS

Current Assets

Cash and Cash Equivalents                                         $  231,488        $  784,540
Accounts Receivable Net of Allowance for Doubtful Accounts
  of $51,000 and Allowance for Returns                             2,046,436           987,603
Inventory                                                          1,144,514         1,426,403
Deferred Income Taxes                                                122,000           122,000
Refundable Income Taxes                                              110,336                --
Advance Royalties                                                    375,546           349,179
Prepaid Catalog Expenses and Other Current Assets                     48,680            49,328
                                                                  ----------        ----------
     Total Current Assets                                          4,079,000         3,719,053
                                                                  ----------        ----------

Equipment - At Cost, Less Accumulated Depreciation
of $380,000 in 2002 and $310,000 in 2001                             499,783           450,327
                                                                  ----------        ----------

Other Assets

Deferred Prepublication Costs, net                                 3,452,633         2,402,852
Advance Royalties                                                         --           251,095
Deferred Income Taxes                                                 33,000            33,000
Equipment Deposits and Other                                          58,556            49,228
                                                                  ----------        ----------
     Total Other Assets                                            3,544,189         2,736,175
                                                                  ----------        ----------

Total Assets                                                      $8,122,972        $6,905,555
                                                                  ==========        ==========


PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                 June 30, 2002      December 31, 2001
                                                                 -------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current Maturities of Long Term Debt                               $    36,441         $    35,295
Accounts Payable                                                     2,566,309           1,630,105
Accrued Expenses                                                       464,343             433,180
Income Taxes Payable                                                        --             114,965
                                                                   -----------         -----------
     Total Current Liabilities                                       3,067,093           2,213,545
                                                                   -----------         -----------
Long-Term Liabilities

Long Term Debt, less current maturities                              1,955,538           1,523,801
Other Long-Term Liability                                               61,000                  --

Total Liabilities                                                    5,083,631           3,737,346
                                                                   -----------         -----------
Stockholders' Equity

Common Stock, $0.02 par value; authorized 8,500,000 shares;
  issued and outstanding 3,216,933 shares                               64,338              64,338

Additional Paid In Capital                                           2,783,940           2,780,190
Retained Earnings                                                      345,463             474,331

Less: Note Receivable from issuance of stock                          (154,400)           (150,650)
                                                                   -----------         -----------

Total Stockholders' Equity                                           3,039,341           3,168,209
                                                                   -----------         -----------

Total Liabilities and Stockholders' Equity                         $ 8,122,972         $ 6,905,555
                                                                   ===========         ===========


PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended                 Six Months Ended
                                                              June 30                           June 30
                                                       2002             2001             2002            2001
                                                   ----------------------------      ----------------------------
Revenue:
 Product Line                                      $ 3,794,634      $ 2,997,504      $ 6,035,788      $ 4,876,056

 Delivery and Handling                                 298,356          250,966          496,896          377,269
                                                   ----------------------------      ----------------------------
   TOTAL REVENUE                                     4,092,990        3,248,470        6,532,684        5,253,325

Cost of Revenue                                      2,559,526        2,032,606        3,779,022        3,035,917
                                                   ----------------------------      ----------------------------
   GROSS PROFIT                                      1,533,464        1,215,864        2,753,662        2,217,408

Selling, General and Administrative Expenses         1,494,570        1,166,725        2,914,011        2,421,859
                                                   ----------------------------      ----------------------------
   INCOME (LOSS) FROM OPERATIONS                        38,894           49,139         (160,349)        (204,451)

Interest Expense                                       (29,793)         (27,267)         (55,019)         (54,426)
                                                   ----------------------------      ----------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                     9,101           21,872         (215,368)        (258,877)

Federal and State Income Tax Expense (Benefit)           3,500            8,500          (86,500)        (109,000)
                                                   ----------------------------      ----------------------------
   NET INCOME (LOSS)                               $     5,601      $    13,372      $  (128,868)     $  (149,877)
                                                   ============================      ============================

Net Income (Loss) per Common Share
   Basic:                                          $      0.00      $      0.00      $     (0.04)     $     (0.05)
   Diluted:                                        $      0.00      $      0.00      $     (0.04)     $     (0.05)
                                                   ============================      ============================

Weighted-average Number of Common
Shares Outstanding
   Basic:                                            3,216,933        3,191,652        3,216,933        3,190,251
   Diluted:                                          3,280,879        3,304,113        3,216,933        3,190,251
                                                   ============================      ============================


PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                 Additional
                                  Common          Paid-In       Accumulated         Notes
                                   Stock          Capital        Earnings        Receivable         Total
                                -----------     -----------     -----------      ----------      -----------
Balance, December 31, 2001      $    64,338     $ 2,780,190     $   474,331      $  (150,650)     $ 3,168,209

Interest on Notes
Receivable from issuance
of Stock                                 --           3,750              --           (3,750)              --

Net Loss                                 --              --        (128,868)              --         (128,868)
                                -----------     -----------     -----------      -----------      -----------

Balance, June 30, 2002          $    64,338     $ 2,783,940     $   345,463      $  (154,400)     $ 3,039,341
                                ===========     ===========     ===========      ===========      ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Six Months Ended
                                                                     June 30, 2002       June 30, 2001
                                                                     -------------       -------------
Cash Flows From Operating Activities
Net Loss                                                              $  (128,868)        $  (149,877)
Adjustments to Reconcile Net Loss to Net Cash Provided by
   (Used In) Operating Activities
    Depreciation                                                           70,005              55,777
    Amortization of Prepublication Costs and Intangible Assets            551,807             300,548
Changes in Assets and Liabilities
    Accounts Receivable                                                (1,058,833)           (643,301)
    Inventory                                                             281,889            (358,058)
    Refundable Income Taxes                                              (110,336)           (141,535)
    Prepaid Catalog Expense and Other Current Assets                          648             147,194
    Advance Royalties                                                     224,728            (376,403)
    Equipment Deposits and Other                                           (9,328)              5,158
    Accounts Payable and Accrued Expenses                                 967,367           1,357,024
    Other Long-Term Liability                                              61,000                  --
    Income Taxes Payable                                                 (114,965)           (119,657)
                                                                      -----------         -----------
        Net Cash Provided by Operating Activities                         735,114              76,870
                                                                      -----------         -----------
Cash Flows From Investing Activities
    Purchases of Equipment                                               (119,460)           (122,076)
    Expenditures for Prepublication Costs                              (1,601,589)           (472,543)
                                                                      -----------         -----------
        Net Cash Used in Investing Activities                          (1,721,049)           (594,619)
                                                                      -----------         -----------
Cash Flows From Financing Activities
    Net Borrowings Under Line of Credit                                   450,000             500,000
    Sale of Common Stock                                                                       49,149
    Principal Payments on Long Term Debt                                  (17,117)            (13,017)
                                                                      -----------

        Net Cash Provided by Financing Activities                         432,883             536,132
                                                                      -----------         -----------

        Net Increase (Decrease) in Cash and Cash Equivalents             (553,052)             18,383

Cash and Cash Equivalents
    Beginning of Period                                                   784,540             296,783
                                                                      -----------         -----------
    End of Period                                                     $   231,488         $   315,166
                                                                      ===========         ===========

Supplemental Cash Flow Information
    Cash Payments for:
        Interest                                                      $    55,019         $    42,083
        Income Taxes                                                      132,000             150,000
                                                                      ===========         ===========


Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 -- Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended June 30, 2002, are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTE 2 -- Revenue Recognition and Accounts Receivable
The Company recognizes revenue upon shipment and estimates returns if the right of return exists. The allowances for returns as of June 30, 2002 and December 31, 2001, were $453,567 and $422,191, respectively. These allowances are recorded as a reduction of accounts receivable.

NOTE 3 -- Basic And  Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

NOTE 4 -- Recent Accounting Pronouncements
Effective January 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These pronouncements provide that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized. The adoption of these pronouncements did not have a material effect on the Company's consolidated financial statements. Any business combination transactions in the future will be accounted for under this new guidance.

NOTE 5 -- Other Long-Term Liability
The Company has committed to pay royalties to a publishing group for work that has been completed. The balance outstanding is not due until the next edition of the title is published which is anticipated to happen sometime in 2004. Therefore, the balance has been classified as a long-term liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD--LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements regarding Peoples Educational Holdings, Inc. (the "Company"), The Peoples Publishing Group, Inc. ("PPG") and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing,
(6) local and state levels of educational spending, (7) the Company's and PPG's ability to retain qualified personnel, (8) PPG's ability to retain, or renegotiate, its distribution agreements in the Advanced

Placement market. The Company is currently renegotiating one of its distribution agreements, which expires on December 31, 2002. (9) the sufficiency of PPG's copyright protection, (10) PPG's ability to continue to rely on the services of Mercedes Distribution Center, and (11) the Company's and PPG's ability to retain and increase market acceptance of its Test Preparation products in existing and new states, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieve may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

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

For PPG, approximately 52--56% of sales via purchase orders have historically been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the Test Preparation product line, with purchases occurring near the time the state tests are administered, as well as during the summer months for summer programs that add extra test preparation for students who are behind in their performance, and for the upcoming school year.

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year, so new product development and launch, as well as expenses, must be planned around the school year. A product launched in the fall of 2002, for example, should not be expected to generate significant sales until the summer of 2003. As noted above, PPG receives and fulfills customer orders throughout the year, with the period from July to September being the largest revenue months. In general, the historical quarterly percentages of revenues to the full year revenues fall within a predictable range, with net sales ranging from 10--14% in the 1st quarter, 17--21% in the 2nd quarter, 40--44% in the 3rd quarter, and 24--28% in the 4th quarter.

Second Quarter 2002 vs. Second Quarter 2001

REVENUE AND NET INCOME (LOSS)

Overview

Total revenue increased 26.0%, and Product Line revenue increased 26.6% for the second quarter of 2002 compared to the same period in 2001. This increase was led by a 44.6% increase in Test Preparation revenue. Net Income for the three months ended June 30, 2002 was $6,000, as compared to $13,000 for the three months ended June 30, 2001.

                                         Three Months Ended
                                    June 30, 2002   June 30, 2001    Variance     % Variance
                                    --------------------------------------------------------
Product Line Revenue
Test Preparation                      $1,109,000     $  767,000     $  342,000        44.6%
Advanced Placement                     2,266,000      1,723,000        543,000        31.5%
Instruction                              420,000        507,000        (87,000)      (17.2%)
                                    --------------------------------------------------------
       Total Product Line Revenue      3,795,000      2,997,000        798,000        26.6%
Shipping and Handling Revenue            298,000        251,000         47,000        18.7%
                                    --------------------------------------------------------
             Total Revenue            $4,093,000     $3,248,000     $  845,000        26.0%
                                    ========================================================

Net Income                            $    6,000     $   13,000     $   (7,000)


Test Preparation Product Revenue

Test Preparation product line revenue was $1,109,000 for the second quarter in 2002 compared to $767,000 in 2001, representing a 44.6% increase. The revenue growth can be attributed to increased market penetration and the release of new products into new states and an increase in the number of inside and outside salespersons. During the second quarter of 2001, the Company had state-specific products published for five states. In 2002, the Company had state-specific products for seven states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

Advanced Placement Product Revenue

Advanced Placement product line revenue for the second quarter in 2002 was $2,266,000 compared to $1,723,000 during the same period in 2001, representing an increase of 31.5%. The increase primarily relates to a strong list of publications and expanded marketing efforts, and an increase in the number of inside and outside salespersons. The Company continues to be positive about the Advanced Placement market growth and its ability to grow revenue in this area.

Instruction Product Revenue

Instruction products include two sales sources referred to as Student-At-Risk and Multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses nonproprietary products to round out or fill in a full catalog of product offerings for PPG's customers. Instruction revenue decreased 17.2% for the second quarter in 2002 compared to the same period in 2001. The Company has shifted its strategic focus from this product line to its Test Preparation product line and expects this revenue trend to continue for the balance of the year.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $1,216,000 in the second quarter of 2001 to $1,533,000 for the same period in 2002, and remained consistent as a percentage of revenue. The increase in dollars is a result of increased overall revenue growth.

Cost of Revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost remained consistent between the second quarters of 2002 and 2001.

Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, writing, page design and makeup, art permissions and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For the three months ended June 30, 2002, PPG amortized $309,000 of prepublication costs as compared to $164,000 for the same period in 2001. In book publishing, prepublication costs expenditures serves as an important financial indicator of new product commitment. For the quarter ended June 30, 2002, PPG's prepublication costs expenditures increased 226.4% to $901,000 compared to expenditures of $276,000 for the same period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                         Three Months Ended
                                                  June 30, 2002       June 30, 2001      Variance   % Variance
                                                  -------------       -------------      --------   ----------
Selling, General and Adminstrative                 $ 1,495,000         $ 1,167,000       $ 328,000     28.1%

The marketing and selling expenditures portion of the total increased by $313,000 from the second quarter of 2001 to the second quarter of 2002. The fluctuation is due to increases in salaries, commission, and marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition.

The general and administrative expenditures portion of the total remained consistent between periods, increasing only slightly by $15,000 (2.2%).

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

REVENUE AND NET LOSS

Overview

Total revenue increased 24.4%, and Product Line revenue increased 23.8% for the six months ended June 30, 2002 compared to the same period in 2001. This increase was led by a 35.9% increase in Test Preparation revenue. Net Loss for the six months ended June 30, 2002 was $129,000, as compared to a net loss of $150,000 for the same period in 2001.

                                             Six Months Ended
                                     June 30, 2002    June 30, 2001       Variance     % Variance
                                     ------------------------------------------------------------
Product Line Revenue
Test Preparation                      $ 2,629,000      $ 1,934,000      $   695,000        35.9%
Advanced Placement                      2,815,000        2,154,000          661,000        30.7%
Instruction                               592,000          788,000         (196,000)      (24.9%)
                                     ------------------------------------------------------------
       Total Product Line Revenue       6,036,000        4,876,000        1,160,000        23.8%
Shipping and Handling Revenue             497,000          377,000          120,000        31.8%
                                     ------------------------------------------------------------
             Total Revenue            $ 6,533,000      $ 5,253,000      $ 1,280,000        24.4%
                                     ============================================================

Net Loss                              $  (129,000)     $  (150,000)     $    21,000

Test Preparation Product Revenue

Test Preparation product line revenue was $2,629,000 for the six months ended June 30, 2002 compared to $1,934,000 in 2001, representing a 35.9% increase. The revenue growth can be attributed to increased market penetration and the release of new products into new states and an increase in the number of inside and outside salespersons. As of June 30, 2001, the Company had state-specific products published for five states. As of June 30, 2002, the Company had state-specific products for seven states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

Advanced Placement Product Revenue

Advanced Placement product line revenue for the six months ended June 30, 2002 was $2,815,000 compared to $2,154,000 during the same period in 2001, representing an increase of 30.7%. The increase primarily relates to a strong list of publications and expanded marketing efforts, and an increase in both inside and outside salespersons. The Company continues to be positive about the Advanced Placement market growth and its ability to grow revenue in this area.

Instruction Product Revenue

Instruction products include two sales sources referred to as Student-At-Risk and Multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses nonproprietary products to round out or fill in a full catalog of product offerings for PPG's customers. Instruction revenue decreased 24.9% for the six months ended June 30, 2002 compared to the same period in 2001. The Company has shifted its strategic focus from this product line to its Test Preparation product line and expects this revenue trend to continue for the balance of the year.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $2,217,000 for the six months ended June 30, 2001 to $2,754,000 for the same period in 2002, and remained consistent as a percentage of revenue. The increase in dollars is a result of increased overall revenue growth.

Cost of Revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost remained consistent between periods for the six months ended June 30, 2002 and 2001.

Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, writing, page design and makeup, art permissions and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For the six months ended June 30, 2002, PPG amortized $552,000 of prepublications costs as compared to $301,000 for the same period in 2001. In book publishing, prepublication costs expenditures serves as an important financial indicator of new product commitment. For the six months ended June 30, 2002, PPG's prepublication costs expenditures increased 238.7% to $1,602,000 compared to expenditures of $473,000 for the same period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                          Six Months Ended
                                                  June 30, 2002       June 30, 2001       Variance      % Variance
                                                  ----------------------------------------------------------------
Selling, General and Adminstrative                 $ 2,914,000         $ 2,422,000       $ 492,000         20.3%

The marketing and selling expenditures portion of the total increased by $388,000 for the six months ended June 30, 2002, as compared to the same period in 2001. The fluctuation is due to increases in salaries, commission, and marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition.

The general and administrative expenditures portion of the total, increased $104,000 (8.1%) for the six months ended June 30, 2002 as compared to the same period in 2001. The fluctuation is primarily due to an increase in salaries expense needed to support the Company's growth.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2002 was $735,000. Cash was primarily provided by the predepreciation and amortization profitability of the Company, reductions in inventory and advance royalty and an increase in accounts payable, offset by an increase in accounts receivable, and a decrease in income taxes payable. Accounts receivable increased as a result of increased revenue. Inventory decreased due to improved controls and forecasting.

Net cash used in investing activities was $1,721,000, consisting of prepublication expenditures of $1,602,000, and equipment purchases of $119,000.

Net cash provided by financing activities was $433,000, consisting primarily of borrowings under the Company's line of credit.

The Company has a line-of-credit agreement with a bank which allows for total borrowings of up to $5,500,000, subject to renewal in August 2003. The facility consists of a $4,000,000 two-year revolving credit agreement, with $1,000,000 overadvance and a one-year $500,000 revolving credit agreement, which is available to support prepublication costs. Borrowings under the two-year revolving credit agreement are limited to between 80 and 90 percent of eligible accounts receivable and 30 percent of inventory, during specified time frames. The two-year agreement bears interest at the prime rate or LIBOR, plus 2.0 percent or during certain time frames, prime rate plus 0.5 percent or LIBOR plus
2.5 percent. Borrowings under the one-year revolving credit line bear interest at the prime rate plus 0.5 percent. Total borrowings are secured by all Company assets. In connection with the line-of-credit agreement, the Company has agreed to certain restrictive covenants, including, among other items, a minimum working capital level and net worth, interest rate coverage and leverage ratios, maximum capital expenditures, and restrictions on the payment of dividends. There was $1,850,000 outstanding under the two-year revolving credit agreement at June 30, 2002.

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

For the remainder of fiscal year 2002, the Company has contractual cash obligations, under operating and capital leases in the amount of $157,000.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in the footnotes to our financial statements as reported at December 31, 2001. Some of the most critical policies are as follows. As a matter of policy, the Company reviews its major assets for impairment. The Company's major operating assets are accounts receivable, inventories, prepublication assets, and property and equipment. The Company established reserves for doubtful accounts and returns based upon management's review of accounts and historical analysis. The Company also establishes reserves for slow moving and obsolete inventory based on sales history and market conditions. The Company depreciates its property and equipment and amortizes its prepublication assets over their estimated useful lives.

                                     PART II

                                OTHER INFORMATION


Item 4: Submission of Matters to a vote of Security Holders

         On April 30, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, the following persons were elected to the Company's Board of
Directors:

                                          VOTES FOR:      VOTES AGAINST:

              Brian Beckwith               2,887,749           689
              John Bergstrom               2,887,749           689
              Anton Christianson           2,887,749           689
              James Dolan                  2,887,749           689
              Diane Miller                 2,887,749           689
              James Peoples                2,887,749           689

         A proposal to amend the company's 1998 Stock Plan to increase the number of shares reserved for issuance thereunder to 800,000 shares was adopted by stockholders, with 2,854,486 votes for; 15,618 votes against; 1,505 votes abstaining; and 16,829 broker non-votes.

         The appointment of the Company's auditors, McGladrey & Pullen LLP was ratified by stockholders, with 2,888,298 votes for; 30 votes against; 110 votes abstaining; and no broker non-votes.

Item 6: Exhibits and Reports on Form 8-K

Exhibit 10: Amended and Restated Employment Agreement between PPG and Michael DeMarco, dated May 17, 2002.

Exhibit 99.1: CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 99.2: CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated:     August 9, 2002          PEOPLES EDUCATIONAL HOLDINGS, INC.


                                             By: /s/ Brian T. Beckwith
                                                 ----------------------------
                                             Brian T. Beckwith, President and
                                             Chief Executive Officer