Form 10QSB
period 2002-09-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2002-11-14
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended September 30, 2002

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
                       -----------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                 41-1368898
    -------------------------------         -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                    299 Market Street, Saddle Brook, NJ 07663
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 712-0090
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,216,933 shares of Common Stock (par value $0.02 per share) outstanding on October 30, 2002.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                         September 30, 2002  December 31, 2001
                                                                         ------------------  -----------------
ASSETS

Current Assets

Cash and Cash Equivalents                                                    $    828,948     $    784,540
Accounts Receivable Net of Allowance for Doubtful Accounts
  of $51,000 and Allowance for Returns                                          2,556,190          987,603
Inventory                                                                       1,141,951        1,426,403
Deferred Income Taxes                                                             122,000          122,000
Advance Royalties                                                                 321,529          349,179
Prepaid Catalog Expenses and Other Current Assets                                 253,189           49,328
                                                                            -------------   --------------
     Total Current Assets                                                       5,223,807        3,719,053
                                                                            -------------   --------------

Equipment - At Cost, Less Accumulated Depreciation
of $422,000 in 2002 and $310,000 in 2001                                          532,102          450,327
                                                                            -------------   --------------

Other Assets

Deferred Prepublication Costs - At Cost, Less Accumulated                       4,052,738        2,402,852
     Amortization of $1,704,000 in 2002 and $1,510,000 in 2001
Advance Royalties                                                                       -          251,095
Deferred Income Taxes                                                              33,000           33,000
Deposits and Other Assets                                                           9,141           49,228
                                                                            -------------   --------------
     Total Other Assets                                                         4,094,879        2,736,175
                                                                            -------------   --------------

Total Assets                                                                $   9,850,788   $    6,905,555
                                                                            =============   ==============

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                            September 30, 2002     December 31, 2001
                                                                            --------------------  -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current Maturities of Long Term Debt                                         $        74,619       $        35,295
Accounts Payable                                                                   5,057,701             1,630,105
Accrued Expenses                                                                     237,712               433,180
Income Taxes Payable                                                                 395,164               114,965
                                                                            ----------------      ----------------
     Total Current Liabilities                                                     5,765,196             2,213,545
                                                                            ----------------      ----------------

Long-Term Liabilities

Long Term Debt, less current maturities                                              227,781             1,523,801
Accrued Royalty Payable                                                               61,000                     -

Total Liabilities                                                                  6,053,977             3,737,346
                                                                            ----------------      ----------------

Stockholders' Equity

Common Stock, $0.02 par value; authorized 8,500,000 shares;
  issued and outstanding 3,216,933 shares                                             64,338                64,338

Additional Paid In Capital                                                         2,785,815             2,780,190
Retained Earnings                                                                  1,102,933               474,331

Less: Note Receivable from issuance of stock                                        (156,275)             (150,650)
                                                                            ----------------      ----------------

Total Stockholders' Equity                                                         3,796,811             3,168,209
                                                                            ----------------      ----------------

Total Liabilities and Stockholders' Equity                                   $     9,850,788       $     6,905,555
                                                                            ================      ================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended                Nine Months Ended
                                                              September 30                      September 30
                                                           2002           2001              2002            2001
                                                      -----------------------------   --------------------------------
Revenue:
     Product Line                                          $7,813,779    $6,750,616        $13,849,566     $11,626,673
     Delivery and Handling                                    676,301       619,508          1,173,197         996,777
                                                      -----------------------------   --------------------------------
   TOTAL REVENUE                                            8,490,080     7,370,124         15,022,763      12,623,450

Cost of Revenue                                             5,408,219     4,507,616          9,187,237       7,543,532
                                                      -----------------------------   --------------------------------
   GROSS PROFIT                                             3,081,861     2,862,508          5,835,526       5,079,918

Selling, General and Administrative Expenses                1,794,475     1,428,057          4,708,486       3,849,919
                                                      -----------------------------   --------------------------------
   INCOME FROM OPERATIONS                                   1,287,386     1,434,451          1,127,040       1,229,999

Interest Expense                                             (24,419)      (26,652)           (79,438)        (81,078)
                                                      -----------------------------   --------------------------------
   INCOME BEFORE INCOME TAXES                               1,262,967     1,407,799          1,047,602       1,148,921

Federal and State Income Tax Expense                          505,500       569,000            419,000         460,000
                                                      -----------------------------   --------------------------------
   NET INCOME                                              $  757,467    $  838,799        $   628,602     $   688,921
                                                      =============================   ================================

Net Income per Common Share
   Basic:                                                  $     0.24    $     0.26        $      0.20     $      0.22
   Diluted:                                                $     0.23    $     0.25        $      0.19     $      0.21
                                                      =============================   ================================

Weighted-average Number of Common
Shares Outstanding
   Basic:                                                   3,216,933     3,224,332          3,216,933       3,201,611
   Diluted:                                                 3,280,879     3,316,068          3,259,564       3,269,677
                                                      =============================   ================================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                               Additional
                                   Common       Paid-In         Retained         Notes
                                   Stock        Capital         Earnings      Receivable        Total
                                 ---------    ------------     -----------    -----------    -----------

Balance, December 31, 2001        $ 64,338     $ 2,780,190      $  474,331    $ (150,650)    $ 3,168,209

Interest on Notes
Receivable from issuance of
Stock                                    -           5,625               -        (5,625)              -

Net Income                               -               -         628,602             -         628,602
                                 ---------    ------------    ------------   ------------   ------------
Balance, September 30, 2002       $ 64,338     $ 2,785,815     $ 1,102,933    $ (156,275)    $ 3,796,811
                                 =========    ============    ============   ============   ============

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30
                                                                         2002               2001
                                                                   ---------------   ---------------
Cash Flows From Operating Activities
Net Income                                                         $       628,602   $       688,921
Adjustments to Reconcile Net Income to Net Cash Provided by
   Operating Activities
    Depreciation                                                           112,686            85,386
    Amortization of Prepublication Costs and Intangible Assets             857,270           474,450
Changes in Assets and Liabilities
    Accounts Receivable                                                 (1,568,587)       (2,424,175)
    Inventory                                                              284,452          (414,740)
    Prepaid Catalog Expense and Other Current Assets                      (203,861)           39,892
    Advance Royalties                                                      278,745             4,980
    Deposits and Other Assets                                               40,087           (12,557)
    Accounts Payable and Accrued Expenses                                3,232,128         3,362,608
    Accrued Royalty Payable                                                 61,000            61,000
    Income Taxes Payable                                                   280,199           307,808
                                                                   ---------------   ---------------
        Net Cash Provided by Operating Activities                        4,002,721         2,173,573
                                                                   ---------------   ---------------

Cash Flows From Investing Activities
    Purchases of Equipment                                                (194,461)         (184,795)
    Expenditures for Prepublication Costs                               (2,507,156)       (1,363,781)
                                                                   ---------------   ---------------
        Net Cash Used in Investing Activities                           (2,701,617)       (1,548,576)
                                                                   ---------------   ---------------

Cash Flows From Financing Activities
    Net Payments Under Line of Credit                                   (1,400,000)         (650,000)
    Sale of Common Stock                                                                      49,149
    Borrowings under Capital Leases                                        169,373
    Principal Payments on Capital Leases                                   (26,069)          (20,955)
                                                                   ---------------   ---------------
        Net Cash Used in Financing Activities                           (1,256,696)         (621,806)
                                                                   ---------------   ---------------

        Net Increase in Cash and Cash Equivalents                           44,408             3,191

Cash and Cash Equivalents
    Beginning of Period                                                    784,540           296,783
                                                                   ---------------   ---------------
    End of Period                                                  $       828,948   $       299,974
                                                                   ===============   ===============

Supplemental Cash Flow Information
    Cash Payments for:
        Interest                                                   $        79,438   $        81,078
        Income Taxes                                                       132,000           150,000
                                                                   ===============   ===============

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended September 30, 2002, are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTE 2 -- Revenue Recognition and Accounts Receivable
The Company recognizes revenue upon shipment and estimates returns if the right of return exists. The allowances for returns as of September 30, 2002 and December 31, 2001, were $655,257 and $422,191, respectively. These allowances are recorded as a reduction of accounts receivable.

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

NOTE 4-- Other Long-Term Liability
The Company has committed to pay royalties to a publishing group for work that has been completed. The balance outstanding is not due until the next edition of the title is published which is anticipated to happen sometime in 2004. Therefore, the balance has been classified as a long-term liability.

NOTE 5 -- Deferred Prepublication Costs
The amortization expense related to deferred prepublication costs over the next five years is estimated to be as follows:

For the remainder of 2002                                     $   350,000
For the year ended December 31, 2003                          $ 1,690,000
For the year ended December 31, 2004                          $ 1,291,000
For the year ended December 31, 2005                          $   660,000
For the year ended December 31, 2006                          $         -


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

For PPG, approximately 50% of sales via purchase orders have historically been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the Test Preparation product line, with purchases occurring near the time the state tests are administered, as well as during the summer months for summer programs that add extra test preparation for students who are behind in their performance, and for the upcoming school year.

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year, so new product development and launch, as well as expenses, must be planned around the school year. A product launched in the fall of 2002, for example, should not be expected to generate significant sales until the summer of 2003. As noted above, PPG receives and fulfills customer orders throughout the year, with the period from July to September being the largest revenue months. In general, the historical quarterly percentages of revenues to the full year revenues fall within a predictable range, with approximately 15% in the 1st quarter, 20% in the 2nd quarter, 45% in the 3rd quarter, and 20% in the 4th quarter.

Third Quarter 2002 vs. Third  Quarter 2001

REVENUE AND NET INCOME

Overview

Total revenue increased 15.2%, and Product Line revenue increased 15.7% for the third quarter of 2002 compared to the same period in 2001. This was led by a 41.7% increase in Test Preparation revenue. Net Income for the three months ended September 30, 2002 was $758,000, as compared to $839,000 for same period in 2001. The decrease is a result of increased costs, actual and as a percentage of revenues as discussed in more detail below.

                                                               Three Months Ended
                                                  September 30, 2002        September 30, 2001         Variance      % Variance
                                                  -----------------------------------------------------------------------------
Product Line Revenue
Test Preparation                                     $     1,826,000           $     1,289,000       $ 537,000           41.7%
Advanced Placement                                         5,505,000                 4,714,000         791,000           16.8%
Instruction                                                  483,000                   748,000        (265,000)         (35.4%)
                                                     -------------------------------------------------------------------------
       Total Product Line Revenue                          7,814,000                 6,751,000       1,063,000           15.7%
Shipping and Handling Revenue                                676,000                   620,000          56,000            9.0%
                                                     -------------------------------------------------------------------------
             Total Revenue                           $     8,490,000           $     7,371,000      $1,119,000           15.2%
                                                     =========================================================================

Net Income                                           $       758,000           $       839,000      $  (81,000)          (9.7%)



Test Preparation Product Revenue

Test Preparation product line revenue was $1,826,000 for the third quarter in 2002 compared to $1,289,000 in 2001, representing a 41.7% increase. The revenue growth can be attributed to increased market penetration and the release of new products into new states and an increase in the number of inside and outside salespersons. During the third quarter of 2002, the Company had state-specific products published for eight states compared to five states in the prior year. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.


Advanced Placement Product Revenue

Advanced Placement product line revenue for the third quarter in 2002 was $5,505,000 compared to $4,714,000 during the same period in 2001, representing an increase of 16.8%. The increase primarily relates to a strong list of publications and expanded marketing efforts, and an increase in the number of inside and outside salespersons. In addition, the Company was successful in securing a number of science adoptions in two states. Revenue generated from these adoptions was $460,000 for the quarter. No such revenue stream occurred in 2001.

Instruction Product Revenue

The Instruction product line includes Student-At-Risk and Multicultural products. Both include a mix of proprietary and nonproprietary titles. PPG's emphasis is on proprietary products, and PPG uses nonproprietary products to round out its catalog of product offerings to customers. Instruction revenue decreased 35.4% for the third quarter in 2002 compared to the same period in 2001. The decrease is a result of the successful release, in the third quarter of 2001, of a new edition of the Company's African American History book. The Company has since shifted its strategic focus from this product line to its Test Preparation product line and expects this revenue trend to continue for the balance of the year.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased $219,000 for the third quarter as compared to the same period in 2001 due to increased revenue, but decreased as a percentage of revenue from 38.8% to 36.3%. The percentage decrease is a result of changes in product revenue mix and increased amortization of Prepublication Costs.

Cost of Revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost, royalty, warehousing and shipping costs as a percent of total revenue remained consistent between periods.

Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, writing, page design and makeup, art permissions and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For the three months ended September 30, 2002, PPG amortized $305,000 of prepublication costs as compared to $174,000 for the same period in 2001. In book publishing, prepublication costs expenditures serves as an important financial indicator of new product commitment. For the quarter ended September 30, 2002, PPG's prepublication costs expenditures increased 1.6% to $905,000, from the same period in 2001, however for the nine months ended September 30, 2002, prepublication expenditures increased 83.8% from the same period in 2001.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


                                                               Three Months Ended
                                                  September 30, 2002        September 30, 2001       Variance      % Variance
                                                  ---------------------------------------------------------------------------
Selling, General and Adminstrative                   $     1,794,000           $     1,428,000      $ 366,000         25.6%
            % of Total Revenue                                 21.1%                     19.4%



Selling, General and Administrative expense for the three months ended September 30, 2002 increased in dollars and as a percent of revenue.

The general and administrative expenditures portion of the total remained consistent between periods. The marketing and selling expense portion of the total increased by $366,000 and from 9.4% to 12.5% of total revenue for the third quarter of 2002 compared to 2001. The increase is due to increases in salaries, commissions, and marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

REVENUE AND NET INCOME

Overview

Total revenue increased 19.0%, and Product Line revenue increased 19.1% for the nine months ended September 30, 2002 compared to the same period in 2001. This was led by a 38.3% increase in Test Preparation revenue. Net Income for the nine months ended September 30, 2002 was $629,000, as compared to a $689,000 for the same period in 2001. The decrease is a result of increased costs, both actual and as a percentage of revenues as discussed in more detail below.

                                                                Nine Months Ended
                                                  September 30, 2002        September 30, 2001      Variance        % Variance
                                                  ----------------------------------------------------------------------------
Product Line Revenue
Test Preparation                                     $     4,455,000           $     3,222,000      $ 1,233,000         38.3%
Advanced Placement                                         8,320,000                 6,868,000        1,452,000         21.1%
Instruction                                                1,075,000                 1,536,000         (461,000)       (30.0%)
                                                  ----------------------------------------------------------------------------
       Total Product Line Revenue                         13,850,000                11,626,000        2,224,000         19.1%
Shipping and Handling Revenue                              1,173,000                   997,000          176,000         17.7%
                                                  ----------------------------------------------------------------------------
             Total Revenue                           $    15,023,000           $    12,623,000      $ 2,400,000         19.0%
                                                  ============================================================================

Net Income                                           $       629,000           $       689,000      $   (60,000)        (8.7%)



Test Preparation Product Revenue

Test Preparation product line revenue increased by $1,233,000 (38.3%) to $4,455,000 for the nine months ended September 30, 2002. The revenue growth can be attributed to increased market penetration and the release of new products into new states and an increase in the number of inside and outside salespersons. PPG had state-specific products for eight states as of September 30,2002, an increase of three states from the prior year. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.


Advanced Placement Product Revenue

Advanced Placement product line revenue for the nine months ended September 30, 2002 was $8,320,000 compared to $6,868,000 during the same period in 2001, representing an increase of 21.1%. In addition, the Company was successful in securing a number of science adoptions in two states. Revenue generated from these adoptions was $1,145,000 for the nine months ended September 30, 2002. No such revenue stream occurred in 2001. In addition to the above, revenue increased as a result of a strong list of publications, expanded sales and marketing efforts and an increase in both inside and outside salespersons.

Instruction Product Revenue

The Instruction product line includes Student-At-Risk and Multicultural products. Both include a mix of proprietary and nonproprietary titles. Instruction revenue decreased 30.0% for the nine months ended September 30, 2002 compared to the same period in 2001. The Company has shifted its strategic focus from this product line to its Test Preparation product line and expects this declining revenue trend to continue for the balance of the year.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $5,080,000 for the nine months ended September 30, 2001 to $5,836,000 for the same period in 2002. The decrease in Gross Profit, as a percentage of revenue from 40.2% in 2001 to 38.8% in 2002 is the result of an increased prepublication amortization, from 3.8% of revenue in 2001 to 5.7% in 2002.

Cost of Revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost, royalty, warehousing and shipping costs as a percent of total revenue remained consistent between periods.

Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, writing, page design and makeup, art permissions and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For the nine months ended September 30, 2002, PPG amortized $857,000 of prepublication costs as compared to $474,000 for the same period in 2001. In book publishing, prepublication costs expenditures serves as an important financial indicator of new product commitment. For the nine months ended September 30, 2002, PPG's prepublication costs expenditures increased 83.8% from the same period in the prior year to $2,507,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                           Nine Months Ended
                                              September 30, 2002        September 30, 2001        Variance      % Variance
                                           -------------------------------------------------------------------------------
Selling, General and Adminstrative               $     4,708,000           $     3,850,000       $ 858,000         22.3%
           % of Total Revenue                              31.3%                     30.5%


The selling expense portion of the total increased by $754,000 and from 14.6% to 17.3% of total revenue for the nine months ended September 30, 2002, as compared to the same period in 2001. The increase is due primarily to higher salaries and commissions required to support the continued growth in revenue.

The general and administrative expense portion of the total increased $104,000 (5.2%) for the nine months ended September 30, 2002 as compared to the same period in 2001. The increase is primarily due to an increase in salaries expense needed to support the Company's growth.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2002 was $4,003,000. Cash was primarily provided by the predepreciation and amortization profitability of the Company, reductions in inventory and advance royalties and an increase in accounts payable and income taxes payable, offset by an increase in accounts receivable, and prepaid catalog expense.

Accounts receivable and accounts payable increased as a result of increased revenue and the costs associated with those revenues. Inventory decreased due to improved controls and forecasting.

Net cash used in investing activities was $2,702,000, consisting of prepublication expenditures of $2,507,000, and equipment purchases of $195,000.

Net cash used in financing activities was $1,257,000, consisting primarily of repayment of borrowings under the Company's line of credit of $1,400,000, offset by borrowings under capital leases of $169,000.

The Company has a line-of-credit agreement with a bank which allows for total borrowings of up to $5,500,000, subject to renewal in August 2003. The facility consists of a $4,000,000 two-year revolving credit agreement, with $1,000,000 overadvance and a one-year $500,000 revolving credit agreement, which is available to support prepublication costs. Borrowings under the two-year revolving credit agreement are limited to between 80 and 90 percent of eligible accounts receivable and 30 percent of inventory, during specified time frames. The two-year agreement bears interest at the prime rate or LIBOR, plus 2.0 percent or during certain time frames, prime rate plus 0.5 percent or LIBOR plus
2.5 percent. Borrowings under the one-year revolving credit line bear interest at the prime rate plus 0.5 percent. Total borrowings are secured by all Company assets. In connection with the line-of-credit agreement, the Company has agreed to certain restrictive covenants, including, among other items, a minimum working capital level and net worth, interest rate coverage and leverage ratios, maximum capital expenditures, and restrictions on the payment of dividends. There were no outstanding borrowings under either agreement at September 30, 2002.

The Company believes that its cash and line of credit, together with cash generated from anticipated revenue and gross profit, will be sufficient to meet its normal cash needs for the remainder of 2002. The Company intends to continue investing in prepublication costs for its proprietary, Test Preparation products, to the extent cash flow allows. As the Company develops these products for more states, additional investment in inventory will be required.

For the remainder of fiscal year 2002, the Company has contractual cash obligations, under operating and capital leases in the amount of $93,000.


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

ITEM 3.    CONTROLS AND PROCEDURES.

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934 (the "1934 Act") within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports its files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated: November 11, 2002            PEOPLES EDUCATIONAL HOLDINGS, INC.



                                               By: /s/ Brian T. Beckwith
                                                   -----------------------------
                                                   Brian T. Beckwith, President
                                                     and Chief Executive Officer

CERTIFICATIONS

I, Brian T. Beckwith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Peoples Educational Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                                            /s/ Brian T. Beckwith
                                            ------------------------------------
                                            Brian T. Beckwith
                                            Chief Executive Officer

I, Michael L. DeMarco, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Peoples Educational Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                                            /s/ Michael L. DeMarco
                                            ------------------------------------
                                            Michael L. DeMarco

                                            Chief Financial Officer