Form 10KSB
period 2002-12-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2003-03-28
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     /x/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     YES  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. NOT APPLICABLE

State Issuer's revenues for its most recent fiscal year: $18,825,224

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $697,907. (See Item 5).

The number of shares outstanding of the Issuer's common stock on March 24, 2003 was 3,531,421

Documents incorporated by reference: NONE.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I
        Item 1.    DESCRIPTION OF BUSINESS                                  1
        Item 2.    DESCRIPTION OF PROPERTY                                  6
        Item 3.    LEGAL PROCEEDINGS                                        6
        Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      6

PART II
        Item 5.    MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS                              6
        Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATION                                        6
        Item 7.    FINANCIAL STATEMENTS                                    12
        Item 8.    CHANGES IN AND DISAGREEMENTS WITH
                   ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE                                    12

PART III
        Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                   AND CONTROL PERSONS; COMPLIANCE WITH
                   SECTION 16(a) OF THE EXCHANGE ACT                       13
        Item 10.   EXECUTIVE COMPENSATION                                  16
        Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                   MATTERS                                                 18
        Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          19
        Item 13.   EXHIBITS AND REPORTS ON FORM 8-K                        19
        Item 14.   CONTROLS AND PROCEDURES                                 20

SIGNATURES                                                                 21

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND COMPANY HISTORY

The Peoples Publishing Group, Inc. ("PPG") publishes, distributes, and markets supplementary educational texts and related materials for the K - 12 market. Supplementary educational materials are predominantly softcover books that can be sold efficiently through catalogs, direct mail, telemarketing, and sales representatives to the schools. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop and acquire products for individual niches.

PPG was founded in 1989 by James J. Peoples, the current Chairperson, and by Diane M. Miller, the current Executive Vice President. It began operations in 1990 with the acquisition of a small supplementary product line aimed at the high school remedial population. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc., a Minnesota corporation (the "Company," formerly Concourse Corporation), a public company with minimal operations. As a result of the merger, PPG became a wholly-owned subsidiary of the Company. All of the Company's operations are currently conducted through PPG. In November 2001, the Company reincorporated in Delaware.

PPG develops and sells its own proprietary products and also distributes other publishers' products. PPG's current product line consists of supplementary educational materials in three market niches:

       - Test Preparation. PPG publishes materials for use by schools to help prepare students for required state proficiency tests, grades 2 - 12.

       - Instruction. Proprietary and distributed texts and related materials which focus on remedial and multicultural instruction for markets, grades K - 12.

       - Advanced Placement. PPG is the exclusive distributor for the high school market of college texts published by two major college publishers. These texts are used in senior high schools for the Advanced Placement honors, college preparation and second year courses.

The Company, and PPG are located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is (201) 712-0090; the website is www.peoplespublishing.com. The contents of the Company's website are not part of, or incorporated into, this report.

INDUSTRY BACKGROUND

The School Market

Enrollments

The National Center for Education Statistics (NCES) has projected the 2002 K - 12 public school enrollment to be 47.6 million and projects an all-time-high enrollment of 47.9 million in 2005. The K - 8 grade portion of the enrollment in 2002 is projected at 33.7 million students, while the 9 - 12 projection is 13.9 million. K - 8th grade enrollment represents 71% of the total, and the 9 - 12 enrollment represents the remaining 29%. Increase in birthrates along with immigration contribute to the enrollment growth. As enrollment grows, schools require additional funds to hire teachers, build schools, and purchase instructional materials.

Private K - 12 school enrollment projections are not as solid as the public school projections, but NCES 2002 K - 12 enrollment projections were at 5.9 million students. The same growth factors that are fueling the public school enrollment increases are expected to impact private school enrollments. In addition, enrollments may increase as a result of states like Michigan, Wisconsin, and Florida providing vouchers for students moving from under performing public schools to private schools. (Source: National Center for Education Statistics to 2012, May 2002)

Educational Funding

School funding has traditionally been provided by the states (49.5%) and local government funds (43.2%). The federal government financial contribution to schools has declined over the past several years and currently accounts for approximately 7.3% of the total. For the 2002 - 2003 school year, several states, responding to accelerated deficits, have reduced school funding support. Fourteen states have excluded K - 12 education from budget cuts including Colorado, Hawaii, Idaho, Indiana, Kentucky, Mississippi, Nevada, New Jersey, North Carolina, Ohio, and Washington. The remaining 38 states vary as to their fiscal condition but all are concerned or pessimistic about maintaining school funds at the 2002 level. (Source: The Fiscal Survey Of States: National Governor Association, November 2002)

In early 2002, Congress passed and the president signed the revised Elementary and Secondary Education Act (ESEA). The last authorization of the ESEA was in 1994. The new ESEA, called "No Child Left Behind," provides for the largest dollar increase ever in federal funding for education. Because much of the new federal money failed to reach states and schools in 2002, and confusion regarding rules and regulations slowed state application fees and funds, the "No Child Left Behind" Act had little impact in 2002 and won't be felt until 2003. Although the federal money will be helpful, the state budget crisis is severe enough that the Company expects that school districts will be cautious when it comes to instructional material purchases. (Source: Council of Chief State School Officers as of February 4, 2003 and Simba January 6, 2003)

Instructional and Textbook

For the period 1999 - 2001 the K-12 instructional materials market grew at a compound annual growth rate of 9.9%. In 2002, the sales declined 5.0%. High school sales declined 5.8% and elementary school sales were down 4.8%. For 2003 sales are expected to increase only slightly or remain flat. (Source:
Association of American Publishers Year End December 2002)


Supplementary Materials Funding

PPG operates in the supplementary materials market segment, which is a subset of the larger Instructional Materials and Textbook market. Supplementary materials include workbooks, multimedia, electronic, and other products focused on specific skills, standards, or subject areas. The Company believes supplemental materials, which represent smaller expenditures, will fair better than the high-cost basal textbook market in part because budget conscious school administration will find it easier to support the purchase of supplementary materials and will delay the purchase of basal textbooks.

Test Preparation Funding

Although no funding figures are available from an outside source for the test preparation market, all states have state standards-based assessment requirements that are linked to graduation or promotion, and hold schools accountable for results by rating the performance of all schools or identifying low-performing ones. In most states, tests are given two to three times in a student's school life. The Company believes that test preparation is one of the fastest growing niches in the supplementary materials market due to the present political mandate of school accountability. As such, schools and school districts will continue to aggressively purchase test preparation materials to meet these needs.

The "No Child Left Behind" Act of 2001 is expected to increase the accountability pressure on all the states. States are being forced to revise their existing assessment programs to comply with the new federal mandates requiring states to administer annual reading and mathematics tests to all students in grades 3 - 8 by 2005 - 2006. States are still free to design their own tests, but they must be aligned with their academic standards. In addition to the annual testing in grades 3 - 8 in reading and mathematics, ESEA also requires that states test students at least once in grades 10 - 12 in reading and mathematics. Also by 2007 - 2008, the states will be required to give students a science test at least once in grades 3 - 5, 6 - 9, and 10 - 12. States that fail to meet the new testing requirements stand to lose federal funding and assistance. The new legislation will impact virtually every public school in the country. The state standards-based products, like those published by PPG, are expected to play an important instructional role in preparing students for the new tests. The federal legislation increases accountability pressure uniformly across all states. The current accountability pressure to prepare students for the existing state tests is a primary driver of classroom instruction. The new role of the federal government is expected to further increase the accountability pressure in schools and provide an increased opportunity for sale of PPG test preparation materials. The growth in demand for test preparation and other supplementary educational materials has outpaced the growth in demand for basal, mainstream textbooks because of increasing pressure from parents, colleges, and employers for improved student performance and for accountability by schools and teachers, and repeated reports highlighting the poor comparative performance of U.S. students in mathematics and science.

Advanced Placement Funding

Advanced Placement materials are used in high school courses for college credit using college textbooks. PPG has agreements with two college publishers giving PPG exclusive rights to distribute these publishers' college texts to high schools. Several factors support optimistic funding predictions for Advanced Placement programs including the increased emphasis on state standards, accountability, testing, and an annual double-digit growth in the number of students taking the Advanced Placement examinations. According to the College Board, 937,951 students were enrolled in Advanced Placement courses in 2002, with 1,571,918 Advanced Placement exams taken that year. Between 2001 - 2002, the number of Advanced Placement students increased by 11.0%. (Source: College Board.) High scores on the Advanced Placement examination add to a school's prestige and recognition as a quality school.

PRODUCTS

Print supplementary educational materials are predominantly softcover books that can be sold efficiently through catalogs, direct mail, telemarketing and sales representatives to the schools. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop products for individual niches. PPG develops and sells its own proprietary products and also distributes other publishers' products. PPG's current product line consists of supplementary educational materials in three market niches:

       - Test Preparation: PPG publishes proprietary materials for use by schools to help prepare students for required state proficiency tests, grades 2 - 12. Given the increasing legislative mandates and funding for testing of all public school students several times throughout their K - 12 education, PPG took the initiative during 1997 of entering the test preparation market by developing a successful group of test preparation materials. The test preparation materials represented approximately 40.6% of the Company's 2002 product line revenue.

       - Instruction: Proprietary and distributed texts and related materials which focus on remedial and multicultural instruction grades K - 12. PPG's current Instruction products include a particular emphasis on social studies and life skills. Instruction materials represented approximately 7.1% of the Company's 2002 product line revenue.

       - Advanced Placement: PPG is the exclusive distributor of college texts published by two college publishers. These texts are used in senior high schools as part of Advanced Placement and honors classes. Advanced Placement revenues represented approximately 52.3% of the Company's 2002 product line revenue. The Advanced Placement program, sponsored by the College Board, is an intense program of college level curricula and examinations that provide high school students with an opportunity to earn advanced placement, college credits, or both at nearly 3,000 universities and colleges across the country.

PRODUCT DEVELOPMENT

PPG combines its internal product development resources with outside freelance talent to develop and design its proprietary products in a cost-effective manner. PPG utilizes a variety of outside authors, writers, editors, and development houses to develop products. Sometimes this outside talent is compensated with a flat fee, sometimes with a royalty contract where payment is made contingent on actual sales of the product. Some authors, especially Test Preparation authors, are provided advances against future royalty earnings. Royalties paid by PPG range from 0.5% to 15.0%.

PPG's Editorial Department expanded in 2002 with the addition of 4 full time editors. With this expansion, the responsibility for maintaining editorial quality, schedules, and budgets has shifted from authors to PPG. Having editorial procedures in place and the staff to implement those procedures are expected to result in timely product that meets the needs of the market.

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

All printing is contracted to outside vendors by competitive bidding. All printers utilized by PPG are located in the United States. The Company does not rely on the services of any one printer.

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

CUSTOMER BASE

No customer during 2002 or 2001 represented more than 10% of total revenues.

SALES, MARKETING, AND DISTRIBUTION

Overview

PPG conducts its sales activities through an inside sales group, direct mail, conventions, workshops, and outside sales representatives, which consist of both salaried and independent representatives. The Company believes this system is well suited to the supplementary educational material market where purchasing decisions are typically made at the local or school level. As the Company grows, the sales and marketing infrastructure will expand along with increases in the numbers of inside and outside sales representatives.

Over the past 11 years, PPG has created niche catalogs, built an in-house customer list, and systematically mailed catalogs each school year (September -
June), reaching approximately 250,000 catalogs mailed in 2002.

PPG continues to add resources to grow its marketing and sales efforts. Test Preparation and Advanced Placement distribution will benefit from additional resources. In 2002, the marketing and sales departments increased significantly. For 2003, PPG plans to add an Adoption Manager and additional field and sales representatives. PPG also intends to increase marketing spending for teacher workshops and staff development, sample books, exhibits, advertising, direct mail, and marketing support.

Integrated Catalog/Inside and Outside Sales Model

In the 2002 - 2003 school year, approximately 250,000 copies of three catalogs will reach PPG's various market niches and include both proprietary and distributed products. Catalogs are mailed to house lists and other appropriate contact individuals at K - 12 school sites throughout the United States. Catalogs are generally produced and mailed for each product line two to three times per year. Inside and outside sales representatives work collaboratively to close sales to PPG's customers and prospects. The sales activities are supported by a computerized contact management and database system.

Website

The PPG website (located at www.peoplespublishing.com) contains an online catalog of PPG's remedial titles, multicultural titles, test preparation titles, specific state standards, and tests, as well as Advanced Placement links to the two college publishers whose materials PPG distributes. The website also contains information on PPG, information on manuscript submission, a form for requesting review copies of titles, sample lessons, useful sections for teachers, and for links to 9 state-specific websites for the Measuring Up Series. (www.standardshelp.com)

Sales Representatives

PPG utilizes the services of outside representatives to sell PPG's products. PPG ended 2002 with 45 independent sales representatives and 2 salaried representatives in the field. Additionally, PPG employs 15 inside sales representatives, who sell primarily through telemarketing. The Company plans to continue utilization of a sales organization with a mix of independent and salaried sales representatives.

Warehouse and Distribution

PPG has outsourced warehousing and distribution/shipping services to Mercedes Distribution Center (MDC), located in Brooklyn, NY. MDC warehouses and ships PPG's Instruction and Test Preparation products. Orders for Advanced Placement materials are billed by PPG and drop shipped by the college publishers to PPG's customers. PPG operates and maintains its own internal data processing system. MDC provides the warehousing and distribution/shipping services. The services that MDC provides are material to PPG.

COMPETITION

In 2001, the print portion of the supplementary educational publishing market size was estimated at $1.6 billion. Print supplements accounted for 25% of the media used in U.S. classrooms in 2000; about half of the 48% share held by textbooks. Print supplements, as a segment, grew at a compound annual growth rate of 14.5% between 1998 - 2000. The top nine supplementary publishers accounted for approximately $1.0 billion or 67.0% of the 2000 supplemental sales. These sales cover a wide variety of print products, including workbooks, magazines, and library/trade books (non-textbooks) used in schools. The leading supplemental publishers are McGraw-Hill, WRC Media, Scholastic, and Pearson Education. (Source: Print Publishing for the School Market: 2001 - 2002 Reviews, Trends, and Forecast)

There are also numerous other companies, and divisions of the large companies noted above, that are competitors of PPG. These publishers include American Guidance Systems (remedial materials), Educational Design (test preparation), Curriculum Associates (test preparation), and Globe Books (remedial and multicultural). In addition, the Company competes with the major college publishers who sell their textbooks and other products in the high school Advanced Placement market. Many of the Company's competitors are well-established, significantly larger, and have substantially greater financial and marketing resources than the Company.

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

EMPLOYEES

As of December 31, 2002, the Company had approximately 97 employees. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company and PPG own no real property. The Company and PPG conduct their operations in one facility. PPG leases approximately 13,000 square feet of office space in Saddle Brook, New Jersey, at a current rental of $203,000 per year. This lease expires October 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded over the counter by broker/dealers in the Minneapolis-St. Paul, Minnesota, metropolitan area from approximately December 1983 until October 1996, when all active trading ceased. Trading in the Company's common stock had been extremely limited since at least 1993. The last bid quote known to the Company for the Company's common stock was published as of the close of business on October 22, 1996, and was $0.005 per share ($0.10 if adjusted for the 20-to-1 reverse stock split which occurred after the date of the last bid). The Company is unaware of any broker/dealer who has published bid or asked quotations for the Company's common stock since October 22, 1996.

There were approximately 244 shareholders of record as of February 12, 2003, including the Depository Trust Company which held 40,611 shares. The Company has not paid any dividends on its common shares in the past two years and anticipates retaining future earnings, if any, to finance operations of the Company.

In December 2002, the Company borrowed $1,000,000 under a subordinated convertible note payable to its largest stockholder. This note, plus accrued interest, was converted to 289,785 shares of common stock at a conversion price of $3.50 per share in February 2003.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


FORWARD - LOOKING STATEMENTS

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

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns are recorded as a reduction of accounts receivable and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis.

The Company provides credit to its customers on a customer-by-customer basis. The Company reviews the accounts receivable aging on a monthly basis along with historical loss experience to estimate its allowance for doubtful accounts. The allowance for doubtful accounts of $51,000 is believed to be adequate for any exposure to loss at December 31, 2002.

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that is known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time.

Prepublication costs, including advanced royalties beginning in 2001 are amortized over three years (the estimated minimum lives of the related publications) beginning from the date of initial publication. Prepublication costs are continuously monitored for impairment by reviewing historical sales experience of similar publications and projected sales activity. If impairment is determined, the impaired publication is written off at that time.

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with and exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued Statement 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of Statement 148 is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements will be effective for the Company's March 31, 2003 10-QSB. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of Statement 148 has no effect on the financial statements at this time. However, the December 31, 2002 financial statements have incorporated the enhanced disclosure requirements of Statement 148 as presented below under the caption "Stock Based Compensation".

In January 2003, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in FASB Statement No. 5, Accounting for Contingencies, which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) , Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The requirements of FIN 46 will apply to the Company for its quarter ended September 30, 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

REVENUE

Overview

2002 was a record revenue year for PPG, with product line revenues of $17,359,000, an increase of 19.4% from 2001. The increase in 2002 revenues was led by a 57.8% growth in Test Preparation revenue, and a 19.3% growth in Advanced Placement revenue, offset by a decrease of 49.9% in Instruction revenue as reflected in the following table.

                                           2002             2001           Variance         % Variance
                                       -----------      -----------      -----------       -----------
Product Line Revenue
Test Preparation                       $ 7,048,000      $ 4,465,000      $ 2,583,000              57.8%
Advanced Placement                       9,076,000        7,609,000        1,467,000              19.3%
Instruction                              1,235,000        2,463,000       (1,228,000)            (49.9%)
                                       -----------      -----------      -----------       -----------
       Total Product Line Revenue       17,359,000       14,537,000        2,822,000              19.4%
Shipping and Handling Revenue            1,466,000        1,218,000          248,000              20.4%
                                       -----------      -----------      -----------       -----------
             Total Revenue             $18,825,000      $15,755,000      $ 3,070,000              19.5%
                                       ===========      ===========      ===========       ===========

Test Preparation

Test preparation product line revenue was $7,048,000 in 2002 compared to $4,465,000 in 2001, representing a 57.8% increase. The revenue growth can be attributed to increased market penetration within states where the Company has products, and the release of new products into a new state. In 2001, the Company had state-specific products for seven states. In 2002, the Company had state-specific products published for eight states. All test preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

Advanced Placement

Since its inception, PPG has been active in the marketing and selling of college books and products to the advanced placement high school market. PPG has exclusive sales and marketing agreements with two major college publishers who do not have school divisions to sell their books into the high school market. The distribution agreements are exclusive and cover all sales made to the K - 12 market, including each publisher's college, trade, and professional products. Both agreements require PPG to reach annual sales performance targets and include noncompete language which restricts PPG from selling works that compete directly with the college publishers' products. The exclusive nature of both agreements provides the basis upon which PPG commits considerable sales and marketing resources to grow Advanced Placement sales. The loss of either publisher agreement would have a material adverse effect on PPG's revenue and net income. One of the agreements has been in place for twelve years and has an expiration date of September 2005. The other agreement has been in place for six years and has an expiration date of November 2004.

Advanced Placement product line revenue was $9,076,000 in 2002 compared to $7,609,000 in 2001, representing an increase of 19.3%. In 2002, the revenues from one of the college publishers increased by 35.2% over 2001 while revenues from the other decreased by 6.2%. The revenue increase from the one publisher was a result of several state, county, and district level science and math adoptions being achieved, marking significant increases in revenue. Going forward, intense focus is being placed on high revenue adoption markets. In addition, plans to focus on the ever-growing private and parochial markets are in place. The revenue decrease from the other publisher was primarily due to the industry wide decline in K-12 non-adoption territory sales. The Company is in early stage discussion with this college publisher to enter select state adoptions starting in 2003.

Instruction

Instruction products include two sales sources referred to as student-at-risk and multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses distributed products to round out or fill in a full catalog of product offerings for PPG's customers. Instruction revenue decreased 49.9% in 2002 over the prior year. Approximately half of this decrease can be attributed to a $608,000 isolated sale of a proprietary student-at-risk title to a large midwest school district in 2001, which was not repeated in 2002. The remaining decrease is a result of the Company shifting its strategic focus from this product line to its Test Preparation and Advanced Placement product lines. We expect further revenue decline in this product line in the future.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $6,697,000 in 2001 to $7,767,000 in 2002. Gross Profit percentage decreased from 42.5% in 2001 to 41.3% in 2002. The increase in dollars is a result of increased overall revenue growth. The decrease as a percentage of revenue is primarily due to the increase in prepublication amortization expense, which increased from 4.6% of revenue in 2001 to 6.4% of revenue in 2002 due to an increase in number of books published.

Cost of Revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost increased slightly from 43.2% in 2001 to 43.5% in 2002. The slight fluctuation is due to product mix. Revenue for proprietary product within the Instruction product line decreased $1,009,000 from the prior year. These proprietary Instruction products have a slightly lower product cost than Test Preparation and Advanced Placement products. As a result, product costs have increased slightly along with the increased focus on Test Preparation and Advanced Placement markets.

Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For 2002, PPG amortized $1,212,000 of prepublication costs as compared to $731,000 in 2001. In book publishing, prepublication expenditures serve as an important financial indicator of new product commitment. For 2002, PPG's prepublication expenditures increased 78.2% and were $3,406,000 compared to $1,911,000 in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                            2002             2001           Variance        % Variance
                                        -----------      -----------      -----------       ----------
Selling, General and Administrative     $ 6,739,000      $ 5,454,000      $ 1,285,000          23.6%

Selling, General and Administrative expenses increased by $1,285,000 from 2001 to 2002. As a percent of total revenues, these expenses increased from 34.6% to 35.8% of revenue.

The marketing and selling expenditures portion of the total increased by $1,256,000 from 2001 to 2002, and from 16.6% to 20.4% of revenue. The 3.8%
increase as a percent of revenue is due to an increase in compensation expense for marketing and selling personnel (2.6%) and an increase in commission expense paid to third party sales representatives (1.3%).

The general and administrative expenditures portion of the total was $2,833,000 in 2001 and $2,862,000 in 2002, representing a $29,000 increase. Salaries, benefits, and taxes increased $226,000 from 2001 to 2002. This increase was partially offset by a decrease of $135,000 in employment fees. In 2001 the Company incurred expenses relating to the hiring of Brian Beckwith as the Company's Chief Executive Officer and President. In addition, during 2001, the Company entered into a new bank financing arrangement and incurred additional amortization of bank financing costs of $75,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for 2002 was $2,817,000. Cash was primarily provided by the predepreciation and amortization profitability of the Company, reductions in inventory and advance royalties and an increase in accounts payable, offset by an increase in accounts receivable, prepaid catalog expense and income taxes payable.

Accounts receivable and accounts payable increased as a result of increased revenues and the costs associated with those revenues. Inventory decreased due to improved controls and forecasting.

Net cash used in investing activities was $3,616,000, consisting of prepublication expenditures of $3,406,000, and equipment purchases of $210,000.

Net cash used in financing activities was $327,000, consisting primarily of repayment of borrowings under the Company's line of credit of $800,000 and principal payments on long term debt of $42,000, offset by the issuance of additional debt and capital leases of $1,169,000.

At December 31, 2002, the Company had a line-of-credit agreement with a bank which allowed for total borrowings of up to $5,500,000, subject to renewal on August 20, 2003. The agreement specified that $4,000,000 of the total borrowings were under a two-year revolving credit agreement, with $1,000,000 of these borrowings available for acquisitions, and that $500,000 of the total borrowings were under a one-year revolving credit line and were available to support deferred prepublication costs.

On February 24, 2003, the Company closed on a new $6,500,000 financing arrangement with a financial institution. The arrangement includes three separate revolving lines of credit. The arrangement provides for advances up to $4,000,000 over two years, subject to borrowing base restrictions limited to 80 percent of eligible accounts receivable and 35 percent of inventory. The second line of credit is $2,000,000 over two years, while the final $500,000 line of credit is for a one-year period. All three lines of credit bear interest at LIBOR plus 2.25 percent. Total borrowings are secured by substantially all assets of the Company and are subject to certain financial covenants.

In December 2002, the Company borrowed $1,000,000 under a subordinated convertible note payable to its largest stockholder. The terms of this note provide for quarterly interest payments at a rate of 10 percent with principal due December 30, 2004, and conversion into common stock if the Company secures a certain level of debt financing. As a result of the aforementioned new financing agreement this note, plus accrued interest, was converted to 289,785 shares of common stock at a conversion price of $3.50 per share in February 2003.

A summary of the Company's contractual cash obligations at December 31, 2002, giving effect the payments referred to above related to the Company's new credit facility and to lease obligations, are as follows:

                                                                              PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS                      TOTAL          2003           2004           2005           2006           2007
----------------------------                      -----          ----           ----           ----           ----           ----
Notes Payable Under Line of Credit             $  600,000     $  600,000     $       --     $       --     $       --     $       --
Capital Leases (including interest portion)       344,000        108,000        106,000        106,000         24,000             --
Operating Leases                                  476,000        259,000        208,000          9,000             --             --
                                               ----------     ----------     ----------     ----------     ----------     ----------
Total                                          $1,420,000     $  967,000     $  314,000     $  115,000     $   24,000     $       --
                                               ==========     ==========     ==========     ==========     ==========     ==========

The Company believes that its cash and line of credit, together with cash generated from anticipated sales and gross profit, will be sufficient to meet its normal cash needs in 2003. The Company intends to continue investing in prepublication costs for its proprietary, and test preparation products to the extent cash flow allows. As the Company develops these products for more states, additional investment in inventories will be required.

PRODUCT DEVELOPMENT

2002 was an active product development year. The Company entered one new state with test preparation material and supplemented existing states with revisions of older titles and additional books. Additional resources were committed to strengthen both the internal book production and editorial departments and to add outside editorial and author development capabilities needed to support an ambitious 2003 test preparation publishing plan.

The state test preparation market continues to grow as the states demand higher academic performance from students. Most states have high stakes testing requirements, which means that students, teachers, and administrators are rewarded for positive test performance or penalized for poor performance. The support for state standards and testing has been considerably enhanced by the mandated testing of all grade 3 - 8 students in the new ESEA federal legislation. Presently, the Company publishes test preparation products for eight states. During 2003, the Company intends to enter one additional state and supplement existing states with additional products.

The Company has developed a strategy to develop new supplemental products that align with state standards in mathematics, reading, and language arts for grades 2 - 12. Essential to this strategy is the market alignment of the instruction and test preparation products so that both product lines are suitable for sale to an identical customer base. This means that inside and outside sales and catalog sales efforts will be synergistic, rather than isolated, unrelated efforts. The Company has no plans at this time to update any student-at-risk or multicultural backlist titles, and will not seek new title development in these two areas. In multicultural publishing, the Company completed a significant revision of the successful African American History: A Journey of Liberation text in March 2001.

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

For PPG, approximately 52 - 56% of purchase orders have historically been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the test preparation product line, with purchases occurring near the time the state tests are administrated, as well as during the summer months for summer programs that add extra test preparation for students who are behind in their performance, and for the upcoming school year.

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year, so new product development and launch, as well as expenses, must be planned around the school year. PPG receives and fulfills customer orders throughout the year. The seasonality of the

Advanced Placement product line is significantly different than that of the Instruction and Test Preparation product lines. For Advanced Placement, revenue by quarter is approximately as follows: 1st quarter 6%, 2nd quarter 24%, 3rd quarter 61% and 4th quarter 9%. For Instruction and Test Preparation revenue by quarter is approximately as follows: 1st quarter 26%, 2nd quarter 18%, 3rd quarter 30% and 4th quarter 26%.

ITEM 7.  FINANCIAL STATEMENTS

The information required under this heading is contained in Exhibit 99.1 filed with this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following individuals constitute the current directors and executive officers of the Company:

NAME AND AGE                         PRINCIPAL OCCUPATION                                                      DIRECTOR SINCE
------------                         --------------------                                                      --------------
Brian T. Beckwith (47)               President and Chief Executive Officer of the Company and PPG                   2001
                                     since December 2001.  Mr. Beckwith has over 20 years of
                                     publishing industry experience, including positions in market research, consumer marketing, operations, business development, and general management.  Prior to joining PPG, he was a principal in Beckwith & Associates, a publishing advisory firm specializing in start-ups, acquisitions, and Internet business development.
                                     From 1998 to 2000, he was President and Chief Operating Officer
                                     of Grolier, Inc., a $450 million publisher and direct marketer of children's books and other educational products.  Prior to that time, from 1991 to 1997, Mr. Beckwith served in various senior management positions with K-III (Primedia) including President and Chief Executive Officer of the Special Interest Magazine
                                     Group.  Mr. Beckwith has also held management positions with
                                     Murdoch Magazines, CBS Magazines, and Ziff-Davis Publishing.  He
                                     holds a B.A. from New England College and an M.B.A. from Fordham
                                     University's Graduate School of Business.

John C. Bergstrom (42)               Partner in RiverPoint Investments, Inc., a St. Paul, MN-based                  1998
                                     business advisory firm since 1995.  From November 1998 to January
                                     2000, Mr. Bergstrom served as the Company's and PPG's Chief
                                     Financial Officer.  He has served as the Secretary of the Company and PPG since November 1998.  From 1985 to 1995, Mr. Bergstrom was employed by Cherry Tree Investments,  Inc.  He also serves as a director of a number of private companies, including Dolan
                                     Media Co., Mall Marketing Media, LLC; Instrumental, Inc.; Linkup,
                                     Inc.; and Tecmark, Inc.  Mr. Bergstrom is a graduate of Gustavus
                                     Adolphus College, B.A., and the University of Minnesota, M.B.A.


Richard J. Casabonne (58)            President of Casabonne Associates, Inc., an educational research,              2002
                                     strategy and development firm that Mr. Casabonne founded in 1986.
                                     Mr. Casabonne served as the President of the Education and
                                     Training Group of Leapfrog Enterprises, Inc. from July 2001 to
                                     April 2002 and was a member of its board of directors from August
                                     2001 to April 2002. He has served in a number of senior executive positions for major educational publishing companies, including as Senior Vice President of Planning and Business Development for
                                     Harcourt, Inc. and as President and Chief Executive Officer of
                                     Steck-Vaughn Company, a publisher of supplementary

                                     education materials for kindergarten through adult education. In addition, Mr. Casabonne has held senior management positions at
                                     Grolier, Inc., McGraw-Hill Educational Resources, and Random
                                     House School Division, and he has taught at both the K-12 and college levels. He has a Bachelor of Arts degree from Brown
                                     University and a Master of Education degree in instructional technology from Boston University.

Anton J Christianson (50)            Chairman of Cherry Tree Companies.  Mr. Christianson is the                    1998
                                     co-founder and Managing General Partner of Cherry Tree
                                     Companies, a firm involved in asset management and investment banking.  He has been an active investor in private equities and micro-cap public equities for 25 years.  He serves as a director for several public and private companies including Transport
                                     Corporation of America, Inc.; AmeriPride Services, Inc.; Dolan
                                     Media Company; Fair, Isaac and Company; and Capella Education.
                                     Mr. Christianson is a graduate of St. John's University,
                                     Collegeville, MN and earned an M.B.A. from Harvard Business
                                     School.


Michael L. DeMarco  (38)             Chief Financial Officer of the Company and PPG since May 2002,                 n/a
                                     Vice-President of Finance and Operations of the Company and PPG
                                     from May 1999 to April 2002.  Mr. DeMarco has over 15 years of experience in finance and accounting.  Prior to joining PPG, Mr.
                                     DeMarco was Controller for Health Tech, a health care products company, from 1997 to 1999.  Prior to joining Health Tech, he was a Controller for Omnitech Corporate Solutions, a computer integration and software development company.  Mr. DeMarco also spent four years as an auditor with Ernst and Young.  Mr.
                                     DeMarco is a graduate of Pace University in New York and is a certified public accountant.

James P. Dolan (53)                  Since 1993, Chairman, President and Chief Executive Officer and                1999
                                     founder of Dolan Media Company, Minneapolis, a specialized business information company that is the world's largest public records gatherer, publishes daily and weekly business newspapers in 17 U.S. markets, and operates Henry M. Greene & Company, a leading business-to-business teleservices provider.  From 1989 to 1993, he was executive vice president of the Jordan Group,
                                     New York City, an investment bank specializing in media.  He previously held executive positions with News Corporation Ltd.
                                     in New York, Sun-Times Company of Chicago, and Centel Corp.,
                                     Chicago, and also was an award-winning reporter and editor at newspapers in San Antonio, New York, Chicago, Sydney, and
                                     London.  He serves as a director of several private companies and is a journalism graduate of the University of Oklahoma.

Diane M. Miller (50)                 Co-founder and Executive Vice President of PPG since 1989, and                 1998
                                     Executive Vice President of Peoples Educational Holdings. Her
                                     educational publishing experience encompasses general
                                     management, market research, editorial, and marketing.  Prior to forming PPG, Ms. Miller was publisher of Globe Books, a
                                     remedial, supplementary

                                     education publisher owned by Simon and Schuster. Prior to joining Globe
                                     Books, she was Senior Editor of Reading for Harcourt Brace Jovanovich.
                                     Ms. Miller is a graduate of Centre College of Kentucky.

James J. Peoples (64)                Co-founder, Chairman, and Senior Advisor to the Company. Effective             1998
                                     December 2001, Mr. Peoples resigned as CEO and President of PPG and the Company and remains Chairman of the Board.  He has 37 years of experience in schoolbook publishing, including positions in sales, sales management, corporate staff assignments, and general management.  Prior to forming PPG, Mr. Peoples was President of the
                                     Prentice Hall School Group for seven years and served three years as
                                     Group President of the $350 million Simon and Schuster Educational
                                     Group.  Mr. Peoples is a graduate of Oregon State University.


Matti A. Prima (47)                  Senior Vice President of Business Development since August 1999, and           n/a
                                     also responsible for all sales and marketing of the state specific standards materials and assessment published by PPG.  Mr. Prima also serves as President, Education Development Division.  Mr. Prima has
                                     over 20 years of experience in finance, communications, and publishing.  Prior to joining PPG, Mr. Prima was VP Finance with Siegel
                                     Gale, an interactive brand management company, from 1998 to 1999, where he was responsible for all divisional budget decisions, funding decisions relating to commercial credit, investment banking, corporate finance, acquisitions, and risk management.  Prior to that, Mr. Prima's work experience included KPMG Peat Marwick, Corporate Transactions; and
                                     Henry Ansbacher as Senior Managing Director.  Mr. Prima is a graduate of Bloomsburg State University and has an M.B.A. from Pepperdine
                                     University.


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

Director Compensation. Each non-employee member of the Board of Directors receives $2,000 per quarter, plus $1,000 for attending each regular quarterly Board meeting, as compensation for his services. Non-employee directors are also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, each non-employee director will receive annually, on the date of election or reelection as a director, a nonqualified option to purchase 4,000 shares of the Company's common stock at an option price equal to the fair market value of the Company's common stock on the date that the option is granted. All such options are exercisable in increments of 25% each over a three-year period during the eight-year term of such options. In March 2002, all non-employee directors received options to purchase 4,000 shares each at $3.00 per share upon the terms described above. In December 2002, Mr. Casabonne received an option to purchase 20,000 shares of the Company's common stock at $3.00 per share upon his appointment as a director.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows, for fiscal years 2002, 2001 and 2000, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Brian T. Beckwith, the Company's President and Chief Executive Officer, and to the other executive officers of the Company whose total cash compensation exceeded $100,000 during 2002 (together with Mr. Beckwith, the "Named Executives"). Compensation to the Named Executives is paid by the Company's wholly-owned subsidiary, PPG.

SUMMARY COMPENSATION TABLE

                                                                                            Long-Term Compensation
                                                                     Annual Compensation            Awards
                                                                   -----------------------        Securities            All Other
Name                       Position                      Year       Salary       Bonus (2)    Underlying Options    Compensation (3)
----                       --------                      ----       ------       ---------    ------------------    ----------------
Brian T. Beckwith (1)      President and CEO             2002      $250,000      $ 60,025           125,000             $    192
                                                         2001      $     --      $     --           125,000             $     --

James J. Peoples           Chairman                      2002      $145,000      $ 30,012                --             $  1,178
                                                         2001      $145,000      $ 46,946                --             $  1,251
                                                         2000      $145,000      $ 29,451                --             $  1,179

Diane M. Miller            Executive                     2002      $140,662      $ 22,800                --             $    192
                           Vice President                2001      $131,923      $ 31,297            75,000             $    264
                                                         2000      $125,000      $ 19,634                --             $    192

Matti A. Prima             Senior Vice President of      2002      $125,000      $ 53,137                --             $    192
                           Business Development          2001      $125,000      $  6,394                --             $    264
                                                         2000      $125,000      $     --                --             $    192

Michael L. DeMarco         Chief Financial Officer       2002      $123,813      $ 17,100            30,000             $    192
                                                         2001      $104,337      $ 23,473                --             $    264
                                                         2000      $ 95,933      $ 14,725            10,000             $    192

(1) Mr. Beckwith was appointed an executive officer in December 2001

(2) Represents bonuses earned in the year set forth in the table.

(3) Represents premiums paid by PPG for life insurance

The following table contains information concerning individual grants of stock options to each of the Named Executives during the last fiscal year.

                                                Percent of Total
                                               Options Granted to
                                Options           Employees in          Exercise       Expiration
         Name                   Granted           Fiscal Year           Price ($)         Date
         ----                   -------           -----------           ---------         ----
Brian T. Beckwith (1)           125,000               81%                 $3.00        12/18/2011
Michael L. DeMarco (2)           30,000               19%                 $3.00         5/17/2012

(1) Becomes exercisable on January 1, 2004, 2005, 2006, 2007, 2008 in the following increments, 8,332, 33,333, 33,333, 33,333 and 16,669

(2) Becomes exercisable 7,500 shares on May 17, 2002, 2003, 2004, 2005.

No options were exercised in 2002 by the Named Executives. The following table sets forth information with respect to the Named Executives concerning unexercised options held as of December 31, 2002.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                             Number of Securities
                                                                  Underlying                 Value of Unexercised
                           Shares                            Unexercised Options             In-The-Money Options
                          Acquired         Value             At Fiscal Year End            At Fiscal Year End $ (1)
       Name              on Exercise      Realized       Exercisable    Unexercisable    Exercisable    Unexercisable
       ----              -----------      --------       -----------    -------------    -----------    -------------
Brian T. Beckwith                                           50,000         200,000        $ 25,000        $100,000
Diane M. Miller                 --              --          66,375          41,250        $ 91,913        $ 20,625
Matti A. Prima                  --              --          64,000          36,000        $ 32,000        $ 18,000
Michael L. DeMarco              --              --          27,000          25,000        $  9,750        $ 11,250

(1) There is no established trading market for the Company's Common Stock and the Company is not aware of recent trading. The values in the table have been calculated assuming a per share price of $3.50 which reflects the price at which the Company has most recently issued stock.

EMPLOYMENT AGREEMENTS

In December 2001, the Company and PPG entered into an employment agreement with Brian T. Beckwith, the Company's President and Chief Executive Officer. The agreement has an initial term of three years and will continue thereafter from year to year unless terminated by either party by 180 days' prior notice before the end of each contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Beckwith ceases to be employed. If Mr. Beckwith is terminated by the Company without cause or if Mr. Beckwith resigns for good reason, Mr. Beckwith is entitled to 18 months of severance, reduced by any salaries he receives from third parties during the severance period. If the Company provides Mr. Beckwith notice of non-renewal, Mr. Beckwith is entitled to 12 months of severance, reduced by any salaries he receives from third parties during the severance period. The agreement also provides for the Company's repurchase right and Mr. Beckwith's put right to the Company with respect to Company stock owned by Mr. Beckwith following termination of his employment which he has acquired upon exercise of stock options and held for at least one year. Pursuant to this agreement, which was entered into prior to the enactment of the Sarbanes-Oxley of 2002, Mr. Beckwith is also entitled to pay the exercise price for his options pursuant to a five-year recourse note.

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

In May 2002, the Company entered into a three-year employment agreement with Michael L. DeMarco, the Company's Chief Financial Officer. After the expiration of the initial term, the agreement may be extended by mutual agreement. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company. If Mr. DeMarco is terminated without cause or resigns for good reason, Mr. DeMarco is entitled to the lesser of 12 months or the remainder of his contract in severance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information provided to the Company as to the beneficial ownership of the Company's Common Stock as of March 4, 2003 by (i) the only stockholders known to the Company to hold 5% or more of such stock, and
(ii) each of the directors, the Named Executives set forth in the table on the next page, and directors and officers as a group.

                                                                   COMMON STOCK
BENEFICIAL OWNER                                                BENEFICIALLY OWNED             TOTAL (%)
----------------                                                ------------------             ---------
Brian T. Beckwith (1)                                                  50,000                     1.4%
John C. Bergstrom (1)                                                  67,067                     1.9%
Richard Casabonne (1)                                                   6,000                      *
Anton J. Christianson (1) (2)                                       1,372,192                    38.8%
Michael L. DeMarco (1)                                                 34,500                     1.0%
James P. Dolan (1)                                                     39,250                     1.1%
Dolphin Offshore Partners, Inc.                                       361,887                    10.3%
Diane M. Miller (1)                                                   307,909                     8.5%
NAP & CO - c/o Delaware State Pension Fund                            603,151                    17.1%
James J. Peoples (1)                                                  724,581                    20.5%
Matti A. Prima (1)                                                     66,857                     1.9%
Directors and Officers as a group (9 persons) (1) (2)               2,662,356                    69.6%


           * Less than 1%

       (1) Includes shares of Common Stock subject to outstanding stock options exercisable within 60 days as follows: Mr. Beckwith, 50,000 shares; Mr. Bergstrom, 60,125 shares; Mr. Casabonne, 5,000 shares, Mr. Christianson, 5,750 shares; Mr. DeMarco, 34,500 shares; Mr. Dolan, 38,250 shares; Ms. Miller, 33,750 shares; Mr. Prima, 64,000 shares; and directors and officers as a group, 291,375 shares.

       (2) Includes ownership of 1,365,442 shares owned by School Power Limited Partnership, of which Mr. Christianson is Managing General Partner.

EQUITY COMPENSATION PLAN TABLE

The following table sets forth aggregate information regarding grants under all equity compensation plans of the Company as of December 31, 2002

                                                                                                 NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES TO                                  FUTURE ISSUANCE UNDER
                                             BE ISSUED UPON            WEIGHTED-AVERAGE           EQUITY COMPENSATION
                                              EXERCISE OF              EXERCISE PRICE OF           PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,      SECURITIES REFLECTED IN
                                          WARRANTS AND RIGHTS         WARRANTS AND RIGHTS            COLUMN (A))
PLAN CATEGORY                                     (A)                         (B)                         (C)
Equity compensation plans
approved by security holders                    676,064                      $2.79                      74,998

Equity compensation plans not
approved by security holders                     37,500                      $3.00                           0

Total                                           713,564                      $2.80                      74,998

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

In December 2002, the Company borrowed $1,000,000 under a subordinated convertible note payable to School Power Limited Partnership in which Mr. Christianson serves as Managing General Partner. The terms of this note provided for quarterly interest payments at a rate of 10 percent with principal due December 30, 2004, and conversion into common stock if the Company secures a certain level of debt financing. This note, plus accrued interest, was in February 2003 converted to 289,785 shares of common stock at a conversion price of $3.50 per share.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.

EXHIBIT
  NO.       DESCRIPTION
3.1         Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-KSB for the
            year ended December 31, 2001).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-KSB for the year ended December 31,
            2001).

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

10.4        Amended and Restated Employment Agreement between The Peoples
            Publishing Group, Inc. and Diane M. Miller (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-KSB for the year ended December 31, 2001).

10.5        Employment Agreement between the Company and Matti A. Prima
            (incorporated by reference to Exhibit 10.5 to the Registrant's Form
            10-KSB for the year ended December 31, 2001).

10.6        Amended and Restated Employment Agreement between the Company and
            Michael L. DeMarco (incorporated by reference to Exhibit 10 to the
            Registrant's Form 10-QSB for the quarter ended June 30, 2002).

10.7        Employment Agreement between the Company and Brian T. Beckwith
            (incorporated by reference to Exhibit 10.7 to the Registrant's Form
            10-KSB for the year ended December 31, 2001).

21 Subsidiaries of the Registrant: The Peoples Publishing Group, Inc., a Delaware corporation.

99.1        The Registrant's Audited Financial Statements for the Years Ended
            December 31, 2002 and 2001, with notes thereto and the auditor's report thereon.

99.2        Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
            Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

99.3        Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
            Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b)         Reports on Form 8-K. : None

ITEM 14. CONTROLS AND PROCEDURES.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934 (the "1934 Act") within 90 days prior to the filing date of this annual report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                        PEOPLES EDUCATIONAL HOLDINGS, INC.
Date:  March 24, 2003


                         /s/ Brian T. Beckwith
                        --------------------------------------------------------
                        Brian T. Beckwith, Chief Executive
                        Officer and President (principal executive officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 24, 2003.

                         /s/ Brian T. Beckwith
                        --------------------------------------------------------
                        Brian T. Beckwith, Chief Executive Officer and President



                         /s/ Michael L. DeMarco
                        --------------------------------------------------------
                        Michael L. DeMarco, Chief Financial Officer



                         /s/ James J. Peoples
                        --------------------------------------------------------
                        James J. Peoples, Chairman



                         /s/ Diane M. Miller
                        --------------------------------------------------------
                        Diane M. Miller, Director



                         /s/ John C. Bergstrom
                        --------------------------------------------------------
                        John C. Bergstrom, Director



                         /s/ Richard J. Casabonne
                        --------------------------------------------------------
                        Richard J. Casabonne, Director



                         /s/ Anton J. Christianson
                        --------------------------------------------------------
                        Anton J. Christianson, Director



                         /s/ James P. Dolan
                        --------------------------------------------------------
                        James P. Dolan, Director

                                 CERTIFICATIONS


I, Brian T. Beckwith, certify that:

1. I have reviewed this annual report on Form 10-KSB of Peoples Educational Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003


 /s/ Brian T. Beckwith
-------------------------------------
Brian T. Beckwith,
President and Chief Executive Officer

I, Michael L. DeMarco, certify that:

1. I have reviewed this annual report on Form 10-KSB of Peoples Educational Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

 /s/ Michael L. DeMarco
-----------------------
Michael L. DeMarco,
Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Pursuant to the requirements of Instructions to Form 10-KSB, the registrant supplementally files herewith for the information of the Commission is a copy of the Company's proxy statement mailed to shareholders in connection with the 2003 Meetings of Shareholders.