Form 10QSB
period 2003-03-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2003-05-14
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

[ ]   Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
                       -----------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      41-1368898
-------------------------------                     --------------------
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


      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,531,421 shares of Common Stock (par value $0.02 per share) outstanding on May 12, 2003.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                              (Unaudited)
                                                               March 31,     December 31,
                                                                  2003          2002
                                                               ----------    ------------
ASSETS

Current Assets

Cash and Cash Equivalents                                      $  438,850     $  312,470
Accounts Receivable Net of Allowance for Doubtful Accounts
  of $51,000 and Allowance for Returns                          1,134,332      1,124,874
Inventory                                                       1,441,521        984,669
Advance Royalties                                                 260,560        290,196
Prepaid Catalog Expenses and Other Current Assets                 267,470        111,534
Refundable Income Taxes                                            61,735             --
Deferred Income Taxes                                             132,000        132,000
                                                               ----------     ----------
     Total Current Assets                                       3,736,468      2,955,743
                                                               ----------     ----------

Equipment - At Cost, Less Accumulated Depreciation of
$514,000 in 2003 and $422,000 in 2002                             485,376        500,698
                                                               ----------     ----------

Other Assets

Deferred Prepublication Costs, net                              5,120,427      4,596,460
Deposits and Other                                                 61,254         44,384
                                                               ----------     ----------
     Total Other Assets                                         5,181,681      4,640,844
                                                               ----------     ----------

Total Assets                                                   $9,403,525     $8,097,285
                                                               ==========     ==========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                            (Unaudited)
                                                                             March 31,       December 31,
                                                                               2003             2002
                                                                            -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current Maturities of Long Term Debt                                        $    79,852      $    78,953
Accounts Payable                                                              1,906,531        1,840,135
Accrued Expenses                                                                303,740          527,297
Income Taxes Payable                                                                 --           33,965
                                                                            -----------      -----------
     Total Current Liabilities                                                2,290,123        2,480,350
                                                                            -----------      -----------

Long Term Debt, less current maturities                                       2,468,967          807,544
Convertible Note Payable to Stockholder                                              --        1,000,000
Accrued Royalty Payable                                                              --           61,000
Deferred Income Taxes                                                             5,000            5,000
                                                                            -----------      -----------


Total Liabilities                                                             4,764,090        4,353,894
                                                                            -----------      -----------

Stockholders' Equity

Common stock, $0.02 par value; authorized 8,500,000 shares;
  issued and outstanding 3,531,421 in 2003 and 3,216,933 shares in 2002          70,628           64,338

Additional Paid In Capital                                                    3,801,438        2,787,690
Retained Earnings                                                               927,394        1,049,513

Less: Note Receivable from issuance of Stock                                   (160,025)        (158,150)
                                                                            -----------      -----------

Total Stockholders' Equity                                                    4,639,435        3,743,391
                                                                            -----------      -----------

Total Liabilities and Stockholders' Equity                                  $ 9,403,525      $ 8,097,285
                                                                            ===========      ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                             Three Months Ended
                                                                   March 31
                                                         ----------------------------
                                                            2003             2002
                                                         -----------      -----------
Revenue:
     Product Line                                        $ 3,484,843      $ 2,241,152
     Delivery                                                292,837          198,539
                                                         -----------      -----------
  TOTAL REVENUE                                            3,777,680        2,439,691

Cost of Revenue                                            1,857,549        1,219,495
                                                         -----------      -----------
  GROSS PROFIT                                             1,920,131        1,220,196

Selling, General and Administrative Expenses               2,077,823        1,419,450
                                                         -----------      -----------
  LOSS FROM OPERATIONS                                      (157,692)        (199,254)

Interest Expense                                             (45,436)         (25,226)
                                                         -----------      -----------
  LOSS BEFORE INCOME TAXES                                  (203,128)        (224,480)

Federal and State Income Tax Benefit                         (81,009)         (90,000)
                                                         -----------      -----------
  NET LOSS                                               $  (122,119)     $  (134,480)
                                                         ===========      ===========

Net Loss per Common Share
  Basic and Diluted                                      $     (0.04)     $     (0.04)
                                                         ===========      ===========
Weighted-average Number of Common Shares Outstanding
  Basic and Diluted                                        3,339,386        3,216,933
                                                         ===========      ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                       Additional
                                        Common           Paid-In          Retained          Notes
                                         Stock           Capital          Earnings        Receivable         Total
                                      -----------      -----------      -----------      -----------      -----------
Balance, December 31, 2002                 64,338        2,787,690        1,049,513         (158,150)       3,743,391

Sale of Common Stock                          799           56,516                                             57,315
Repurchase of Common Stock                   (224)         (38,928)                                           (39,152)
Conversion of Notes Payable                 5,715          994,285                                          1,000,000
Interest on Notes Receivable from
   issuance of Common Stock                                  1,875                            (1,875)              --
Net Loss                                                                   (122,119)                         (122,119)
                                      -----------      -----------      -----------      -----------      -----------

Balance, March 31, 2003               $    70,628      $ 3,801,438      $   927,394      $  (160,025)     $ 4,639,435
                                      ===========      ===========      ===========      ===========      ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                 Three Months Ended
                                                                           ----------------------------
                                                                             March 31,        March 31,
                                                                               2003             2002
                                                                            -----------      -----------
Cash Flows From Operating Activities

Net Loss                                                                     $  (122,119)     $  (134,480)
Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities

     Depreciation                                                                 44,446           33,467
     Amortization of Prepublication Costs                                        412,041          251,976
Changes in Assets and Liabilities
     Accounts Receivable                                                          (9,458)         485,465
     Inventory                                                                  (456,852)         196,514
     Prepaid Catalog Expense and Other current assets                           (155,936)         (19,226)
     Advance Royalties                                                            29,636          154,454
     Deposits and Other                                                          (16,870)         (28,551)
     Accounts Payable and Accrued Expenses                                      (157,161)        (625,818)
     Accrued Royalty Payable                                                     (61,000)              --
     Income Taxes Payable or Refundable                                          (95,700)        (228,801)
                                                                             -----------      -----------
       Net Cash Provided By (Used In) Operating Activities                      (588,973)          85,000
                                                                             -----------      -----------

Cash Flows From Investing Activities

     Purchases of Equipment                                                      (29,124)         (54,968)
     Expenditures for Prepublication Costs                                      (936,008)        (700,309)
                                                                             -----------      -----------
       Net Cash Used in Investing Activities                                    (965,132)        (755,277)
                                                                             -----------      -----------

Cash Flows From Financing Activities

     Net Borrowings Under Line of Credit                                       1,682,250          150,000
     Principal Payments on Long Term Debt                                        (19,928)          (8,430)
     Proceeds from the Sale of Common Stock                                       57,315               --
     Repurchase of Common Stock                                                  (39,152)              --
                                                                             -----------      -----------
       Net Cash Provided By Financing Activities                               1,680,485          141,570
                                                                             -----------      -----------

       Net Increase (Decrease) in Cash and Cash Equivalents                      126,380         (528,707)

Cash and Cash Equivalents

     Beginning of Period                                                         312,470          784,540
                                                                             -----------      -----------
     End of Period                                                           $   438,850      $   255,833
                                                                             ===========      ===========

Supplemental Cash Flow Information
     Cash Payments for:

       Interest                                                              $    45,436      $    25,226
       Income Taxes                                                                   --          132,000
                                                                             ===========      ===========

Supplemental Schedule of Noncash Investing and Financing Activities

  Conversion of Note Payable and Accrued Interest to Common Stock            $ 1,000,000      $        --
                                                                             ===========      ===========

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by The Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended March 31, 2003, are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTE 2 - Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon shipment and estimates returns if the right of return exists. The allowances for returns as of March 31, 2003 and December 31, 2002, were $401,000 and $489,000 respectively. These allowances are recorded as a reduction of accounts receivable.

NOTE 3 - Basic And Diluted Per Share Amounts

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

NOTE 4 - Conversion of Note Payable

The $1,000,000 subordinated convertible note payable to its largest stockholder along with accrued interest was converted to 289,785 shares of common stock at a conversion price of $3.50 per share in February 2003.

NOTE 5 -  Deferred Prepublication Costs

The activity in deferred prepublication costs and the balances as of March 31, 2003 and 2002, are as follows:


                                        2003            2002
                                    -----------     -----------
Balances, January 1                 $ 4,596,460     $ 2,402,852
  Prepublication Cost Additions         936,008         700,309
  Amortization Expense                 (412,041)       (251,976)
                                    -----------     -----------
Balances, March 31                  $ 5,120,427     $ 2,851,185
                                    ===========     ===========


The estimated amortization expense related to deferred prepublication costs over the next five years is as follows:


For the remainder of 2003                                      $1,445,000
For the year ended December 31, 2004                           $2,023,000
For the year ended December 31, 2005                           $1,624,000
For the year ended December 31, 2006                           $  826,000
For the year ended December 31, 2007                           $       --


NOTE 6 - Stock-Based Compensation

The Company grants options to its employees under its 1998 Stock Option Plan. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost is recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the quarters ended March 31, 2003 and 2002.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company's net loss and net loss per basic and diluted common share would have been as indicated below.


                                                            Quarter Ended
                                                              March 31,
                                                    ----------------------------
                                                        2003             2002
                                                    -----------      -----------
Net Loss, as reported                               $  (122,119)     $  (134,480)
Deduct total stock-based employee compensation
  expense determined under the fair value-based
  method for all rewards                                (31,898)         (36,277)
                                                    -----------      -----------
Net Loss, proforma                                  $  (154,017)     $  (170,757)

Basic Net Loss per Common Share, as reported        $     (0.04)     $     (0.04)
Basic Net Loss per Common Share, proforma                 (0.05)           (0.05)
Diluted Net Loss per Common Share, as reported            (0.04)           (0.04)
Diluted Net Loss per Common Share, proforma               (0.05)           (0.05)


The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net income or net income per common share for future years because options vest over several years and additional awards are generally made each year.

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

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued Statement 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of Statement 148 were effective for the December 31, 2002 financial statements and the interim reporting disclosures requirements are effective for the Company's March 31, 2003 10-QSB. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of Statement 148 has no effect on the financial statements at this time. As such, the financial statements presented have incorporated the enhanced disclosure requirements of Statement 148.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The requirements of FIN 46 will apply to the Company for its quarter ended September 30, 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD - LOOKING STATEMENTS

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

SEASONALITY

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year, so new product development and launch, as well as expenses, must be planned around the school year. PPG receives and fulfills customer orders throughout the year. The seasonality of the Advanced Placement product line is significantly different than that of the Instruction and Test Preparation product lines. For Advanced Placement, revenue on a historical basis by quarter is approximately as follows: 1st quarter 6%, 2nd quarter 24%, 3rd quarter 61% and 4th quarter 9%. For Instruction and Test Preparation, revenue on a historical basis by quarter is approximately as follows: 1st quarter 26%, 2nd quarter 18%, 3rd quarter 30% and 4th quarter 26%.

REVENUE AND NET LOSS

Overview

Total revenue increased 54.8%, and Product Line revenue increased 55.4% for the first quarter of 2003 compared to the same period in 2002. This was led by a 78.0% increase in Test Preparation revenue. The Net Loss for the three months ended March 31, 2003 was $122,000, a decrease of 9.0% from the same period in the prior year.

                                           Three Months Ended
                                                March 31,
                                      ----------------------------
                                         2003             2002           Variance       % Variance
                                      -----------      -----------      -----------     ----------
Product Line Revenue

Test Preparation                      $ 2,705,000      $ 1,520,000      $ 1,185,000           78.0%
Advanced Placement                        579,000          550,000           29,000           5.3%
Instruction                               201,000          172,000           29,000           16.9%
                                      -----------      -----------      -----------     ----------
       Total Product Line Revenue       3,485,000        2,242,000        1,243,000           55.4%
Shipping and Handling Revenue             293,000          198,000           95,000           48.0%
                                      -----------      -----------      -----------     ----------
             Total Revenue            $ 3,778,000      $ 2,440,000      $ 1,338,000           54.8%
                                      ===========      ===========      ===========     ==========

Net Loss                              $  (122,000)     $  (134,000)     $    12,000            9.0%


Test Preparation Product Revenue

Test Preparation product line revenue was $2,705,000 for the first quarter in 2003 compared to $1,520,000 in 2002, representing a 78.0% increase. The revenue growth can be attributed to increased market penetration within existing states, the release of new products into a new state, and an increase in the number of inside and outside salespersons. During the first quarter of 2003, the Company had state-specific products published for eight states compared to seven states in the prior year. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

Advanced Placement Product Revenue

Advanced Placement product line revenue for the first quarter in 2003 was $579,000 compared to $550,000 during the same period in 2002, representing an increase of 5.3%. The increase is primarily related to expanded marketing efforts and an increase in the number of inside and outside salespersons.

Instruction Product Revenue

The Instruction product line includes Student-At-Risk and Multicultural products. Both include a mix of proprietary and nonproprietary titles. PPG's emphasis is on proprietary products, and PPG uses nonproprietary products to round out its catalog of product offerings to customers. Instruction revenue increased 16.9% for the first quarter in 2003 compared to the same period in 2002. This increase is material in relation to total revenue and is not expected to continue for the balance of the year, as the Company has shifted its strategic focus from this product line to its Test Preparation product line. The twelve-month revenue expectations for this product line in 2003 will be in line with 2002 levels or slightly below.

Shipping and Handling Revenue

Shipping and Handling revenue has decreased as a percent of product line revenue from 8.8% of revenue to 8.4% of revenue. Decrease is not significant and is due to product revenue mix.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased $700,000 for the first quarter of 2003 as compared to the same period in 2002 due to increased revenue, and increased as a percent of total revenue from 50.0% to 50.8%. The percentage increase was partially a result of a shift in product revenue mix, offset by increases in amortization on Prepublication Costs.

Cost of Revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost decreased as a percent of revenue from 28.9% to 26.6% due to product mix. Advanced Placement revenue, which has the highest product cost decreased from 22.5% of total revenue in 2002 to 15.3% in 2003.

Royalty, warehousing and shipping costs, as a percent of total revenue remained consistent between periods.

Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, writing, page design and makeup, art permissions and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For the three months ended March 31, 2003, PPG amortized $412,000 of prepublication costs as compared to $252,000 for the same period in 2002. In book publishing, prepublication cost expenditures serves as an important financial indicator of new product commitment. For the quarter ended March 31, 2003, PPG's prepublication cost expenditures increased 33.7% to $936,000, from the same period in 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


                                             Three Months Ended
                                                  March 31,
                                       ------------------------------
                                           2003              2002            Variance        % Variance
                                       ------------      ------------      ------------     ------------
Selling, General and Administrative    $  2,078,000      $  1,419,000          $659,000             46.4%
            % of Total Revenue                 55.0%             58.2%


Selling, General and Administrative expense for the three months ended March 31, 2003 increased in dollars, but decreased as a percent of revenue.

The general and administrative expenditures portion of the total increased to $734,000 for the three months ended March 31, 2003 from $698,000 from the same period in the 2002 but decreased as a percent of total revenue. The 5.2% increase in dollars is a result of an increase in the Company's infrastructure cost needed to support the Company's revenue growth. The marketing and selling expense portion of the total increased by $623,000 and from 29.6% to 35.6% of total revenue for the first quarter of 2003 compared to 2002. The increase is due to increases in salaries, commissions, and marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2003 was $589,000. Cash was primarily provided by the predepreciation and amortization profitability of the Company, offset by an increase in inventory, prepaid catalog and other current assets, and a decrease in accounts payable and accrued expenses, and income taxes payable.

Inventory increased in order to maintain sufficient quantities to meet growing customer demands. Prepaid catalog and other current assets increased primarily due to promotional mailings to take place in the second quarter of 2003. Accounts payable and accrued expenses, and income taxes payable decreased due to payments made in the ordinary business cycle.

Net cash used in investing activities was $965,000, consisting of prepublication expenditures of $936,000, and equipment purchases of $29,000.

Net cash provided by financing activities was $1,680,000, consisting primarily of repayment of borrowings under the Company's line of credit of $1,682,000, proceeds from the sale of common stock in the amount of $57,000 offset by the repurchase of common stock of $39,000 and principal payments under capital leases of $20,000.

In February 2003, the Company closed a new $6,500,000 financing agreement with a financial institution. The arrangement includes three separate revolving lines of credit. The main line of credit provides for advances up to

$4,000,000 for a two-year period, subject to borrowing base restrictions limited to 80 percent of eligible accounts receivable and 35 percent of inventory. The second line of credit is for $2,000,000 for a two-year period, and the third $500,000 line of credit is for a one-year period. All three lines of credit bear interest at LIBOR plus 2.25 percent. Total borrowings are secured by substantially all assets of the Company and are subject to certain financial covenants. Total borrowings under the lines as of March 31, 2003 are classified as long-term and amount to $2,282,000.

The Company believes that its cash and line of credit, together with cash generated from anticipated revenue and gross profit, will be sufficient to meet its normal cash needs for the remainder of 2003. The Company intends to continue investing in prepublication costs for its proprietary, Test Preparation products, to the extent cash flow allows. As the Company develops these products for more states, additional investment in inventory will be required.

For the remainder of fiscal year 2003, the Company has contractual cash obligations, under operating and capital leases in the amount of $259,000. All outstanding borrowings under the Company's line of credit are long-term and are payable in February, 2005.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in the footnotes to our financial statements as reported at December 31, 2002. Some of the most critical policies are as follows. As a matter of policy, the Company reviews its major assets for impairment. The Company's major operating assets are accounts receivable, inventories, prepublication assets, and property and equipment. The Company established reserves for doubtful accounts and returns based upon management's review of accounts and historical analysis. The Company also establishes reserves for slow moving and obsolete inventory based on sales history and market conditions. The Company depreciates its property and equipment and amortizes its prepublication assets over their estimated useful lives.

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

                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

During the first quarter of 2003, a director and excecutive officer of the Company exercised an option to purchase 32,625 shares of the Company's Common Stock at $1.20 per share. In addition, two employees exercised options to purchase an aggregate of 3,264 shares at an exercise price of $1.20 per share. The shares of Common Stock were issued pursuant to exemptions provided under
Section 4(2) of the Securities Act and Rule 701, as the options had been issued prior to the Company becoming a reporting company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

Exhibit
Number            Description
------            -----------
99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:     May 12, 2003                 PEOPLES EDUCATIONAL HOLDINGS, INC.


                                              By: /s/ Brian T. Beckwith
                                              ----------------------------------
                                              Brian T. Beckwith, President and
                                              Chief Executive Officer

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

Date: May 12, 2003

                                        /s/ Brian T. Beckwith
                                        -----------------------
                                        Brian T. Beckwith
                                        Chief Executive Officer

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

Date: May 12, 2003

                                        /s/ Michael L. DeMarco
                                        -----------------------
                                        Michael L. DeMarco
                                        Chief Financial Officer