Form 10QSB
period 2003-06-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2003-08-11
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.


                          Commission File No. 2-86551C

                       Peoples Educational Holdings, Inc.
                       -----------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                     41-1368898
-------------------------------             ------------------------------------
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


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,531,421 shares of Common Stock (par value $0.02 per share) outstanding on August 11, 2003.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                          June 30, 2003      December 31, 2002
                                                                                   -------------------------------------------
ASSETS

Current Assets

Cash and Cash Equivalents                                                                  $    111,674           $   312,470
Accounts Receivable Net of Allowance for Doubtful Accounts
  of $40,000 in 2003 and $51,000 in 2002 and Allowance for Returns                            2,457,838             1,124,874
Inventory                                                                                     1,379,390               984,669
Deferred Income Taxes                                                                           132,000               132,000
Refundable Income Taxes                                                                          21,284                     -
Advance Royalties                                                                               125,914               290,196
Prepaid Catalog Expenses and Other Current Assets                                               219,830               111,534
                                                                                   -------------------------------------------
     Total Current Assets                                                                     4,447,930             2,955,743
                                                                                   -------------------------------------------

Equipment - At Cost, Less Accumulated Depreciation
of $564,000 in 2003 and $469,000 in 2002                                                        567,894               500,698
                                                                                   -------------------------------------------

Other Assets

Deferred Prepublication Costs, net                                                            5,749,248             4,596,460
Advance Royalties                                                                               110,000                     -
Equipment Deposits and
Other                                                                                            60,606                44,384
                                                                                   -------------------------------------------
     Total Other Assets                                                                       5,919,854             4,640,844
                                                                                   -------------------------------------------

Total Assets                                                                               $ 10,935,678           $ 8,097,285
                                                                                   ===========================================


PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                          June 30, 2003       December 31, 2002
                                                                                   --------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current Maturities of Long Term Debt                                                       $     82,166         $      78,953
Accounts Payable                                                                              2,938,913             1,840,135
Accrued Expenses                                                                                551,993               527,297
Income Taxes Payable                                                                                  -                33,965
                                                                                   -------------------------------------------
     Total Current Liabilities                                                                3,573,072             2,480,350

Long-Term Liabilities

Long Term Debt, less current maturities                                                       2,443,246               807,544
Convertible Note Payable to Shareholder                                                               -             1,000,000
Accrued Royalty Payable                                                                               -                61,000
Deferred Income Taxes                                                                             5,000                 5,000
                                                                                   -------------------------------------------
Total Liabilities                                                                             6,021,318             4,353,894
                                                                                   -------------------------------------------

Stockholders' Equity

Common Stock, $0.02 par value; authorized 8,500,000 shares; issued and
  outstanding 3,531,421 in 2003 and 3,216,933 shares in 2002                                     70,628                64,338

Additional Paid In Capital                                                                    3,802,384             2,787,690
Retained Earnings                                                                             1,041,348             1,049,513

Less: Note Receivable from issuance of stock                                                          -              (158,150)
                                                                                   -------------------------------------------

Total Stockholders' Equity                                                                    4,914,360             3,743,391
                                                                                   -------------------------------------------

Total Liabilities and Stockholders' Equity                                                 $ 10,935,678         $   8,097,285
                                                                                   ===========================================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     Three Months Ended              Six Months Ended
                                                                           June 30                         June 30
                                                                     2003          2002              2003           2002
                                                              -----------------------------  ------------------------------
Revenue:
     Product Line                                               $ 5,365,924    $ 3,794,634       $ 8,850,767   $ 6,035,788
     Delivery and Handling                                          421,089        298,356           713,927       496,896
                                                              -----------------------------  ------------------------------
   TOTAL REVENUE                                                  5,787,013      4,092,990         9,564,694     6,532,684

Cost of Revenue                                                   3,343,703      2,559,526         5,201,254     3,779,022
                                                              -----------------------------  ------------------------------
   GROSS PROFIT                                                   2,443,310      1,533,464         4,363,440     2,753,662

Selling, General and Administrative Expenses                      2,227,479      1,494,570         4,305,303     2,914,011
                                                              -----------------------------  ------------------------------
   INCOME (LOSS) FROM OPERATIONS                                    215,831         38,894            58,137     (160,349)

Interest Expense                                                   (26,316)       (29,793)          (71,752)      (55,019)
                                                              -----------------------------  ------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                                189,515          9,101          (13,615)     (215,368)

Federal and State Income Tax Expense (Benefit)                       75,559          3,500           (5,450)      (86,500)
                                                              -----------------------------  ------------------------------
   NET INCOME (LOSS)                                              $ 113,956      $   5,601        $  (8,165)   $ (128,868)
                                                              =============================  ==============================

Net Income (Loss) per Common Share
   Basic:                                                          $   0.03       $   0.00          $   0.00    $   (0.04)
   Diluted:                                                        $   0.03       $   0.00          $   0.00    $   (0.04)
                                                              =============================  ==============================

Weighted-average Number of Common
Shares Outstanding
   Basic:                                                         3,531,421      3,216,933         3,435,404     3,216,933
   Diluted:                                                       3,629,818      3,280,879         3,435,404     3,216,933
                                                              =============================  ==============================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                         Additional
                                           Common          Paid-In         Accumulated          Notes
                                            Stock          Capital           Earnings        Receivable          Total
                                    --------------------------------------------------------------------------------------
Balance, December 31, 2002                 $ 64,338      $ 2,787,690        $ 1,049,513     $  (158,150)     $  3,743,391

Interest on Notes Receivable
   from issuance of Stock                         -            2,821                  -          (2,821)                -

Payment on Notes Receivable                       -                -                  -          160,971          160,971

Exercise of Stock Options                       799           56,516                  -                -           57,315

Repurchase of Common Stock                    (224)         (38,928)                  -                -         (39,152)

Conversion of Notes Payable                   5,715          994,285                  -                -        1,000,000

Net Loss                                          -                -            (8,165)                -          (8,165)
                                    --------------------------------------------------------------------------------------

Balance, June 30, 2003                     $ 70,628      $ 3,802,384        $ 1,041,348         $      -     $  4,914,360
                                    ======================================================================================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       Six Months Ended
                                                                              June 30, 2003         June 30, 2002
                                                                     -----------------------   -------------------
Cash Flows From Operating Activities
Net Loss                                                                    $       (8,165)        $    (128,868)
Adjustments to Reconcile Net Loss to Net Cash Provided by
   Operating Activities
    Depreciation                                                                     94,205                70,005
    Amortization of Prepublication Costs                                            894,825               551,807
Changes in Assets and Liabilities
    Accounts Receivable                                                         (1,332,964)           (1,058,833)
    Inventory                                                                     (394,721)               281,889
    Refundable Income Taxes                                                        (21,284)             (110,336)
    Prepaid Catalog Expense and Other Current Assets                              (108,296)                   648
    Advance Royalties                                                                54,282               224,728
    Equipment Deposits and Other                                                   (16,222)               (9,328)
    Accounts Payable and Accrued Expenses                                         1,123,474               967,367
    Accrued Royalty Payable                                                        (61,000)                61,000
    Income Taxes Payable                                                           (33,965)             (114,965)
                                                                     -----------------------   -------------------
        Net Cash Provided by Operating Activities                                   190,169               735,114
                                                                     -----------------------   -------------------

Cash Flows From Investing Activities
    Purchases of Equipment                                                        (161,401)             (119,460)
    Expenditures for Prepublication Costs                                       (2,047,613)           (1,601,589)
                                                                     -----------------------   -------------------
        Net Cash Used in Investing Activities                                   (2,209,014)           (1,721,049)
                                                                     -----------------------   -------------------

Cash Flows From Financing Activities
    Net Borrowings Under Line of Credit                                           1,677,959               450,000
    Proceeds from Exercise of Stock Options                                          57,315                     -
    Payments on Notes Receivable                                                    160,971                     -
    Repurchase of Common Stock                                                     (39,152)                     -
    Principal Payments on Long Term Debt                                           (39,044)              (17,117)
                                                                     -----------------------   -------------------
        Net Cash Provided by Financing Activities                                 1,818,049               432,883
                                                                     -----------------------   -------------------

        Net Decrease in Cash and Cash Equivalents                                 (200,796)             (553,052)

Cash and Cash Equivalents
    Beginning of Period                                                             312,470               784,540
                                                                     -----------------------   -------------------
    End of Period                                                            $      111,674          $    231,488
                                                                     =======================   ===================

Supplemental Cash Flow Information
    Cash Payments for:
        Interest                                                             $       71,752          $     55,019
        Income Taxes                                                                 35,000               132,000
                                                                     =======================   ===================

Supplemental Schedule of Noncash Investing and Financing Activities
  Conversion of Note Payable and Accrued Interest to Common Stock           $     1,000,000             $       -
                                                                     =======================   ===================

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended June 30, 2003, are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTE 2 -- Revenue Recognition and Accounts Receivable
The Company recognizes revenue upon shipment and estimates returns if the right of return exists. The allowances for returns as of June 30, 2003 and December 31, 2002, were $439,000 and $489,000 respectively. These allowances are recorded as a reduction of accounts receivable.

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

NOTE 4-- Deferred Prepublication Costs
The activity in deferred prepublication costs and the balances as of June 30, 2003 and 2002, are as follows:

                                             Three Months Ended                  Six Months Ended
                                                    June 30                           June 30
                                               2003          2002                2003           2002
                                           --------------------------        ----------------------------
Balances, Beginning                        $ 5,120,427    $ 2,851,185        $ 4,596,460     $ 2,402,852
  Prepublication Cost Additions              1,111,605        901,280          2,047,613       1,601,589
  Amortization Expense                         482,784        299,831           (894,825)       (551,807)
                                           --------------------------        ----------------------------
Balances, Ending                           $ 5,749,248    $ 3,452,634        $ 5,749,248     $ 3,452,634
                                           ==========================        ============================


Amortization expense for the year ended December 31, 2002 was approximately $1,212,000.

The estimated amortization expense related to deferred prepublication costs over the next five years is as follows:

For the remainder of 2003                                      $1,054,000
For the year ended December 31, 2004                           $2,289,000
For the year ended December 31, 2005                           $1,671,000
For the year ended December 31, 2006                           $  735,000
For the year ended December 31, 2007                           $        -


NOTE 5 -- Stock-Based Compensation
The Company grants options to its employees under its 1998 Stock Option Plan. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost is recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the three and six month periods ended June 30, 2003 and 2002.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company's net loss and net loss per basic and diluted common share would have been as indicated below.

                                                                             Three Months Ended              Six Months Ended
                                                                                   June 30                        June 30
                                                                             2003           2002           2003              2002
                                                                      ----------------------------- ------------------------------
Net Income (Loss), as reported                                             $113,956       $  5,601     $  (8,165)      $ (128,868)
Deduct total stock-based employee compensation
  expense determined under the fair value-based
  method for all rewards                                                    (35,747)       (35,307)      (71,497)         (72,555)
                                                                      ------------------------------------------------------------
Net Income (Loss), proforma                                                $ 78,209       $(29,706)    $ (79,662)      $ (201,423)
                                                                      ============================================================
Basic Net Income (Loss) per Common Share, as reported                      $   0.03       $   0.00     $    0.00       $    (0.04)
Basic Net Income (Loss) per Common Share, proforma                             0.02          (0.01)        (0.02)           (0.06)
Diluted Net Income (Loss) per Common Share, as reported                        0.03           0.00          0.00            (0.04)
Diluted Net Income (Loss) per Common Share, proforma                           0.02          (0.01)        (0.02)           (0.06)


The above pro forma effects on Net Income (Loss) and Net Income (Loss) per basic and diluted common share are not likely to be representative of the effects on reported Net Income (Loss) or Net Income (Loss) per common share for future years because options vest over several years and additional awards are generally made each year.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company is required to apply Statement No. 150 for the quarter beginning on July 1, 2003. The Company does not expect the application of Statement No. 150 to have a material effect on its financial statements.

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

Second Quarter 2003 vs. Second Quarter 2002

REVENUE AND NET INCOME

Overview

Total revenue and Product Line revenue increased 41.4% for the second quarter of 2003 compared to the same period in 2002. This increase was led by a 164.3% increase in Test Preparation revenue. Net Income for the three months ended June 30, 2003 was $114,000, as compared to $5,600 for the three months ended June 30, 2002.

                                                                    Three Months Ended
                                                                           June 30
                                                    2003            2002           Variance        % Variance
                                            -----------------------------------------------------------------
Product Line Revenue
Test Preparation                                 $2,931,000      $1,109,000      $ 1,822,000          164.3%
Advanced Placement                                2,184,000       2,266,000          (82,000)          (3.6%)
Instruction                                         251,000         420,000         (169,000)         (40.2%)
                                            -----------------------------------------------------------------
       Total Product Line Revenue                 5,366,000       3,795,000        1,571,000           41.4%
Shipping and Handling Revenue                       421,000         298,000          123,000           41.3%
                                            -----------------------------------------------------------------
             Total Revenue                       $5,787,000      $4,093,000      $ 1,694,000           41.4%
                                            =================================================================


Test Preparation Product Revenue

Test Preparation product line revenue was $2,931,000 for the second quarter in 2003 compared to $1,109,000 in 2002, representing a 164.3% increase. The revenue growth can be attributed to increased market penetration and the release of new products into new states. During the second quarter of 2002, the Company had state-specific products published for seven states. In 2003, the Company had state-specific products for nine states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

Advanced Placement Product Revenue

Advanced Placement product line revenue for the second quarter in 2003 was $2,184,000 compared to $2,266,000 during the same period in 2002, representing a slight decrease of 3.6%. The Company is focusing its efforts on the high revenue adoption markets in an attempt to increase revenue. In addition, the Company plans to expand its efforts on the growing private and parochial markets. The Company continues to be positive about the Advanced Placement market growth and its ability to grow revenue in this area.

Instruction Product Revenue

Instruction products include two sales sources referred to as Student-At-Risk and Multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses nonproprietary products to round out or fill in a full catalog of product offerings for PPG's customers. Instruction revenue decreased 40.2% for the second quarter in 2003 compared to the same period in 2002. A portion of this decrease is a result of timing, as the first quarter revenue in 2003 exceeded the first quarter 2002 revenue by $29,000 (16.9%). Also, the Company has shifted its strategic focus from this product line to its Test Preparation product line.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $1,553,000 in the second quarter of 2002 to $2,443,000 for the same period in 2003, and increased as a percentage of revenue from 37.5% in 2002 to 42.2% in 2003. The increase in dollars is a result of increased overall revenue growth combined with a decrease in costs as discussed below.

Cost of Revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost decreased from 48% of revenue in 2002 to 40% in 2003. The decrease was a result of favorable product mix, as Test Preparation revenues increased from 27.1% of total revenue for the second quarter of 2002 to 50.6% in 2003. Test Preparation products in general have lower product costs associated with them.

Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, writing, page design and makeup, art permissions and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For the three months ended June 30, 2003, PPG amortized $483,000 of prepublication costs as compared to $300,000 for the same period in 2002. In book publishing, prepublication cost expenditures serves as an important financial indicator of new product commitment. For the quarter ended June 30, 2003, PPG's prepublication costs expenditures increased 23.4% to $1,112,000 compared to expenditures of $901,000 for the same period in 2002.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                              Three Months Ended
                                                                    June 30
                                                2003           2002        Variance     % Variance
                                           --------------------------------------------------------
Selling, General and Adminstrative          $2,227,000     $1,495,000      $732,000        49.0%

The marketing and selling expenditures portion of the total increased by $626,000 from the second quarter of 2002 to the second quarter of 2003. The fluctuation is due to increases in salaries, commissions, and marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition.

The general and administrative expenditures portion increased by $106,000 from the second quarter of 2002 to the second quarter of 2003. Fluctuation is due to increases in salaries and related employee expenses to support the Company's growth.

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002


REVENUE AND NET LOSS

Overview

Total revenue increased 46.4%, and Product Line revenue increased 46.6% for the six months ended June 30, 2003 compared to the same period in 2002. This increase was led by a 114.4% increase in Test Preparation revenue. Net Loss for the six months ended June 30, 2003 was $8,000, as compared to $129,000 for the same period in 2002, representing a 93.8% decrease.

                                                                Six Months Ended
                                                                      June 30
                                                   2003           2002         Variance     % Variance
                                            -----------------------------------------------------------
Product Line Revenue
Test Preparation                                $5,636,000     $2,629,000     $3,007,000        114.4%
Advanced Placement                               2,763,000      2,815,000        (52,000)        (1.8%)
Instruction                                        452,000        592,000       (140,000)       (23.6%)
                                            -----------------------------------------------------------
       Total Product Line Revenue                8,851,000      6,036,000      2,815,000         46.6%
Shipping and Handling Revenue                      714,000        497,000        217,000         43.7%
                                            -----------------------------------------------------------
             Total Revenue                      $9,565,000     $6,533,000     $3,032,000         46.4%
                                            ===========================================================

Test Preparation Product Revenue

Test Preparation product line revenue was $5,636,000 for the six months ended June 30, 2003 compared to $2,629,000 in 2002, representing a 114.4% increase. The revenue growth can be attributed to increased market penetration and the release of new products into new states and an increase in the number of inside and outside salespersons. As of June 30, 2002, the Company had state-specific products published for seven states. As of June 30, 2003, the Company had state-specific products for nine states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

Advanced Placement Product Revenue

Advanced Placement product line revenue for the six months ended June 30, 2003 was $2,763,000 compared to $2,815,000 during the same period in 2002, representing a slight decrease of 1.8%. The Company continues to focus its efforts on the high revenue adoption markets in an attempt to increase revenue. In addition, the Company plans to expand its efforts on the growing private and parochial markets. The Company continues to be positive about the Advanced Placement market growth and its ability to grow revenue in this area.

Instruction Product Revenue

Instruction products include two sales sources referred to as Student-At-Risk and Multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses nonproprietary products to round out or fill in a full catalog of product offerings for PPG's customers. Instruction revenue decreased 23.6% for the six months ended June 30, 2003 compared to the same period in 2002. The Company has shifted its strategic focus from this product line to its Test Preparation product line.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $2,754,000 for the six months ended June 30, 2002 to $4,363,000 for the same period in 2003. In addition, Gross Profit as a percent of revenue increased from 42.2% to 45.6%. The increase in dollars is a result of increased overall revenue growth combined with a decrease in costs as discussed below.

Cost of Revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost decreased from 40.8% of revenue in 2002 to 34.7% in 2003. The decrease was a result of favorable product mix, as Test Preparation revenues increased from 40.2% of total revenue for the six months ended June 30, 2002 to 58.9% in 2003. Test Preparation products in general have lower product costs associated with them.

For the six months ended June 30, 2003, PPG amortized $895,000 of prepublication costs as compared to $552,000 for the same period in 2002. In book publishing, prepublication costs expenditures serves as an important financial indicator of new product commitment. For the six months ended June 30, 2003, PPG's prepublication costs expenditures increased 27.8% to $2,048,000 compared to expenditures of $1,602,000 for the same period in 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                 Six Months Ended
                                                                      June 30
                                                  2003           2002         Variance      % Variance
                                           ------------------------------------------------------------
Selling, General and Adminstrative             $4,305,000     $2,914,000     $1,391,000        47.7%

The marketing and selling expenditures portion of the total increased by $1,250,000 for the six months ended June 30, 2003, as compared to the same period in 2002. Increases in commissions and incentives as a result of increased revenues accounted for 53.8% of the increase. The balance was due to increases in salaries, and marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition.

The general and administrative expenditures portion of the total increased $141,000 for the six months ended June 30, 2003 as compared to the same period in 2002. The fluctuation is primarily due to an increase in salary expense needed to support the Company's growth.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2003 was $190,000. Cash was primarily provided by the predepreciation and amortization profitability of the Company, and an increase in Accounts Payable and Accrued Expenses, offset primarily by increases in Accounts Receivable and Inventory.

Accounts Receivable increased as a result of the $1.7 million increase in revenue for the three months ended June 30, 2003, offset by increased collections.

Inventory increased due to increased customer demand for the Company's publications and an increase in the number of titles published.

Accounts Payable and Accrued Expenses increased due to purchases made in the ordinary business cycle, including prepublication costs. The increase from December 30, 2002 is consistent with prior years.

Net cash used in investing activities was $2,209,000, consisting of prepublication cost expenditures of $2,048,000, and equipment purchases of $161,000.

Net cash provided by financing activities was $1,818,000, consisting primarily of net borrowings under the Company's line of credit of $1,678,000, proceeds from the sale of common stock in the amount of $57,000 and proceeds from payments received on officer note payable, offset by the repurchase of common stock of $39,000 and principal payments under capital leases of $39,000.

The Company has a $6,500,000 financing agreement with a financial institution. The arrangement includes three separate revolving lines of credit. The main line of credit provides for advances up to $4,000,000 for a two-year period, subject to borrowing base restrictions limited to 80 percent of eligible accounts receivable and 35 percent of inventory. The second line of credit is for $2,000,000 for a two-year period, and the third is a $500,000 line of credit for a one-year period. All three lines of credit bear interest at LIBOR plus
2.25 percent. Total borrowings are secured by substantially all assets of the Company and are subject to certain financial covenants. Total borrowings under the lines as of June 30, 2003 are classified as long-term and amount to $2,278,000.

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

For the remainder of fiscal year 2003, the Company has contractual cash obligations, under operating and capital leases in the amount of $165,000. All outstanding borrowings under the Company's line of credit are long-term and are payable in February 2005.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934 (the "1934 Act") , as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART 2
                               OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 15, 2003, the Company held its Annual Meeting of Stockholders. At the meeting, the following persons were elected to the Company's Board of
Directors:

                                  Votes           Votes
                                   For           Against
Brian Beckwith                  3,186,472           50
John Bergstrom                  3,186,472           50
Richard Casabonne               3,186,512           10
Anton Christianson              3,186,522            -
James Dolan                     3,186,522            -
Diane Miller                    3,186,472           50
James Peoples                   3,186,472           50

The appointment of the Company's auditors, McGladrey & Pullen LLP was ratified by stockholders, with 3,186,344 votes for; 48 votes against; 130 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10 Employment Agreement between and James J. Peoples, dated June 30,
2003.

Exhibit 31.1 CEO Certification pursuant to Rule 15d-14(a).

Exhibit 31.2 CFO Certification pursuant to Rule 15d-14(a).

Exhibit 32.1 CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32.2 CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated: August 11, 2003           PEOPLES EDUCATIONAL HOLDINGS, INC.


                                           By: /s/ Brian T. Beckwith
                                               ---------------------------------
                                               Brian T. Beckwith, President and
                                               Chief Executive Officer