Form 10QSB
period 2003-09-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2003-11-12
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,809,199 shares of Common Stock (par value $0.02 per share) outstanding on November 11, 2003.

ITEM 1. FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                       September 30, 2003     December 31, 2002
                                                                                   --------------------------------------------
ASSETS

Current Assets

Cash and Cash Equivalents                                                                 $   1,896,819        $      312,470
Accounts Receivable Net of Allowance for Doubtful Accounts
  of $40,000 in 2003 and $51,000 in 2002 and Allowance for Returns                            4,608,978             1,124,874
Inventory                                                                                     1,246,359               984,669
Deferred Income Taxes                                                                           132,000               132,000
Advance Royalties                                                                               188,346               290,196
Prepaid Catalog Expenses and Other Current Assets                                               282,386               111,534
                                                                                   -------------------------------------------
     Total Current Assets                                                                     8,354,888             2,955,743
                                                                                   -------------------------------------------
Equipment - At Cost, Less Accumulated Depreciation
of $564,000 in 2003 and $469,000 in 2002                                                        654,763               500,698
                                                                                   -------------------------------------------

Other Assets

Deferred Prepublication Costs, Net                                                            6,276,813             4,596,460
Intangible Assets, Net                                                                           33,518                     -
Equipment Deposits and Other                                                                     81,278                44,384
                                                                                   -------------------------------------------
     Total Other Assets                                                                       6,391,609             4,640,844
                                                                                   -------------------------------------------

Total Assets                                                                              $  15,401,260       $     8,097,285
                                                                                   ===========================================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                          (Unaudited)
                                                                                       September 30, 2003      December 31, 2002
                                                                                   ---------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current Maturities of Long Term Debt                                                       $     84,548        $       78,953
Accounts Payable                                                                              7,659,860             1,840,135
Accrued Expenses                                                                              1,000,679               527,297
Income Taxes Payable                                                                            624,556                33,965
                                                                                   -------------------------------------------
     Total Current Liabilities                                                                9,369,643             2,480,350

Long-Term Liabilities

Long Term Debt, less current maturities                                                         143,236               807,544
Convertible Note Payable to Shareholder                                                               -             1,000,000
Accrued Royalty Payable                                                                               -                61,000
Deferred Income Taxes                                                                             5,000                 5,000
                                                                                   -------------------------------------------

Total Liabilities                                                                             9,517,879             4,353,894
                                                                                   -------------------------------------------

Stockholders' Equity

Common Stock, $0.02 par value; authorized 8,500,000 shares; issued and
  outstanding 3,531,421 shares in 2003 and 3,216,933 shares in 2002                              70,628                64,338

Additional Paid In Capital                                                                    3,802,384             2,787,690
Retained Earnings                                                                             2,010,369             1,049,513

Less: Note Receivable from issuance of stock                                                          -              (158,150)
                                                                                   -------------------------------------------

Total Stockholders' Equity                                                                    5,883,381             3,743,391
                                                                                   -------------------------------------------

Total Liabilities and Stockholders' Equity                                                $  15,401,260       $     8,097,285
                                                                                   ===========================================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30                       September 30
                                                            2003            2002              2003            2002
                                                    --------------------------------  ---------------------------------


Revenue:
     Product Line                                        $ 10,659,987   $ 7,813,779       $ 19,510,756    $ 13,849,566
     Delivery and Handling                                    850,855       676,301          1,564,780       1,173,197
                                                    --------------------------------  ---------------------------------
   TOTAL REVENUE                                           11,510,842     8,490,080         21,075,536      15,022,763

Cost of Revenue                                             6,886,155     5,408,219         12,091,524       9,187,237
                                                    --------------------------------  ---------------------------------
   GROSS PROFIT                                             4,624,687     3,081,861          8,984,012       5,835,526

Selling, General and Administrative Expenses                2,984,632     1,794,475          7,285,820       4,708,486
                                                   --------------------------------  ---------------------------------
   INCOME FROM OPERATIONS                                   1,640,055     1,287,386          1,698,192       1,127,040

Interest Expense                                               24,984        24,419             96,736          79,438
                                                    --------------------------------  ---------------------------------
   INCOME BEFORE INCOME TAXES                               1,615,071     1,262,967          1,601,456       1,047,602

Federal and State Income Tax Expense                          646,050       505,500            640,600         419,000
                                                    --------------------------------  ---------------------------------
   NET INCOME                                              $  969,021     $ 757,467         $  960,856      $  628,602
                                                    ================================  =================================

Net Income per Common Share
   Basic:                                                  $     0.27     $    0.24         $     0.28      $     0.20
   Diluted:                                                $     0.26     $    0.23         $     0.27      $     0.19
                                                    ================================  =================================

Weighted-average Number of Common
Shares Outstanding
   Basic:                                                   3,531,421     3,216,933          3,467,409       3,216,933
   Diluted:                                                 3,666,068     3,280,879          3,557,219       3,259,564
                                                    ================================  =================================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                          Additional
                                             Common        Paid-In         Accumulated       Notes
                                             Stock         Capital           Earnings      Receivable      Total
                                        ----------------------------------------------------------------------------
Balance, December 31, 2002                  $ 64,338     $ 2,787,690        $ 1,049,513   $ (158,150)   $ 3,743,391

Interest on Notes Receivable
   from issuance of Stock                          -           2,821                  -       (2,821)             -

Payment on Notes Receivable                        -               -                  -      160,971        160,971

Exercise of Stock Options                        799          56,516                  -            -         57,315

Repurchase of Common Stock                      (224)        (38,928)                 -            -        (39,152)

Conversion of Notes Payable and Accrued
Interest into Common Stock                     5,715         994,285                  -            -      1,000,000

Net Income                                         -               -            960,856            -        960,856
                                        ----------------------------------------------------------------------------

Balance, September 30, 2003                 $ 70,628     $ 3,802,384        $ 2,010,369   $        -    $ 5,883,381
                                        ============================================================================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Nine Months Ended
                                                                         September 30, 2003     September 30, 2002
                                                                       ---------------------   --------------------
Cash Flows From Operating Activities
Net Income                                                                  $       960,856          $     628,602
Adjustments to Reconcile Net Income to Net Cash Provided by
   Operating Activities
    Depreciation                                                                    132,635                112,686
    Amortization of Prepublication Costs                                          1,464,250                857,270
Changes in Assets and Liabilities
    Accounts Receivable                                                          (3,484,104)            (1,568,587)
    Inventory                                                                      (261,690)               284,452
    Prepaid Catalog Expense and Other Current Assets                               (170,852)              (203,861)
    Advance Royalties                                                               101,850                278,745
    Equipment Deposits and Other                                                    (36,894)                40,087
    Accounts Payable and Accrued Expenses                                         6,293,107              3,232,128
    Accrued Royalty Payable                                                         (61,000)                61,000
    Income Taxes Payable                                                            590,591                280,199
                                                                     -----------------------   --------------------
        Net Cash Provided by Operating Activities                                 5,528,749              4,002,721
                                                                     -----------------------   --------------------

Cash Flows From Investing Activities
    Purchases of Equipment                                                         (286,699)              (194,461)
    Expenditures for Prepublication Costs                                        (3,144,603)            (2,507,156)
    Intangible Assets                                                               (33,518)                     -
                                                                     -----------------------   --------------------
        Net Cash Used in Investing Activities                                    (3,464,820)            (2,701,617)
                                                                     -----------------------   --------------------

Cash Flows From Financing Activities
    Net Payments Under Line of Credit                                              (600,000)            (1,400,000)
    Proceeds from Exercise of Stock Options                                          57,315                      -
    Payments Received on Notes Receivable                                           160,971                      -
    Repurchase of Common Stock                                                      (39,152)                     -
    Principal Payments on Long Term Debt                                            (58,714)               (26,069)
                                                                     -----------------------   --------------------
        Net Cash Used in Financing Activities                                      (479,580)            (1,256,696)
                                                                     -----------------------   --------------------

        Net Increase in Cash and Cash Equivalents                                 1,584,349                 44,408

Cash and Cash Equivalents
    Beginning of Period                                                             312,470                784,540
                                                                     -----------------------   --------------------
    End of Period                                                           $     1,896,819          $     828,948
                                                                     =======================   ====================

Supplemental Cash Flow Information
    Cash Payments for:
        Interest                                                            $        96,736          $      79,438
        Income Taxes                                                                 50,009                132,000
                                                                     =======================   ====================

Supplemental Schedule of Noncash Investing and Financing Activities
  Conversion of Note Payable and Accrued Interest to Common Stock           $     1,000,000          $           -
                                                                     =======================   ====================

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended September 30, 2003, are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTE 2 -- Revenue Recognition and Accounts Receivable
The Company recognizes revenue upon shipment and estimates returns if the right of return exists. The allowances for returns as of September 30, 2003 and December 31, 2002, were $691,000 and $489,000 respectively. These allowances are recorded as a reduction of accounts receivable.

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

NOTE 4-- Deferred Prepublication Costs
The activity in deferred prepublication costs and the balances as of September 30, 2003 and 2002, are as follows:

                                                Three Months Ended                Nine Months Ended
                                                   September 30                     September 30
                                              2003            2002               2003           2002
                                        ------------------------------   -------------------------------
Balances, Beginning                        $5,749,248      $3,452,633        $4,596,460      $2,402,852
  Prepublication Cost Additions             1,096,990         905,568         3,144,603       2,507,156
  Amortization Expense                       (569,425)       (305,463)       (1,464,250)       (857,270)
                                        ------------------------------   -------------------------------
Balances, Ending                           $6,276,813      $4,052,738        $6,276,813      $4,052,738
                                        ==============================   ===============================

Amortization expense for the year ended December 31, 2002 was approximately $1,212,000.

The estimated future amortization expense related to deferred prepublication costs is as follows:

For the remainder of 2003                                     $   603,000
For the year ended December 31, 2004                          $ 2,614,000
For the year ended December 31, 2005                          $ 2,019,000
For the year ended December 31, 2006                          $ 1,041,000
                                                            -------------
                                                              $ 6,277,000
                                                            =============

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

There was no compensation expense recorded for employee grants for the three and nine-month periods ended September 30, 2003 and 2002.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company's net income and net income per basic and diluted common share would have been as indicated below.

                                                                   Three Months Ended                  Nine Months Ended
                                                                       September 30                       September 30
                                                                   2003           2002               2003           2002
                                                              ------------------------------    ------------------------------
Net Income , as reported                                            $ 969,021     $ 757,467           $ 960,856     $ 628,602
Deduct total stock-based employee compensation
  expense determined under the fair value-based
  method for all rewards                                              (35,747)      (35,307)           (107,241)     (105,922)
                                                              ------------------------------    ------------------------------
Net Income, proforma                                                $ 933,274     $ 722,160           $ 853,615     $ 522,680
                                                              ==============================    ==============================

Basic Net Income per Common Share, as reported                         $ 0.27        $ 0.24              $ 0.28        $ 0.20
Basic Net Income per Common Share, proforma                              0.26          0.22                0.25          0.16
Diluted Net Income per Common Share, as reported                         0.26          0.23                0.27          0.19
Diluted Net Income per Common Share, proforma                            0.25          0.22                0.24          0.16

The above pro forma effects on net income and net income per basic and diluted common share are not likely to be representative of the effects on reported Net Income or Net Income per common share for future years because options vest over several years and additional awards are generally made each year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD--LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements regarding Peoples Educational Holdings, Inc. (the "Company"), The Peoples Publishing Group, Inc. ("PPG") and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing,
(6) local and state levels of educational spending, (7) the Company's and PPG's ability to retain qualified personnel, (8) PPG's ability to retain its distribution agreements in the Advanced Placement market, (9) the sufficiency of PPG's copyright protection, (10) PPG's ability to continue to rely on the services of Mercedes Distribution Center for its warehousing and distribution services and (11) the Company's and PPG's ability to retain and increase market acceptance of its Test Preparation products in existing and new states, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieve may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.


SEASONALITY

The seasonality of the Advanced Placement product line is significantly different than that of the Instruction and Test Preparation product lines. For Advanced Placement, revenue, on a historical basis, by quarter is approximately as follows: 1st quarter 6%, 2nd quarter 24%, 3rd quarter 61% and 4th quarter 9%. For Instruction and Test Preparation, revenue by quarter is approximately as follows: 1st quarter 21%, 2nd quarter 23%, 3rd quarter 35% and 4th quarter 21%.

Third  Quarter 2003 vs. Third Quarter 2002


Overview

Total revenue increased 35.6% and Product Line revenue increased 36.4% for the third quarter of 2003 compared to the same period in 2002. This increase was led by a 142.6% increase in Test Preparation revenue. Net Income for the three months ended September 30, 2003 was $969,000, as compared to $757,000 for the three months ended September 30, 2002, representing an increase of 28.0%.

                                                                       Three Months Ended
                                                                          September 30
                                                    2003             2002           Variance        % Variance
                                            -------------------------------------------------------------------
Product Line Revenue
Test Preparation                                 $ 4,429,000      $ 1,826,000       $ 2,603,000         142.6%
Advanced Placement                                 5,733,000        5,505,000           228,000           4.1%
Instruction                                          498,000          483,000            15,000           3.1%
                                            -------------------------------------------------------------------
       Total Product Line Revenue                 10,660,000        7,814,000         2,846,000          36.4%
Shipping and Handling Revenue                        851,000          676,000           175,000          25.9%
                                            -------------------------------------------------------------------
             Total Revenue                      $ 11,511,000      $ 8,490,000       $ 3,021,000          35.6%
                                            ===================================================================

Net Income                                         $ 969,000        $ 757,000         $ 212,000          28.0%

REVENUE

Test Preparation Product Revenue

Test Preparation product line revenue was $4,429,000 for the third quarter in 2003 compared to $1,826,000 in 2002, representing a 142.6% increase. The revenue growth can be attributed to increased market penetration and the release of new products into a new state. During the third quarter of 2002 the Company had state-specific products published for eight states. In 2003, the Company had state-specific products for nine states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

Advanced Placement Product Revenue

Advanced Placement product line revenue for the third quarter in 2003 was $5,733,000 compared to $5,505,000 during the same period in 2002, representing an increase of 4.1%. The increase is a result of the Company's expanded sales and marketing efforts into the growing private and parochial school markets. The Company continues to be optimistic about the opportunities for growth in the Advanced Placement market.

Instruction Product Revenue

Instruction products include two sales sources referred to as Student-At-Risk and Multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses nonproprietary products to round out or fill in a full catalog of product offerings for PPG's customers. Instruction revenue increased 3.1% for the third quarter of 2003 compared to the same period in 2002. The increase is a result of revenue timing as the year to date revenue for 2003 is $124,000 below 2002. The Company has shifted its strategic focus away from this product line to its Test Preparation product line.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $3,082,000 in the third quarter of 2002 to $4,625,000 for the same period in 2003, and increased as a percentage of revenue from 36.3% in 2002 to 40.2% in 2003. The increase in both dollars and percentage is a result of increased overall revenue growth combined with the relatively fixed nature of certain costs and a decrease in costs as a percentage of revenue due to changes in product mix, discussed below.

Cost of Revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost decreased from 53.5% of revenue in 2002 to 48.0% in 2003. The decrease was a result of favorable product mix, as Test Preparation revenues increased from 21.5% of total revenue for the third quarter of 2002 to 38.5% in 2003. Test Preparation products in general, have lower product costs associated with them.

Prepublication costs include all the one-time expenses associated with developing and producing new or revised proprietary products. Prepublication costs include all editorial expenses, writing, page design and makeup, art permissions and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For the three months ended September 30, 2003, PPG amortized $569,000 of prepublication costs as compared to $305,000 for the same period in 2002. In book publishing, prepublication cost expenditures serve as an important financial indicator of new product commitment. For the quarter ended September 30, 2003, PPG's prepublication cost expenditures increased 21.1% to $1,097,000 compared to expenditures of $906,000 for the same period in 2002.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                    Three Months Ended
                                                                       September 30
                                                  2003             2002           Variance      % Variance
                                           ----------------------------------------------------------------
Selling, General and Adminstrative             $ 2,985,000      $ 1,794,000       $1,191,000     66.4%


The marketing and selling expenditures portion of the total increased by $989,000 from the third quarter of 2002 to the third quarter of 2003. The fluctuation is due to increases in salaries, commissions, and marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition.

The general and administrative expenditures portion, increased by $202,000 from the third quarter of 2002 to the third quarter of 2003. This fluctuation is due to increases in salaries and related employee expenses to support the Company's growth.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Overview


Total revenue increased 40.3%, and Product Line revenue increased 40.9%, for the nine months ended September 30, 2003 compared to the same period in 2002. This fluctuation was led by a 125.9% increase in Test Preparation revenue. Net Income for the nine months ended September 30, 2003 was $961,000, as compared to $629,000 for the same period in 2002, representing a 52.8% increase.

                                                                     Nine Months Ended
                                                                        September 30
                                                  2003             2002          Variance       % Variance
                                            -----------------------------------------------------------------
Product Line Revenue
Test Preparation                                $ 10,065,000      $ 4,455,000     $ 5,610,000         125.9%
Advanced Placement                                 8,495,000        8,320,000         175,000           2.1%
Instruction                                          951,000        1,075,000        -124,000         -11.5%
                                            -----------------------------------------------------------------
       Total Product Line Revenue                 19,511,000       13,850,000       5,661,000          40.9%
Shipping and Handling Revenue                      1,565,000        1,173,000         392,000          33.4%
                                            -----------------------------------------------------------------
             Total Revenue                      $ 21,076,000      $15,023,000     $ 6,053,000          40.3%
                                            =================================================================

Net Income                                      $    961,000      $   629,000     $   332,000          52.8%

REVENUE

Test Preparation Product Revenue

Test Preparation product line revenue was $10,065,000 for the nine months ended September 30, 2003 compared to $4,455,000 in 2002, representing a 125.9% increase. As of September 30, 2002, the Company had state-specific products published for eight states. As of September 30, 2003, the Company had state-specific products for nine states. Revenue growth can be attributed to increased market penetration due to the introduction of new products within existing states and the release of products into a new state. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

Advanced Placement Product Revenue

Advanced Placement product line revenue for the nine months ended September 30, 2003 was $8,495,000 compared to $8,320,000 during the same period in 2002, representing an increase of 2.1%. The increase is a result of the Company's expanded sales and marketing efforts into the growing private and parochial school markets. The Company continues to be optimistic about the opportunities for growth in the Advanced Placement market.

Instruction Product Revenue

Instruction products include two sales sources referred to as Student-At-Risk and Multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses nonproprietary products to round out or fill in a full catalog of product offerings for PPG's customers. Instruction revenue decreased 11.5% for the nine months ended September 30, 2003 compared to the same period in 2002. The Company has shifted its strategic focus away from this product line to its Test Preparation product line.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $5,836,000 for the nine months ended September 30, 2002 to $8,984,000 for the same period in 2003. In addition, Gross Profit as a percent of revenue increased from 38.8% to 42.6%. The increase in both dollars and percentage is a result of increased overall revenue growth, combined with the relatively fixed nature of certain costs, and a decrease in costs as a percentage of revenue due to changes in product mix, discussed below.

Cost of Revenue consists of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) amortization of prepublication costs for proprietary products, (3) royalty for proprietary products, and (4) warehousing and shipping costs for proprietary and distributed products.

Product cost decreased from 48.0% of revenue in 2002 to 41.9% in 2003. The decrease was a result of favorable product mix, as Test Preparation revenue increased from 29.7% of total revenue for the nine months ended September 30, 2002 to 47.8% in 2003. Test Preparation products in general have lower product costs associated with them.

For the nine months ended September 30, 2003, PPG amortized $1,464,000 of prepublication costs as compared to $857,000 for the same period in 2002. In book publishing, prepublication cost expenditures serve as an important financial indicator of new product commitment. For the nine months ended September 30, 2003, PPG's prepublication cost expenditures increased 25.4% to $3,145,000, compared to expenditures of $2,507,000 for the same period in 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                     Nine Months Ended
                                                                        September 30
                                                  2003             2002          Variance      % Variance
                                           ---------------------------------------------------------------
Selling, General and Adminstrative             $ 7,286,000      $ 4,708,000     $ 2,578,000     54.8%

The marketing and selling expenditures portion of the total increased by $2,240,000 for the nine months ended September 30, 2003, as compared to the same period in 2002. Increases in commission and incentive as a result of increased revenues accounted for 61.0% of the increase. The balance was due to increases in salaries, and marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition.

The general and administrative expenditures portion of the total increased $338,000 for the nine months ended September 30, 2003 as compared to the same period in 2002. The fluctuation is primarily due to an increase in salary expense needed to support the Company's growth.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2003 was $5,529,000. Cash was primarily provided by the predepreciation and amortization profitability of the Company, and an increase in accounts payable, accrued expenses, and income taxes payable, offset primarily by increases in accounts receivable, inventory and prepaid catalog expenses.

Accounts receivable increased as a result of the significant increase in revenue during the third quarter of 2003.

Inventory increased due to increased customer demand for the Company's publications and an increase in the number of titles published.

Accounts payable and accrued expenses increased due to purchases, prepublication cost and commissions made in the ordinary business cycle, combined with the significant increase in revenue.

Net cash used in investing activities was $3,465,000, consisting primarily of prepublication cost expenditures of $3,145,000, and equipment purchases of $287,000.

Net cash used in financing activities was $480,000, consisting primarily of net payments under the Company's line of credit of $600,000, repurchase of common stock of $39,000 and principal payments under capital leases of $59,000. This was offset by proceeds from the sale of common stock and proceeds from payments received on officers note receivable.

The Company has a $6,500,000 financing agreement with a financial institution. The arrangement includes three separate revolving lines of credit. The main line of credit provides for advances up to $4,000,000 for a two-year period, subject to borrowing base restrictions limited to 80 percent of eligible accounts receivable and 35 percent of inventory. The second line of credit is for $2,000,000 for a two-year period, and the third is a $500,000 line of credit for a one-year period. All three lines of credit bear interest at LIBOR plus 2.25 percent. Total borrowings are secured by substantially all assets of the Company and are subject to certain financial covenants. There was no balance outstanding under these lines as of September 30, 2003. In addition, the Company sold 277,778 shares of its common stock for $1,000,000 subsequent to September 30, 2003.

The Company believes that its cash, line of credit, and subsequent proceeds from the sale of common stock, together with cash generated from anticipated revenue and gross profit, will be sufficient to meet its normal cash needs for the remainder of 2003. The Company intends to continue investing in prepublication costs for its proprietary, Test Preparation products, to the extent cash flow allows. As the Company develops these products for more states, additional investment in inventory will be required.

For the remainder of fiscal year 2003, the Company has contractual cash obligations, under operating and capital leases in the amount of $116,000.

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

                                     PART II
                                OTHER INFORMATION


ITEM 2.  Changes in Securities and Use of Proceeds

In November 2003, the Company sold 277,778 shares of its Common Stock at $3.60 per share pursuant to exemptions provided under Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

          Dated:     November 12, 2003        PEOPLES EDUCATIONAL HOLDINGS, INC.


                                              By: /s/ Brian T. Beckwith
                                                  ------------------------------
                                                   Brian T. Beckwith, President
                                                   and Chief Executive Officer