Form 10KSB
period 2003-12-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2004-03-30
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                          COMMISSION FILE NO. 2-86551C

                       PEOPLES EDUCATIONAL HOLDINGS, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                41-1368898
        (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

               299 MARKET STREET, SADDLE BROOK, NJ          07663
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

     YES [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. NOT APPLICABLE

State issuer's revenues for its most recent fiscal year: $27,814,648

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $717,847. (See Item 5).

The number of shares outstanding of the issuer's common stock on March 11, 2004 was 3,809,198

Documents incorporated by reference: NONE.

                                TABLE OF CONTENTS

                                                                             PAGE NO.
                                                                             --------
PART I
         Item 1.      DESCRIPTION OF BUSINESS                                    1
         Item 2.      DESCRIPTION OF PROPERTY                                    5
         Item 3.      LEGAL PROCEEDINGS                                          5
         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        5

PART II
         Item 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS                                6
         Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATIONS                                         6
         Item 7.      FINANCIAL STATEMENTS                                      11
         Item 8.      CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE
         Item 8A.     CONTROLS AND PROCEDURES                                   11

PART III
         Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT                         11
         Item 10.     EXECUTIVE COMPENSATION                                    14
         Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                      MATTERS                                                   17
         Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            18
         Item 13.     EXHIBITS AND REPORTS ON FORM 8-K                          18
         Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                    20

SIGNATURES                                                                      21

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW AND COMPANY HISTORY

The Peoples Publishing Group, Inc. ("PPG") publishes, distributes, and markets supplementary books, technology, and related materials for the K-12 market. Supplemental instructional materials come in many forms including print, electronic, and instructional software. The term supplemental refers to all instructional materials other than basal textbooks. Teachers use supplemental materials to enhance or enrich textbooks and to provide different approaches to help students learn. Supplementary educational materials are predominantly softcover books that can be sold efficiently through catalogs, direct mail, telemarketing, and sales representatives to the schools. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop and acquire products for individual niches.

PPG was founded in 1989 by James J. Peoples, the current Chairperson, and by Diane M. Miller, the current Executive Vice President. It began operations in 1990 with the acquisition of a small supplementary product line aimed at the high school remedial population. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc., a Minnesota corporation (the "Company"). As a result of the merger, PPG became a wholly owned subsidiary of the Company. All of the Company's operations are currently conducted through PPG. In November 2001, the Company reincorporated in Delaware.

PPG develops and sells its own proprietary products and distributes other publishers' products. PPG's current proprietary product line consists of supplementary educational materials in three market niches:

     - Test Preparation: PPG creates and sells print and Internet materials for use by schools to help prepare students for required state proficiency tests, grades 2-12.

     - College Preparation: PPG has the exclusive distribution rights in the high school market of college texts and materials published by two major college publishers. These texts are sold to senior high schools for honors, college preparation and advanced placement courses.

     - Instruction: PPG develops and distributes remedial and multicultural texts that focus on remedial instruction and multicultural education. PPG is currently selling from its backlist for the remedial and multicultural titles and is developing new standard-based reading, mathematics and language arts materials for this niche.

The Company and PPG are located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is (201) 712-0090; the website is www.peoplespublishing.com. The contents of the Company's website are not part of, or incorporated into, this report.

INDUSTRY BACKGROUND

School Enrollment

The National Center for Education Statistics ("NCES") has projected the 2003 K-12 public school enrollment to be 47.7 million students and projects an all-time-high enrollment of 47.9 million students in 2005. The K-8 grade portion of the enrollment in 2003 is projected at 33.7 million students, or 71% while the 9-12 projection is 14.0 million students or 29%. Increase in birthrates along with immigration contributes to the enrollment growth. As enrollment continues to grow, schools require additional funds to hire teachers, build schools, and purchase instructional materials.

NCES has projected 2003 K-12 private school enrollment at 5.9 million students. The same growth factors that are fueling the public school enrollment increases are also expected to impact private school enrollments.

Educational Funding

School funding has traditionally been provided by the states (49.5%) and local government funds (43.2%). The federal government financial contribution to schools has been increasing and currently accounts for 7.5% of the total. For the past three years, the states have faced budget difficulties. In general the states reduced their spending in fiscal 2003 with general fund spending growing only 0.6 percent. Although school funding was reduced in some states, the following nineteen states exempted all or portions of public school funding from budget cuts: Arizona, Colorado, Georgia, Hawaii, Illinois, Indiana, Kentucky, Maryland, Minnesota, Mississippi, Montana, Nevada, North Carolina, North Dakota, Tennessee, Texas, Utah, Virginia, and West Virginia.

In early 2002, the Congress passed and the president signed the revised Elementary and Secondary Education Act ("ESEA"). The last authorization of the ESEA was in 1994. The 2002 ESEA, also called "No Child Left Behind" Act, provides for the largest dollar increase ever in federal funding for education. In 2001, the actual federal education expenditure on programs covered by the prior ESEA was $14.3 billion. In 2003, ESEA spending increased 52% to $21.7 billion. Federal funds flow to hundreds of school programs, most of which have only a minor impact on the purchase of instructional materials. However, portions of Title I Grants and Reading First State Grants are utilized for the purchase of instructional materials. Industry experts estimate that 18.7 percent of the 2003 $1 billion Reading First grants trickled down to the purchase of instructional materials. The ESEA has had a significant impact on all U.S. public schools as well as supplemental materials providers. The focus on raising standards and improving the quality of teaching and student learning has provided incremental instructional materials funding and created an environment where instructional materials providers and the materials they produce are seen as playing an important role in the ultimate success of the ESEA accountability and achievement objectives.

Instructional Materials Industry

For the period 1995-2001, the K-12 instructional materials market grew at a compound annual growth rate of 10.3% . In 2002, the sales declined 5.0%.

Supplementary Materials Market

PPG operates in the $2.5 billion supplementary materials market segment, which is a subset of the larger Instructional Materials and Textbook market. According to the Association of Educational Publishers, supplemental materials sales increased 4.6% in 2003. Supplementary materials include workbooks, multimedia, electronic, and other products focused on specific skills, standards, or subject areas, including test preparation and college preparation products. The Company believes supplemental materials will continue to perform better than the basal textbook market in part because budget conscious school administration will find it easier to support the purchase of lower priced supplementary materials and will delay the purchase of higher priced basal textbooks.

Test Preparation Market

Test Preparation materials are a subset of the larger supplemental materials market. Although no funding figures are available from an outside source for the test preparation market, all states have state standards-based assessment requirements that are linked to graduation or promotion, and hold schools accountable for results by rating the performance of all schools or identifying low-performing ones. The Company believes that test preparation is one of the fastest growing niches in the supplementary materials market due to the present ESEA mandate for school accountability. As such, schools and school districts are expected to aggressively purchase test preparation materials to meet these needs.

The ESEA has increased the accountability pressure on all the states. States are being forced to revise their existing assessment programs to comply with the new federal mandates requiring states to administer annual reading and mathematics tests to all students in grades 3-8 by 2005-2006. States are still free to design their own tests, but they must be aligned with their academic standards. In addition to the annual testing in grades 3-8 in reading and mathematics, ESEA also requires that states test students at least once in grades 10-12 in reading and mathematics. Also by 2007-2008, the states will be required to give students a science test at least once in grades 3-5, 6-9, and 10-12. States that fail to meet the new testing requirements stand to lose federal funding and assistance. The new legislation will impact virtually every public school in the country. The state standards-based products, like those published by PPG, are expected to play an important instructional role in preparing students for the new tests. The federal legislation increases accountability pressure uniformly across all states. The current accountability pressure to prepare students for the existing state tests is a primary driver of classroom instruction and professional development. The new role of the federal government is expected to further increase the accountability pressure in schools and provide an increased opportunity for sale of PPG test preparation materials. The growth in demand for test preparation and other supplementary educational materials has outpaced the growth in demand for basal, mainstream textbooks because of increasing pressure from parents, colleges, and employers for improved student performance and for accountability by schools and teachers, and repeated reports highlighting the poor comparative performance of U.S. students in mathematics and science.

College Preparation Market

College Preparation materials which are largely supplemental materials, are used in high school advanced placement, honors, and college prep courses. Several factors support optimistic funding predictions for the growth of college prep instruction materials, including the increased emphasis on state standards, accountability, testing, competitive college entrance requirements, and an annual double-digit growth in the number of students taking the Advanced Placement examinations. According to the College Board, 1,017,396 students were enrolled in Advanced Placement courses in 2003, with 1,737,231 Advanced Placement exams taken that year. From the school year 2001 to the school year 2003, the number of Advanced Placement students increased by 20.4%. High scores on the Advanced Placement examination add to a school's prestige and recognition as a quality school.

PRODUCTS

PPG produces and sells print and Internet-based supplementary educational materials that can be sold efficiently through catalogs, direct mail, telemarketing, and sales representatives to the schools. The market for supplementary educational materials consists of a large and growing number of distinct niches. PPG's strategy is to develop proprietary products for specific niches. PPG develops and sells its own proprietary products and distributes other publishers' products. PPG's current product line consists of supplementary educational materials in three market niches:

         - Test Preparation: PPG creates and sells print and Internet products for use by schools to help teachers and students prepare for required state proficiency tests, grades 2-12. Given the national mandate and funding for the testing of all public school students multiple times throughout their K-12 education, PPG took the initiative during 2003 of introducing Measuring Up e-Path(TM). Measuring Up e-Path(TM)is an Internet-based system that delivers and scores customized state tests, provides the teacher and students performance reports identifying learning problems and makes data-driven informed instruction possible. Measuring Up e-Path(TM)provides Personal Prescriptive Path(TM)for individual as well as groups of students. Measuring Up e-Path(TM)was introduced in one state in the fall of 2003. PPG currently sells and markets the Measuring Up(R) print products in ten states. Test preparation represented 58.7% of the Company's 2003 product line revenue.

         - College Preparation: PPG has the exclusive distribution rights in the high school market of college texts and materials published by two major college publishers. These texts are sold to senior high schools for honors, college preparation and advanced placement courses. In October 2003, PPG began developing products for the grades 10-12 academic track consisting of honors, college preparation and advanced placement courses that would complement the college publishers' materials. The first publication is expected in July 2004. College preparation products contributed 36.3% of the Company's 2003 product line revenue.

         - Instruction: PPG develops and distributes remedial and multicultural texts and related materials that focus on remedial instruction and multicultural education. PPG is not investing in new remedial or multicultural materials and is currently selling from its backlist for these titles. In late 2003, PPG opened an editorial office in Round Rock, Texas to develop standards-based reading, mathematics and language arts materials for this niche. The first product release is expected to be available in the fall of 2004. Remedial and multicultural products contributed 5.0% of the Company's 2003 product line revenue.

PRODUCT DEVELOPMENT

PPG combines its internal product development resources with outside freelance talent to develop and design its proprietary products in a cost-effective manner. PPG utilizes a variety of outside authors, writers, editors, and development houses to develop products.

PPG's Editorial Department expanded in 2003 with the addition of 14 editors. With this expansion, the responsibility for maintaining editorial quality, schedules, and budgets has shifted from authors to PPG. Having editorial procedures in place and the staff to implement those procedures is expected to result in timely product that meets the needs of the market.

PPG's book production is carried out by a combination of in-house staff and contracted personnel with tight in-house control. PPG maintains an in-house system of computer-based technology that makes it possible to complete nearly the entire production cycle in-house, resulting in digitized material.

Once conceived, a book proposal is circulated to the management group for input. Depending on their input and additional market research, the proposal will go forward or be terminated. A pro forma financial statement is prepared to aid in determining if the new title is desirable for publication. If there is a favorable decision, PPG will contract with an appropriate author or writer. PPG believes it has excellent relationships with its authors, including many well-known names in the education field.

All printing is contracted to outside vendors by competitive bidding. All printers utilized by PPG are located in the United States. The Company does not rely on the services of any one printer.

PPG's products require varying periods of development time depending upon the complexity of the graphics and design and the writing and editing process. Most of PPG's multi-book programs can be developed in a period that ranges from six to twelve months. The Company believes that PPG's use of outside authors, illustrators, and freelancers for writing, editing, some artwork, some design, and copy editing allows PPG to produce the budgeted number of books per year with a relatively small staff and allows the flexibility needed for PPG to continue to produce and expand its product lines and retain flexibility to enter niches with new product lines quickly.

See also "Management's Discussion and Analysis or Plan of Operations - Product Development."

CUSTOMER BASE

No customer during 2003 or 2002 represented more than 10% of total revenues.

SALES, MARKETING, AND DISTRIBUTION

Overview

PPG conducts its sales activities through an inside sales group, direct mail, conventions, workshops, and outside sales representatives, which consist of both salaried and independent representatives. The Company believes this system is well suited to the supplementary educational material market where purchasing decisions are typically made at the local or school level. As the Company grows, its sales and marketing infrastructure will expand along with increases in the numbers of inside and outside sales representatives.

PPG continues to add resources to grow its marketing and sales efforts. In 2003, PPG added additional field sales representatives and an adoption manager for managing the state and local adoptions. PPG also increased marketing spending for teacher workshops and staff development, sample books, exhibits, advertising, direct mail, and marketing support.

Integrated Catalog/Inside and Outside Sales Model

In the 2002-2003 school year, approximately 250,000 copies of three catalogs and other promotional pieces reached PPG's various market niches and include both proprietary and distributed products. Catalogs are mailed to house lists and other appropriate contact individuals at K-12 school sites throughout the United States. Catalogs are generally produced and mailed for each product line two to three times per year. Inside and outside sales representatives work collaboratively to close sales to PPG's customers and prospects. The sales activities are supported by a computerized contact management and database system.

Website

The PPG website (located at www.peoplespublishing.com) contains an online catalog of PPG's remedial titles, multicultural titles, test preparation titles, specific state standards, and tests, as well as links to the two college publishers whose materials PPG distributes. The website also contains information on PPG, information on manuscript submission, a form for requesting review copies of titles, sample lessons, useful sections for teachers, and for links to 10 state-specific websites for the Measuring Up(R) Series (www.standardshelp.com). Contents of this web site are not incorporated into, or part of, this report.

Sales Representatives

PPG utilizes the services of outside representatives to sell PPG's products. PPG ended 2003 with 54 independent sales representatives and three salaried representatives in the field. Additionally, PPG employs 15 inside sales representatives, who sell primarily through telemarketing. The Company plans to continue utilization of a sales organization with a mix of independent and salaried sales representatives.

Warehouse and Distribution

PPG has outsourced warehousing and distribution/shipping services to a third party warehouse and distribution company located in Brooklyn, NY. This company warehouses and ships PPG's Instruction and Test Preparation products. PPG operates and maintains its own internal data processing system, however, the services that this warehouse and distribution company provides are material to PPG. Orders for College Preparation materials are billed by PPG and drop shipped by the college publishers to PPG's customers.

COMPETITION

The top nine supplementary publishers account for approximately 67.0% of supplemental sales. These sales cover a wide variety of print products, including workbooks, magazines, and library/trade books (non-textbooks) used in schools. The leading supplemental publishers are McGraw-Hill, WRC Media, Scholastic, and Pearson Education.

There are also numerous other companies, and divisions of the large companies noted above, that are competitors of PPG. These publishers include American Guidance Systems (remedial materials), Educational Design (test preparation), Curriculum Associates (test preparation), and Globe Books (remedial and multicultural). In addition, the Company competes with major college publishers who sell their textbooks and other products in the high school Advanced Placement market. Many of the Company's competitors are well established, significantly larger, and have substantially greater financial and marketing resources than the Company.

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

EMPLOYEES

As of December 31, 2003, the Company had approximately 115 employees. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company and PPG own no real property. The Company and PPG conduct their operations out of their Saddle Brook, New Jersey facility. PPG leases approximately 17,000 square feet of office space at a current rental of $297,000 per year. This lease expires October 31, 2008. In December 2003, PPG leased 1,650 square feet of office space in Round Rock, Texas at a current rental of $27,000 per year. This lease expires January 15, 2007.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's common stock. The Company is unaware of any broker/dealer who has published bid or asked quotations for the Company's common stock since 1996.

There were approximately 157 shareholders of record as of January 15, 2004, including the Depository Trust Company, which held 56,067 shares. The Company has not paid any dividends on its common shares in the past two years and anticipates retaining future earnings, if any, to finance operations of the Company.

Under the terms of the bank credit facility, the Company is prohibited from paying any dividends without the consent of the bank.

In November 2003, the Company sold 277,778 shares of its Common Stock at $3.60 per share pursuant to exemptions provided under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements regarding the Company, PPG, and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from customers, (2) effects of competition,
(3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) the Company's and PPG's ability to retain qualified personnel, (8) PPG's ability to retain its distribution agreements in the College Preparation market, (9) the sufficiency of PPG's copyright protection, and (10) PPG's ability to continue to rely on the services of a third party warehouse, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieve may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

INTRODUCTION

PPG was founded in 1989 by James J. Peoples, the current Chairperson, and by Diane M. Miller, the current Executive Vice President. It began operations in 1990 with the acquisition of a small supplementary product line aimed at the high school remedial population. Effective November 1, 1998, PPG merged into a subsidiary of Peoples Educational Holdings, Inc., a Minnesota corporation (the "Company"). As a result of the merger, PPG became a wholly owned subsidiary of the Company. All of the Company's operations are currently conducted through PPG. In November 2001, the Company reincorporated in Delaware.

Critical Accounting Policies and Significant Estimates

Our significant accounting policies and significant estimates are summarized in the footnotes to our consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

Revenue Recognition

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns are recorded as a reduction of accounts receivable and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis.

Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future sales. If future sales are not sufficient to realize the net carrying value of the asset, an impairment charge is recognized.

Allowance for Doubtful Accounts

The Company provides credit to its customers on a customer-by-customer basis. The Company reviews the accounts receivable aging on a monthly basis along with historical loss experience to estimate its allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 is believed to be adequate for any exposure to loss at December 31, 2003.

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that is known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $187,000 at December 31, 2003 is believed to be adequate to cover inventory loss exposure.

REVENUE

Overview

Revenue, net of returns, increased at a record rate in 2003, with product line revenues of $25.7 million, an increase of 48.3% from 2002. The increase was led by a 114.4% growth in Test Preparation revenue, as reflected in the following table.

                                                2003            2002          Variance       % Variance
                                            ------------    ------------    ------------     ----------
Net Product Line Revenue
Test Preparation                            $ 15,110,000    $  7,048,000    $  8,062,000       114.4%
College Preparation                            9,359,000       9,076,000         283,000         3.1%
Instruction                                    1,279,000       1,235,000          44,000         3.6%
                                            ------------    ------------    ------------       -----
   Total Net Product Line Revenue             25,748,000      17,359,000       8,389,000        48.3%
Shipping and Handling Revenue                  2,067,000       1,466,000         601,000        41.0%
                                            ------------    ------------    ------------       -----
     Total Net Revenue                      $ 27,815,000    $ 18,825,000    $  8,990,000        47.8%
                                            ============    ============    ============       =====

Test Preparation

Test preparation product line revenue was $15.1 million in 2003 compared to $7.0 million in 2002, representing a 114.4% increase. The revenue growth can be attributed to increased market penetration within states where the Company has products, and the release of new products into new states. In 2003 the Company entered two new states with its state-specific products, bringing the total of states to ten. All test preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

College Preparation

PPG has exclusive sales and marketing agreements with two major college publishers who do not have school divisions to sell their books into the high school market. The distribution agreements are exclusive and cover all sales made to the K-12 market including each publisher's college, trade, and professional products. Both agreements require PPG to reach annual sales performance targets and include noncompete language, which restricts PPG from selling works that compete directly with the college publishers' products. The exclusive nature of both agreements provides the basis upon which PPG commits considerable sales and marketing resources to grow College Preparation revenue. The loss of either publisher agreement would have a material adverse effect on PPG's revenue and net income. One of the agreements has been in place for thirteen years and has an expiration date of September 2005. The other agreement has been in place for seven years and has an expiration date of November 2004.

College Preparation product line revenue increased 3.1% to $9.4 million from $9.1 million in 2002. In 2003, the revenues from one of the college publisher's products increased by 26.5% over 2002 while revenues from the other college publisher's products decreased by 7.4%. The primary reason for the fluctuations between the two publishers is the state public school adoption cycle on their respective titles. In addition to the adoption cycle revenue fluctuations, revenues were positively impacted by the Company's continued expansion into the private and parochial school markets.

Instruction

Instruction products include two revenue sources, referred to as remedial and multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses distributed products to round out or fill in a full catalog of product offerings for PPG's customers. Instruction revenue increased 3.6% in 2003 over the prior year. The increase is a result of the continued success of one of the Company's multicultural titles. Marketing and sales emphasis has been placed on proprietary versus distributed product. The Company expects future declines within the remedial and multicultural products as the Company has no plans for additional investments in these products.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $7.8 million in 2002 to $12.5 million in 2003. The increase in dollars is a result of both increased overall revenue growth and gross profit percent. Gross Profit percentage increased from 41.3% in 2002 to 45.0% in 2003. The increase as a percentage of revenue is primarily due to increased Test Preparation and Instruction revenue as a percent of total product line revenue. These two product lines consist almost exclusively of proprietary titles, which have a significantly higher gross margin than the distributed College Preparation titles. This increase in gross margin percentage is offset by an increase in prepublication amortization expense from 6.4% of revenue in 2002 to 8.1% of revenue in 2003 due to an increase in the number of books published.

Cost of Revenue consists of two components, Direct Costs and Amortization of prepublication costs for proprietary products. Direct Costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for non-proprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Product cost decreased from 47.9% of revenue in 2002 to 41% in 2003. The fluctuation is due to product mix. Revenue for proprietary product within the Instruction and Test Preparation product lines increased $8.2 million from 43.2% of revenue in 2002 to 58.7% in 2003. Proprietary products have a significantly lower product cost than the non-proprietary products.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products, which include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For 2003, PPG amortized $2.2 million of prepublication costs as compared to $1.2 million in 2002. In book publishing, prepublication expenditures serve as an important financial indicator of a Company's commitment to new product development. For 2003, PPG's prepublication expenditures increased 35.3% and were $4.6 million compared to $3.4 million in 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                2003            2002          Variance       % Variance
                                            ------------    ------------    ------------     ----------
Selling, General and Adminstrative          $ 10,441,000    $  6,739,000    $  3,702,000       54.9%

Selling, General and Administrative expenses increased by $3.7 million from 2002 to 2003. As a percent of total revenues, these expenses increased from 35.8% to 37.5% of revenue.

The selling expenditures portion of the total, which includes both marketing and selling expenses increased by $3.2 million from 2002 to 2003, and from 20.6% to 25.6% of revenue. The 5.0% increase as a percent of revenue is due to an increase in compensation expense for marketing and selling personnel (1.1%), an increase in commission expense paid to third party sales representatives (3.3%), and an increase in marketing and advertising expense (0.6%) needed to support the Company's growth.

The general and administrative expenditures portion of the total was $2.9 million in 2002 and $3.3 million in 2003, representing a $462,000 increase. Salaries, benefits, and taxes increased $399,000 from 2002 to 2003. The balance of the increase was related to general office and computer expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for 2003 was $4.6 million. Cash was primarily provided by the predepreciation and amortization profitability of the Company, and an increase in accounts payable, offset primarily by an increase in accounts receivable and inventory.

Accounts receivable and accounts payable increased as a result of increased revenues and the costs associated with those revenues. Inventory increased due to expanded product offerings.

Net cash used in investing activities was $5.0 million, consisting of prepublication expenditures of $4.6 million and equipment purchases of $377,000.

Net cash provided by financing activities was $500,000, consisting primarily of the proceeds from the sale of common stock and payments received on notes receivable, offset primarily by the repayment of borrowings under the Company's line of credit.

On February 24, 2003, the Company entered into a new $6,500,000 financing arrangement with a financial institution. The arrangement includes three separate revolving lines of credit. The arrangement provides for advances up to $4,000,000 over two years, subject to borrowing base restrictions limited to 80 percent of eligible accounts receivable and 35 percent of inventory. The second line of credit is $2,000,000 over two years, while the final $500,000 line of credit is for a one-year period. All three lines of credit bear interest at LIBOR plus 2.25 percent. Total borrowings are secured by substantially all assets of the Company and are subject to certain financial covenants. No amounts were outstanding under this arrangement at December 31, 2003.

The Company also has an arrangement for a three-year reducing revolver in the amount of $500,000 at an interest rate of LIBOR plus 2.25 percent. At December 31, 2003, no amounts were outstanding under this arrangement.

In December 2002, the Company borrowed $1,000,000 under a subordinated convertible note payable to its largest stockholder. The terms of this note provided for quarterly interest payments at a rate of 10 percent with principle due December 30, 2004, and conversion into common stock if the Company secured a certain level of debt financing. As a result of the aforementioned new financing agreement in February 2003, this note, plus accrued interest, was converted into 289,785 shares of common stock at a conversion price of $3.50 per share.

In November 2003, the Company sold 277,778 shares of its common stock at $3.60 per share.

A summary of the Company's contractual cash obligations at December 31, 2003, are as follows:

                                                                         PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS                    TOTAL         2004         2005         2006         2007         2008
----------------------------                  ----------   ----------   ----------   ----------   ----------   ----------
Capital Leases (including interest portion)   $  236,000   $  106,000   $  106,000   $   24,000   $        -   $        -
Operating Leases                               1,599,000      350,000      351,000      343,000      306,000      249,000
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total                                         $1,835,000   $  456,000   $  457,000   $  367,000   $  306,000   $  249,000
                                              ==========   ==========   ==========   ==========   ==========   ==========

The Company believes that its cash and line of credit, together with cash generated from operations will be sufficient to meet its normal cash needs in 2004. The Company intends to continue investing in prepublication costs for its proprietary products to the extent cash flow allows. As the Company develops these products for more states, additional working capital investments will be required.

PRODUCT DEVELOPMENT

2003 was an active product development year. The Company entered two new states with test preparation materials and supplemented existing states with revisions of older titles and additional books. Additional resources were committed to strengthen both the internal book production and editorial departments and to add outside editorial and author development capabilities needed to support an ambitious 2004 test preparation publishing plan.

The state test preparation market continues to grow, as the states demand higher academic performance from students. Most states have high-stakes testing requirements, which means that students, teachers, and administrators are rewarded for positive test performance or penalized for poor performance. The support for state standards and testing has been enhanced considerably by the mandated testing of all grade 3-8 students in the ESEA federal legislation. Presently, the Company publishes test preparation products for various grades in ten states.

During 2004, the Company intends to enter two additional states and continue to supplement existing states with additional products. The Company also launched Measuring Up e-Path(TM), the Company's first proprietary technology product. Measuring Up e-Path(TM) is an electronic, internet-based assessment and scoring product.

The Company has begun to implement a strategy to develop new supplemental products that align with state standards in mathematics, reading, and language arts for grades 2-12. Late in 2003, an editorial office was opened in Round Rock, Texas and their focus will be to develop and publish supplemental products in more traditional market niches outside test preparation. Essential to this strategy is the market alignment of the instruction and test preparation products so that both product lines are suitable for sale to an identical customer base. The Company has no plans at this time to update any student-at-risk or multicultural backlist titles, and will not seek new title development in these two areas.

Presently, PPG does not produce any proprietary products for the college preparation market. However, the Company has created a publishing program to produce proprietary college preparation supplements and ancillary materials expected to be released in the Fall of 2004. PPG's products will not compete with any existing publisher agreements and will be crafted as supplements to help teachers and students with their college preparation studies.

The strategic growth plan for the Company calls for an emphasis on the internal development of Test Preparation and Instruction product lines. Under favorable circumstances, the Company would consider an acquisition to supplement its growth plan.

OFF-BALANCE SHEET ARRANGEMENTS

NONE

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

For PPG, approximately 52-56% of purchase orders have historically been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the test preparation product line, with purchases occurring near the time the state tests are administrated, as well as during the summer months for summer programs that add extra test preparation for students who are behind in their performance, and for the upcoming school year.

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year, so new product development and launch, as well as expenses, must be planned around the school year. PPG receives and fulfills customer orders throughout the year. The seasonality of the College Preparation product line is significantly different than that of the Instruction and Test Preparation product lines. For College Preparation, revenue by quarter in 2003 was approximately as follows: 1st quarter 6%, 2nd quarter 24%, 3rd quarter 61% and 4th quarter 9%. For Instruction and Test Preparation, revenue by quarter in 2003 was approximately as follows: 1st quarter 18%, 2nd quarter 19%, 3rd quarter 30% and 4th quarter 33%.

ITEM 7. FINANCIAL STATEMENTS

The information required under this heading is contained in Exhibit 99.1 filed with this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934 (the "1934 Act") as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following individuals constitute the current directors and executive officers of the Company:

NAME AND AGE                                         PRINCIPAL OCCUPATION                               DIRECTOR  SINCE
------------                                         --------------------                               ---------------
Brian T. Beckwith (48)          President and Chief Executive Officer of the Company and PPG                  2001
                                since December 2001, Mr. Beckwith has over 20 years of publishing industry experience, including positions in market research, consumer marketing, operations, business development, and general management. Prior to joining the Company and PPG, he was a principal in Beckwith & Associates, a publishing advisory firm specializing in start-ups, acquisitions, and Internet business development. From 1998 to 2000, he was President and Chief
                                Operating Officer of Grolier, Inc., a $450 million publisher and direct marketer of children's books and other educational products.
                                From 1991 to 1997, Mr. Beckwith served in various senior management positions with K-III (Primedia) including President and Chief
                                Executive Officer of the Special Interest Magazine Group. Mr.
                                Beckwith has also held management positions with Murdoch Magazines,
                                CBS Magazines, and Ziff-Davis Publishing. He holds a B.A. summa cum laude from New England College and an M.B.A. from Fordham
                                University's Graduate School of Business.

John C. Bergstrom (43)          Partner in RiverPoint Investments, Inc., a St. Paul, MN-based                 1998
                                business advisory firm since 1995. He has served as the Secretary of the Company and PPG since November 1998 and served as Acting
                                Chief Financial Officer from November 1998 to January 2000. He also serves as a director of a number of private companies, including
                                Dolan Media Co., Tecmark, Inc., Mall Marketing Media, LLC,
                                Instrumental, Inc., and Linkup, Inc. Mr. Bergstrom is also an adjunct faculty member in Finance at the Carlson School of
                                Management of the University of Minnesota. Mr. Bergstrom is a
                                graduate of Gustavus Adolphus College, B.A., and the University of
                                Minnesota, M.B.A.

Richard J. Casabonne (59)       Mr. Casabonne has spent his entire career in education and trade              2002
                                publishing. President of Casabonne Associates, Inc., an educational research, strategy and development firm that Mr. Casabonne founded in 1986. Since 2003, he has also served as a principal at
                                MarketingWorks, a full service consulting firm, and heads up research activities and strategic planning for many different educational publishing houses, distributors, and non-profits providing services to education. Since 2003, he has served as Chief
                                Executive Officer of TestU, an instructional assessment company based in New York City. Mr. Casabonne served as the President of the Education and Training Group of Leapfrog Enterprises, Inc. from
                                July 2001 to April 2002 and was a member of its board of directors from August 2001 to April 2002. Before LeapFrog, he served as
                                Senior Vice President of Planning and Business Development for
                                Harcourt, Inc, an educational publishing company comprised of over
                                20 divisions that covered a range of educational needs. While at
                                Harcourt, he was active in acquiring the NEC Companies, which included Steck Vaughn, a leading publisher of supplementary education materials for kindergarten through adult education, where he served as President and CEO. Earlier, Casabonne held senior management positions at Grolier, Inc., McGraw-Hill Educational
                                Resources, Random House School Division, and consulted with myriad of educational and trade publishers. He also consulted for Apple
                                Computer's education initiatives for eight years. He serves on numerous Boards for both companies and institutions. He has a
                                Bachelor of Arts degree from Brown University and a master of education degree in instructional technology from Boston
                                University.

Anton J Christianson (51)       Chairman of Cherry Tree Companies. Mr. Christianson is the                    1998
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

Michael L. DeMarco  (39)        Chief Financial Officer of the Company and PPG since May 2002,                 n/a
                                Vice-President of Finance and Operations of the Company and PPG
                                from May 1999 to April 2002. Mr. DeMarco has over 16 years of experience in finance and accounting. Prior to joining PPG, Mr.
                                DeMarco was Controller for Health Tech, a health care products company, from 1997 to 1999. Prior to joining Health Tech, he was a
                                Controller for Omnitech Corporate Solutions, a computer integration and software development company. Mr. DeMarco also spent four years as an auditor with Ernst and Young. Mr. DeMarco is a graduate of
                                Pace University in New York and is a certified public accountant.

James P. Dolan (54)             Since 1993, Chairman, President and Chief Executive Officer and               1999
                                founder of Dolan Media Company, Minneapolis, a specialized business information company that publishes daily and weekly business newspapers in 17 U.S. markets, and operates Greene & Company, a leading business-to-business teleservices provider. From 1989 to
                                1993, he was executive vice president of the Jordan Group, New York
                                City, an investment bank specializing in media. He previously held executive positions with News Corporation Ltd. in New York,
                                Sun-Times Company of Chicago, and Centel Corp., Chicago, and also was an award-winning reporter and editor at newspapers in San
                                Antonio, New York, Chicago, Sydney, and London. He serves as a director of several private companies and is a journalism graduate of the University of Oklahoma.

Diane M. Miller (51)            Co-founder and Executive Vice President of PPG since 1989, and                1998
                                Executive Vice President of Peoples Educational Holdings. Her
                                educational publishing experience encompasses general management, product development, strategic planning, market research,
                                editorial, marketing, production, and professional development.
                                Prior to forming PPG, Ms. Miller was publisher of Globe Books, a remedial, supplementary education publisher owned by Simon and
                                Schuster. Prior to joining Globe Books, she was Senior Editor of
                                Reading for Harcourt Brace Jovanovich. Ms. Miller has classroom and research experience, as well, and is a graduate with honors of
                                Centre College of Kentucky.

James J. Peoples (66)           Co-founder, Chairman, and Senior Advisor to the Company. Effective            1998
                                December 2001, Mr. Peoples resigned as CEO and President of PPG and the Company and remains Chairman of the Board. He has 40 years of experience in schoolbook publishing, including positions in sales, sales management, corporate staff assignments, and general management. Prior to forming PPG, Mr. Peoples was President of the
                                Prentice Hall School Group for seven years and served three years as Group President of the $350 million Simon and Schuster
                                Educational Group. Mr. Peoples is a graduate of Oregon State
                                University.



Matti A. Prima (49)             Senior Vice President of Business Development since August                     n/a
                                1999, and also responsible for all sales marketing of the state specific standards materials and assessment published by PPG. Mr.
                                Prima also serves as President, Education Development Division. Mr.
                                Prima has over 20 years of experience in finance, communications, and publishing. Prior to joining PPG, Mr. Prima was VP Finance with
                                Siegel Gale, an interactive brand management company, from 1998 to
                                1999, where he was responsible for all divisional budget decisions, funding decisions relating to commercial credit, investment banking, corporate finance, acquisitions, and risk management.
                                Prior to that, Mr. Prima's work experience included KPMG Peat
                                Marwick, Corporate Transactions; and Henry Ansbacher as Senior
                                Managing Director. Mr. Prima is a graduate of Bloomsburg State
                                University and has an M.B.A. from Pepperdine University.

Board Committees. The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is currently composed of Messrs. Bergstrom, Christianson and Dolan. The Audit Committee meets with the Company's independent auditors and representatives of management to review the internal and external financial reporting of the Company, reviews the scope of the internal auditors' examination, considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments, and approves any material non-audit services to be provided by the Company's independent auditors.

The Company's Board of Directors has determined that Mr. Christianson is an audit committee financial expert as defined in Item 401(e)(2) of Regulation S-B. He is independent pursuant to the independence standards promulgated by the Nasdaq Stock Market. The Company is not listed on the Nasdaq Stock Market or on any stock exchange and, as permitted by the applicable rules, has selected to provide the foregoing independence disclosure with reference to the rules of the Nasdaq Stock Market.

The Compensation Committee is currently composed of Messrs. Bergstrom, Christianson, and Dolan. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation, stock options, and benefits of officers and employees. The Compensation Committee has established a Stock Grant Subcommittee, currently composed of Messrs. Christianson and Dolan, for the purpose of granting awards under the Company's 1998 Stock Plan.

The Company does not have a nominating committee.

Director Compensation. Each non-employee member of the Board of Directors receives $2,000 per quarter, plus $1,000 for attending each regular quarterly Board meeting, as compensation for his services. Non-employee directors are also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, each non-employee director will receive annually, on the date of election or reelection as a director, a nonqualified option to purchase 4,000 shares of the Company's common stock at an option price equal to the fair market value of the Company's common stock on the date that the option is granted. All such options are exercisable in increments of 25% each over a three-year period during the eight-year term of such options. In May 2003, all non-employee directors received options to purchase 4,000 shares each at $3.60 per share upon the terms described above. In 2003, Mr. Bergstrom was paid $4,000 for his additional duties as a director. Mr. Bergstrom serves as a lead director for Board committees, coordinates committee meetings, acts as an interface between the committees and management, and drafts committee minutes.

Code of Ethics. The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and other senior financial officers. This Code of Ethics is filed as an exhibit to this report.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows, for fiscal years 2003, 2002 and 2001, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Brian T. Beckwith, the Company's President and Chief Executive Officer, and to the other executive officers of the Company whose annual salary and bonus exceeded $100,000 during 2003 (together with Mr. Beckwith, the "Named Executives"). Compensation to the Named Executives is paid by the Company's wholly-owned subsidiary, PPG.

SUMMARY COMPENSATION TABLE

                                                                                       Long-Term Compensation
                                                           Annual Compensation                  Awards
                                                           -------------------                Securities            All Other
        Name                     Position          Year      Salary        Bonus (2)      Underlying Options    Compensation (3)
        ----                     --------          ----      ------        ---------      ------------------    ----------------
Brian T. Beckwith (1)   President and CEO          2003    $  272,115      $ 162,415                 -              $     192
                                                   2002    $  250,000      $  60,025           125,000              $     192
                                                   2001    $        -      $       -           125,000              $       -

James J. Peoples        Chairman                   2003    $  139,423      $  64,966                 -              $   1,179
                                                   2002    $  145,000      $  30,012                 -              $   1,178
                                                   2001    $  145,000      $  46,946                 -              $   1,251

Diane M. Miller         Executive                  2003    $  152,896      $  54,530                 -              $     192
                        Vice President             2002    $  140,662      $  22,800                 -              $     192
                                                   2001    $  131,923      $  31,297            75,000              $     264

Matti A. Prima          Senior Vice President of   2003    $  139,128      $ 160,194                 -              $     192
                        Business Development       2002    $  125,000      $  53,137                 -              $     192
                                                   2001    $  125,000      $   6,394                 -              $     264

Michael L. DeMarco      Chief Financial Officer    2003    $  137,135      $  40,898            15,000              $     192
                                                   2002    $  123,813      $  17,100            30,000              $     192
                                                   2001    $  104,337      $  23,473                 -              $     264

(1) Mr. Beckwith was appointed an executive officer in December 2001.

(2) Represents bonuses earned in the year set forth in the table.

(3) Represents premiums paid by PPG for life insurance.

The following table contains information concerning individual grants of stock options to each of the Named Executives during the last fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                          Number of              Percent of Total
                                    Securities Underlying       Options Granted to
                                           Options                 Employees in        Exercise     Expiration
         Name                            Granted (#)                Fiscal Year        Price ($)       Date
         ----                            -----------                -----------        ---------       ----
Michael L. DeMarco (1)                     15,000                       46%              $3.60      6/23/2013

(1) Becomes exercisable with respect to 3,750 shares on each of June 23, 2003, 2004, 2005, and 2006.

The following table sets forth information with respect to the Named Executives concerning exercised and unexercised options held as of December 31, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                      Number of Unexercised
                                                      Securities Underlying            Value of Unexercised
                         Shares                        Unexercised Options             In-The-Money Options
                        Acquired         Value          At Fiscal Year End           At Fiscal Year End $ (1)
Name                  on Exercise      Realized     Exercisable   Unexercisable   Exercisable   Unexercisable
----                  -----------      --------     -----------   -------------   -----------   -------------
Brian T. Beckwith            -         $      -        99,999        150,001        $59,999        $ 90,001
Diane M. Miller         32,625         $ 78,300        47,500         27,500        $28,500        $ 16,500
Matti A. Prima               -         $      -        82,000         18,000        $49,200        $ 10,800
Michael L. DeMarco           -         $      -        40,750         26,250        $17,200        $      -

(1) There is no established trading market for the Company's Common Stock and the Company is not aware of recent trading. The values in the table have been calculated assuming a per share price of $3.60 which reflects the price at which the Company has most recently issued stock.

EMPLOYMENT AGREEMENTS

In December 2001, the Company and PPG entered into an employment agreement with Brian T. Beckwith, the Company's President and Chief Executive Officer. The agreement has an initial term of three years and will continue thereafter from year to year unless terminated by either party by 180 days' prior notice before the end of each contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Beckwith ceases to be employed. If Mr. Beckwith is terminated by the Company without cause or if Mr. Beckwith resigns for good reason, Mr. Beckwith is entitled to 18 months of severance, reduced by any salaries he receives from third parties during the severance period. If the Company provides Mr. Beckwith notice of non-renewal, Mr. Beckwith is entitled to 12 months of severance, reduced by any salaries he receives from third parties during the severance period. The agreement also provides for the Company's repurchase right and Mr. Beckwith's put right to the Company with respect to Company stock owned by Mr. Beckwith following termination of his employment which he has acquired upon exercise of stock options and held for at least one year. Pursuant to this agreement, which was entered into prior to the enactment of the Sarbanes-Oxley Act of 2002, Mr. Beckwith is also entitled to pay the exercise price for his options pursuant to a five-year recourse note.

James J. Peoples resigned as President and Chief Executive Officer of PPG and the Company in December 2001. Mr. Peoples remains the Chairman of the Board of Directors of PPG and the Company. The Company and PPG entered into a new employment agreement with Mr. Peoples in June 2003. The agreement has a term of five years and will continue thereafter upon the mutual written agreement of the Executive and the Company. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Peoples ceases to be employed. If Mr. Peoples is terminated without cause or if Mr. Peoples resigns for good reason, the Company shall pay Mr. Peoples his salary, benefits, and incentive compensation through July 31, 2008.

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

In October 2001, the Company entered into a two-year employment agreement with Matti A. Prima, the Company's Senior Vice President - Business Development. After the expiration of the initial term, the agreement will continue thereafter for successive one-year periods unless terminated by either party at least 90 days prior to the end of the contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Prima ceases to be employed. If Mr. Prima is terminated without cause or resigns for good reason, Mr. Prima is entitled to 70% of his salary for the lesser of 12 months or the remainder of his contract as severance.

In May 2002, the Company entered into a three-year employment agreement with Michael L. DeMarco, the Company's Chief Financial Officer. After the expiration of the initial term the agreement will continue thereafter for successive one-year periods unless terminated by either party at least 90 days prior to the end of the contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company. If Mr. DeMarco is terminated without cause or resigns for good reason, Mr. DeMarco is entitled to the lesser of 12 months or the remainder of his contract as severance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information provided to the Company as to the beneficial ownership of the Company's Common Stock as of March 9, 2004 by (i) the only stockholders known to the Company to hold 5% or more of such stock, and
(ii) each of the directors, the Named Executives set forth in the table on the next page, and directors and officers as a group.

                                                                     COMMON STOCK
BENEFICIAL OWNER                                                  BENEFICIALLY OWNED       TOTAL (%)
----------------                                                  ------------------       ---------
Brian T. Beckwith (1)                                                   133,332               3.1%
John C. Bergstrom (1)                                                    69,316               1.6%
Richard Casabonne (1)                                                    11,000                  *
Anton J. Christianson (1) (2)                                         1,813,363              42.2%
Michael L. DeMarco (1)                                                   40,750                  *
James P. Dolan (1)                                                       41,500               1.0%
Dolphin Offshore Partners, Inc.                                         361,887               8.4%
Diane M. Miller (1)                                                     298,516               6.9%
NAP & CO - c/o Delaware State Pension Fund                              603,151              14.0%
James J. Peoples (1)                                                    571,581              13.3%
Matti A. Prima (1)                                                       84,857               2.0%
Directors and Officers as a group (9 persons) (1) (2)                 3,064,215              71.3%

         * Less than 1%

(1) Includes shares of Common Stock subject to outstanding stock options exercisable within 60 days as follows: Mr. Beckwith, 133,332 shares; Mr. Bergstrom, 63,375 shares; Mr. Casabonne, 11,000 shares, Mr. Christianson, 9,000 shares; Mr. DeMarco, 40,750 shares; Mr. Dolan, 41,500 shares; Ms. Miller, 47,500 shares; Mr. Prima, 82,000 shares; and directors and officers as a group, 428,457 shares.

(2) Includes ownership of 1,683,363 shares owned by School Power Limited Partnership, of which Mr. Christianson is Managing General Partner.

EQUITY COMPENSATION PLAN TABLE

The following table sets forth aggregate information regarding the Company's equity compensation plans as of December 31, 2003.

                                                                                              NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE
                                          NUMBER OF SECURITIES                                 FOR FUTURE ISSUANCE
                                           TO BE ISSUED UPON         WEIGHTED-AVERAGE             UNDER EQUITY
                                             EXERCISE OF               EXERCISE PRICE OF       COMPENSATION PLANS
                                          OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
                                          WARRANTS AND RIGHTS       WARRANTS AND RIGHTS      REFLECTED IN COLUMN (a))
       PLAN CATEGORY                              (a)                        (b)                        (c)
       -------------                      --------------------      --------------------     -----------------------
Equity compensation plans
approved by security holders                     690,675                 $     2.93                  24,498

Equity compensation plans not
approved by security holders                      37,500                 $     3.00                       0

Total                                            728,175                 $     2.93                  24,498

With respect to the equity compensation plan not approved by shareholders, Mr. Prima received a non-qualified stock option to purchase 37,500 shares of the Company's common Stock in 1999 upon his joining the Company outside of the Company's 1998 Stock Option Plan. The exercise price of this option is $3.00 per share and it has a 10-year term. The option is exercisable in 6,750-share installments over a five-year period, except in the case of certain acquisitions by the Company, whereupon a maximum of 1,875 shares are subject to accelerated vesting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1998, prior to PPG becoming a wholly-owned subsidiary of the Company, Mr. Peoples and Ms. Miller each exercised a stock option to purchase 50,000 shares of PPG stock at $1.25 per share. These options had been granted to Mr. Peoples and Ms. Miller in 1993. PPG loaned Mr. Peoples and Ms. Miller each $62,500 to exercise such options. These nonrecourse promissory notes accrued interest at 6% per annum and were repaid in full in 2003.

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

In fiscal 2003, the Company paid $26,054 to Casabonne Associates for business consulting and $56,500 to Marketing Works in which Mr. Casabonne is a principal, for market research services.

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

10.3          Employment Agreement between The Peoples Publishing Group, Inc.
              and James J. Peoples, dated June 30, 2003 (incorporated by reference to Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended June 30, 2003).

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

14            Code of Ethics

21            Subsidiaries of the Registrant: The Peoples Publishing Group,
              Inc., a Delaware corporation.

31.1          Certification of the Chief Executive Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.

31.2          Certification of the Chief Financial Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.

32.1          Certification of the Chief Executive Officer Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.

32.2          Certification of the Chief Financial Officer Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.

99.1          The Registrant's Audited Financial Statements for the Years Ended
              December 31, 2003 and 2002, with notes thereto and the independent auditor's report thereon.

(b)           Reports on Form 8-K. : None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period covering the fiscal years ended December 31, 2003 and 2002, McGladrey & Pullen, LLP and its related entity RSM McGladrey, Inc. performed the following professional services:

    Description                        2003              2002
                                     --------          --------
Audit Fees (1)                       $ 48,300          $ 39,200
Audit-Related Fees (2)                  3,200             2,000
Tax Fees (3)                            8,800            12,900
All Other Fees                              -                 -

         (1) Audit fees consist of fees for professional services rendered in connection with the audit of the Company's year end consolidated financial statements, quarterly reviews of consolidated financial statement included in the Company's quarterly reports, services rendered relative to regulatory filings, and attendance at Audit Committee meetings.

         (2) Audit-related fees are fees principally for technical research related to accounting treatment for various matters.

         (3) Tax services consist of compliance fees for the preparation of income tax returns, tax research and various state tax matters.

The Company's Audit Committee's practice is to pre-approve annually all audit and tax services and fees, and on a case-by-case basis all other permitted services to be provided by its independent certified public accountants. The Audit Committee reviews each service provided and assesses the impact of the service on the independence of the auditor.

PRE-APPROVAL POLICY

The Audit Committee is currently considering establishing a Pre-Approval Policy for audit and permissible non-audit services provided by its independent certified public accountants. Subsequent to May 6, 2003 all services provided by the Company's independent accountants are pre-approved by the Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PEOPLES EDUCATIONAL HOLDINGS, INC.

Date: March 30, 2004

                       /s/ Brian T. Beckwith
                       ---------------------------------------------------------
                       Brian T. Beckwith, Chief Executive
                       Officer and President (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2004.

                       /s/ Brian T. Beckwith
                       ---------------------------------------------------------
                       Brian T. Beckwith, Chief Executive Officer and President

                       /s/ Michael L. DeMarco
                       ---------------------------------------------------------
                       Michael L. DeMarco, Chief Financial Officer

                       /s/ James J. Peoples
                       ---------------------------------------------------------
                       James J. Peoples, Chairman

                       /s/ Diane M. Miller
                       ---------------------------------------------------------
                       Diane M. Miller, Director

                       /s/ John C. Bergstrom
                       ---------------------------------------------------------
                       John C. Bergstrom, Director

                       /s/ Richard J. Casabonne
                       ---------------------------------------------------------
                       Richard J. Casabonne, Director

                       /s/ Anton J. Christianson
                       ---------------------------------------------------------
                       Anton J. Christianson, Director

                       /s/ James P. Dolan
                       ---------------------------------------------------------
                       James P. Dolan, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Pursuant to the requirements of Instructions to Form 10-KSB, the registrant supplementally files herewith for the information of the Commission is a copy of the Company's proxy statement mailed to shareholders in connection with the 2003 Meeting of Shareholders.