Form 10QSB
period 2004-03-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2004-05-11
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended March 31, 2004

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


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,809,198 shares of Common Stock (par value $0.02 per share) outstanding on May 10, 2004.

ITEM 1. FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                 March 31, 2004      December 31, 2003
                                                               ------------------     ------------------
ASSETS

Current Assets

Cash and Cash Equivalents                                      $          130,953     $          426,629
Accounts Receivable Net of Allowance for Doubtful Accounts
  of $40,000 and Allowance for Returns                                  1,355,793              1,760,593
Inventory                                                               1,106,667              1,101,841
Advance Royalties                                                         134,742                157,054
Prepaid Catalog Expenses and Other Current Assets                         160,020                201,902
Refundable Income Taxes                                                    56,926                     --
Deferred Income Taxes                                                     154,000                154,000
                                                               ------------------     ------------------
     Total Current Assets                                               3,099,101              3,802,019
                                                               ------------------     ------------------
Equipment - At Cost, Less Accumulated Depreciation
  of $715,000 in 2004 and $657,000 in 2003                                687,407                690,860
                                                               ------------------     ------------------
Other Assets

Deferred Prepublication Costs, net                                      7,596,816              6,960,585
Intangible Assets, Net                                                     35,845                 36,006
Deposits and Other                                                         69,199                 42,517
                                                               ------------------     ------------------
     Total Other Assets                                                 7,701,860              7,039,108
                                                               ------------------     ------------------

Total Assets                                                   $       11,488,368     $       11,531,987
                                                               ==================     ==================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                  March 31, 2004       December 31, 2003
                                                                ------------------     ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current Maturities of Long Term Debt                            $          193,097     $           86,998
Accounts Payable                                                         1,868,424              3,209,138
Accrued Expenses                                                           615,031                801,633
Income Taxes Payable                                                            --                 95,874
                                                                ------------------     ------------------
     Total Current Liabilities                                           2,676,552              4,193,643
                                                                ------------------     ------------------

Long Term Debt, less current maturities                                  1,698,930                120,545
Deferred Income Taxes                                                       77,000                 77,000
                                                                ------------------     ------------------

Total Liabilities                                                        4,452,482              4,391,188
                                                                ------------------     ------------------

Stockholders' Equity

Common stock, $0.02 par value; authorized 8,500,000 shares;
  issued and outstanding 3,809,198 in 2004 and 2003                         76,184                 76,184

Additional Paid In Capital                                               4,796,829              4,796,829
Retained Earnings                                                        2,162,873              2,267,786
                                                                ------------------     ------------------

Total Stockholders' Equity                                               7,035,886              7,140,799
                                                                ------------------     ------------------

Total Liabilities and Stockholders' Equity                      $       11,488,368     $       11,531,987
                                                                ==================     ==================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                              Three Months Ended
                                                                    March 31
                                                            2004             2003
                                                         -----------      -----------
Net Revenue:
     Product Line                                        $ 4,843,065      $ 3,484,843
     Delivery and Handling                                   387,510          292,837
                                                         -----------      -----------
        Total                                              5,230,575        3,777,680

Cost of Revenue

     Direct Costs                                          1,867,357        1,445,508
     Prepublication Cost Amortization                        727,024          412,041
                                                         -----------      -----------
     Total                                                 2,594,381        1,857,549

Gross Profit                                               2,636,194        1,920,131

Selling, General and Administrative Expenses               2,782,951        2,077,823
                                                         -----------      -----------

Loss from Operations                                        (146,757)        (157,692)

Other Expense                                                (13,470)              --
Interest Expense                                             (14,486)         (45,436)
                                                         -----------      -----------

Loss Before Income Taxes                                    (174,713)        (203,128)

Federal and State Income Tax Benefit                         (69,800)         (81,009)
                                                         -----------      -----------
Net Loss                                                 $  (104,913)     $  (122,119)
                                                         ===========      ===========
Net Loss per Common Share
     Basic and Diluted                                   $     (0.03)     $     (0.04)

Weighted-average Number of Common Shares Outstanding
     Basic and Diluted                                     3,809,198        3,339,386
                                                         ===========      ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Three Months Ended
                                                                           March 31, 2004        March 31, 2003
                                                                           ---------------      ---------------
Cash Flows From Operating Activities
Net Loss                                                                   $      (104,913)     $      (122,119)
Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities
         Depreciation                                                               58,746               44,446
         Amortization of Prepublication Costs and Intangible Assets                727,024              412,041
Changes in Assets and Liabilities
         Accounts Receivable                                                       404,800               (9,458)
         Inventory                                                                  (4,826)            (456,852)
         Prepaid Catalog Expense and Other current assets                           41,882             (155,936)
         Advance Royalties                                                          22,473               29,636
         Deposits and Other                                                        (26,682)             (16,870)
         Accounts Payable and Accrued Expenses                                  (1,527,316)            (157,161)
         Accrued Royalty Payable                                                        --              (61,000)
         Income Taxes Payable or Refundable                                       (152,800)             (95,700)
                                                                           ---------------      ---------------
                  Net Cash Used In Operating Activities
                                                                                  (561,612)            (588,973)
                                                                           ---------------      ---------------
Cash Flows From Investing Activities
         Purchases of Equipment                                                    (55,293)             (29,124)
         Expenditures for Prepublication Costs                                  (1,363,255)            (936,008)
                                                                           ---------------      ---------------
                  Net Cash Used in Investing Activities
                                                                                (1,418,548)            (965,132)
                                                                           ---------------      ---------------
Cash Flows From Financing Activities
         Net Borrowings Under Line of Credit                                     1,430,915            1,682,250
         Proceeds from Long Term Debt                                              300,836
         Principal Payments on Long Term Debt                                      (47,267)             (19,928)
         Proceeds from the Sale of Common Stock                                         --               57,315
         Repurchase of Common Stock                                                     --              (39,152)
                                                                           ---------------      ---------------
                  Net Cash Provided By Financing Activities                      1,684,484            1,680,485
                                                                           ---------------      ---------------

                  Net Increase (Decrease) in Cash and Cash Equivalents            (295,676)             126,380

Cash and Cash Equivalents
         Beginning of Period                                                       426,629              312,470
                                                                           ---------------      ---------------
         End of Period                                                     $       130,953      $       438,850
                                                                           ===============      ===============

Supplemental Cash Flow Information
         Cash Payments for:
                  Interest                                                 $        14,486      $        45,436
                  Income Taxes                                             $        84,000      $            --
                                                                           ===============      ===============

Supplemental Schedule of Noncash Investing and Financing Activities
  Conversion of Note Payable and Accrued Interest to Common Stock          $            --      $     1,000,000
                                                                           ===============      ===============

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended March 31, 2004, are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTE 2 - Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon shipment and estimates returns if the right of return exists. The allowances for returns as of March 31, 2004, and December 31, 2003, were $503,000 and $595,000 respectively. These allowances are recorded as a reduction of accounts receivable and revenue.

NOTE 3 - Basic and Diluted Per Share Amounts

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby, reducing the loss or increasing the income per common share.

NOTE 4 - Deferred Prepublication Costs

The activity in deferred prepublication costs and the balances as of March 31, 2004 and 2003, are as follows:


                                          2004              2003
                                      -----------      -----------
Balances, January 1                   $ 6,960,585      $ 4,596,460
  Prepublication Cost Additions         1,363,255          936,008
  Amortization Expense                   (727,024)        (412,041)
                                      -----------      -----------
Balances, March 31                    $ 7,596,816      $ 5,120,427
                                      ===========      ===========


The estimated future amortization expense related to deferred prepublication costs is as follows:

For the remainder of 2004                              $ 2,327,000
For the year ended December 31, 2005                     2,831,000
For the year ended December 31, 2006                     1,717,000
For the year ended December 31, 2007                       525,000
For the year ended December 31, 2008                       185,000

NOTE 5 - Stock-Based Compensation

The Company grants options to its employees under its 1998 Stock Option Plan. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost is recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the three-month period ended March 31, 2004, and March 31, 2003.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company's net loss and net loss per basic and diluted common share would have been as indicated below.


                                                                 Three Months Ended
                                                                      March 31
                                                                2004             2003
                                                             -----------      -----------
Net Loss, as reported                                        $  (104,913)     $  (122,119)
Deduct total stock-based employee compensation
  expense determined under the fair value-based
  method for all rewards                                         (33,539)         (31,898)
                                                             -----------      -----------
Net Loss, proforma                                           $  (138,452)     $  (154,017)
                                                             ===========      ===========

Basic and Diluted Net Loss per Common Share, as reported     $     (0.03)     $     (0.04)
Basic and Diluted Net Loss per Common Share, proforma              (0.04)     $     (0.05)


The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net loss or net loss per common share for future years because options vest over several years and additional awards are generally made each year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements regarding the Company, its wholly-owned subsidiary, the Peoples Publishing Group, Inc. ("PPG"), and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) the Company's and PPG's ability to retain qualified personnel, (8) PPG's ability to retain its distribution agreements in the College Preparation market, (9) the sufficiency of PPG's copyright protection, and (10) PPG's ability to continue to rely on the services of a third party warehouse, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieve may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

SEASONALITY

The seasonality of the College Preparation product line is significantly different than that of the Instruction and Test Preparation product lines. For College Preparation, revenue on a historical basis, by quarter is approximately as follows: 1st quarter 6%, 2nd quarter 24%, 3rd quarter 61% and 4th quarter 9%. For Instruction and Test Preparation, revenue on a historical basis, by quarter is approximately as follows: 1st quarter 18%, 2nd quarter 19%, 3rd quarter 30% and 4th quarter 33%.

FIRST QUARTER 2004 VS. FIRST QUARTER 2003

Overview

Total net revenue increased 38.5% and Product Line net revenue increased 39.0% for the first quarter of 2004 compared to the same period in 2003. This increase was led by a 48.5% increase in Test Preparation revenue. Net Loss for the three months ended March 31, 2004, was $105,000, representing a 13.9% decrease from the $122,000 loss for the three months ended March 31, 2003.

                                                              Three Months Ended
                                                                  March 31
                                           2004              2003           Variance       % Variance
                                        -----------      -----------      -----------      ----------
Product Line Net Revenue
Test Preparation                        $ 4,018,000      $ 2,705,000      $ 1,313,000         48.5%
College Preparation                         688,000          579,000          109,000         18.8%
Instruction                                 137,000          201,000          (64,000)       (31.8%)
                                        -----------      -----------      -----------      -------
     Total Product Line Net Revenue       4,843,000        3,485,000        1,358,000         39.0%
Shipping and Handling Revenue               388,000          293,000           95,000         32.4%
                                        -----------      -----------      -----------      -------
           Total Net Revenue            $ 5,231,000      $ 3,778,000      $ 1,453,000         38.5%
                                        ===========      ===========      ===========      =======

Net Loss                                $  (105,000)     $  (122,000)     $    17,000        (13.9%)

NET REVENUE

Test Preparation

PPG creates and sells print and Internet products for use by schools to help teachers and students prepare for required state proficiency tests, grades 2-12. Given the national mandate and funding for the testing of all public school students multiple times throughout their K-12 education, PPG took the initiative during 2003 of introducing Measuring Up e-Path(TM). Measuring Up e-Path(TM) is an Internet-based system that delivers and scores customized state tests, provides the teacher and students performance reports identifying learning problems and makes data-driven informed instruction possible. Measuring Up e-Path(TM) provides a Personal Prescriptive Path(TM) for individuals as well as groups of students. Test Preparation product line revenue was $4.0 million for the first quarter in 2004 compared to $2.7 million in 2003, representing a 48.5% increase. The revenue growth can be attributed to increased market penetration and the release of new products into new states. During the first quarter of 2003 the Company had state-specific products published for eight states. In 2004, the Company had state-specific products for ten states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

College Preparation

PPG has exclusive sales and marketing agreements with two major college publishers who do not have school divisions to sell their books into the high school market. The distribution agreements are exclusive and cover all sales made to the K-12 market including each publisher's college, trade, and professional products. College Preparation product line revenue for the first quarter in 2004 was $688,000 compared to $579,000 during the same period in 2003, representing an increase of 18.8%. The increase is a result of the Company's expanded sales and marketing efforts into the growing private and parochial school markets. The Company continues to be optimistic about the opportunities for growth in the College Preparation market.

During the fourth quarter of 2003, PPG began developing products for the grades 10-12 academic track consisting of honors, college preparation and advanced placement courses that would complement the college publishers' materials.

Instruction

Instruction products include two sales sources referred to as Student-At-Risk and Multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses nonproprietary products to round out or fill in a full catalog of product offerings for PPG's customers. Instruction revenue decreased 31.8% for the first quarter of 2004 compared to the same period in 2003. This decrease was anticipated as the Company has shifted its strategic focus away from this product line to its Test Preparation product line. The Company has no plans at this time to update any student-at-risk or multicultural backlist titles, and will not seek new title development in these two areas.

The Company has begun to implement a strategy to develop new supplemental products that align with state standards in mathematics, reading, and language arts for grades 2-12. In late 2003, an editorial office was opened in Round Rock, Texas and their focus will be to develop and publish supplemental products in more traditional market niches outside test preparation. Essential to this strategy is the market alignment of the Instruction and Test Preparation products so that both product lines are suitable for sale to an identical customer base.



GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $1.9 million in the first quarter of 2003 to $2.6 million for the same period in 2004, and decreased slightly as a percentage of revenue from 50.8% in 2003 to 50.4% in 2004. The increase in dollars is a result of increased overall revenue growth. The slight decrease in Gross Profit as a percent of total revenue is due to an increase in the Prepublication Cost Amortization both in dollars and as a percent of revenue.

Cost of Revenue consists of two components, Direct Costs and Prepublication Cost Amortization. Direct Costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Product cost decreased from 26.6% of revenue in the first quarter of 2003 to 24.6% in the first quarter of 2004. The fluctuation is due to product mix and improved pricing on purchases. There were no significant fluctuations in royalties, warehousing or shipping costs as a percent of revenue between 2004 and 2003.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products, which include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For the first quarter of 2004, PPG amortized $727,000 of Prepublication Costs, compared to $412,000 in 2003. In book publishing, prepublication expenditures serve as an important financial indicator of a Company's commitment to new product development. For the 3 months ended March 31, 2004, PPG's prepublication expenditures increased 45.6% and was $1,363,000 compared to $936,000 for the same period in 2003.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


                                                            Three Months Ended
                                                                 March 31
                                            2004           2003          Variance    % Variance
                                        -----------     -----------     ---------    ----------
Selling, General and Administrative     $ 2,783,000     $ 2,078,000     $ 705,000       33.9%


The marketing and selling expenditures portion of the total increased by $549,000 from the first quarter of 2003 compared to the first quarter of 2004. The fluctuation is due to increases in salaries, commissions, and marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition. The expense also increased as a percent of revenue from 36.1% to 36.5%. This fluctuation is primarily due to higher commission expense resulting from the 48.5% increase in Test Preparation revenue, which has a higher commission expense than Instruction or College Preparation revenue.

The general and administrative expenditures portion increased by $156,000 from the first quarter of 2003 compared to the first quarter of 2004. This fluctuation is due to increases in salaries and related expenses and computer related expenses to support the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2004, was $562,000. Cash was primarily provided by the predepreciation and amortization profitability of the Company, and a decrease in accounts receivable, offset primarily by a decrease in accounts payable, accrued expenses and income taxes payable.

Accounts receivable decreased due to collections made in the ordinary course of business and as a result of the seasonality of revenue stream, as first quarter 2004 revenue was $1.5 million less than the fourth quarter of 2003.

Accounts payable and accrued expenses decreased due to payments made in the ordinary business cycle.

Net cash used in investing activities was $1,419,000, consisting of prepublication cost expenditures of $1,363,000, and equipment purchases of $56,000.

Net cash provided by financing activities was $1,684,000, consisting primarily of net borrowings under the Company's line of credit of $1,431,000, and $301,000 from the proceeds from long-term debt, offset by principal payments on long-term debt.

The Company renewed its $6,500,000 financing arrangement with a financial institution in April 2004.

The arrangement includes three separate revolving lines of credit. The arrangement provides for advances up to $4,000,000 over two years, subject to borrowing base restrictions limited to 80 percent of eligible accounts receivable and 35 percent of inventory. The second line of credit is $2,000,000 over two years, while the final $500,000 line of credit is for a one-year period. All three lines of credit bear interest at LIBOR plus 2.25 percent. Total borrowings are secured by substantially all assets of the Company and are subject to certain financial covenants. At March 31, 2004, $931,000 was outstanding under this arrangement.

The Company also has an arrangement for a three-year reducing revolver in the amount of $500,000 at an interest rate of LIBOR plus 2.25 percent. At March 31, 2004, $500,000 was outstanding under this arrangement.


A summary of the Company's contractual cash obligations at March 31, 2004, excluding outstanding line of credit balances, are as follows:

                                                                 PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS        TOTAL          2004         2005         2006         2007         2008
----------------------------     -----------    ---------    ---------    ---------    ---------    ---------
Capital Leases
(including interest portion)       $ 521,000    $ 170,000    $ 226,000    $ 120,000      $ 5,000    $      --

Operating Leases                   1,634,000      292,000      376,000      367,000      330,000      269,000
                                 -----------    ---------    ---------    ---------    ---------    ---------
Total                            $ 2,155,000    $ 462,000    $ 602,000    $ 487,000    $ 335,000    $ 269,000
                                 ===========    =========    =========    =========    =========    =========

The Company believes that its cash and line of credit, together with cash generated from operations, will be sufficient to meet its normal cash needs for the remainder of 2004. The Company intends to continue investing in prepublication costs for its proprietary products, to the extent cash flow allows. As the Company develops more products, an additional investment in inventory will be required.


OFF-BALANCE SHEET ARRANGEMENTS

None

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Significant Estimates

The Company's significant accounting policies are summarized in the footnotes to our financial statements as reported at December 31, 2003. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

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

Allowance for Doubtful Accounts

The Company provides credit to its customers on a customer-by-customer basis. The Company reviews the accounts receivable aging on a monthly basis along with historical loss experience to estimate its allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 is believed to be adequate for any exposure to loss at March 31, 2004.

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $213,000 at March 31, 2004, is believed to be adequate to cover inventory loss exposure.

ITEM 3. CONTROLS AND PROCEDURES

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

There have been no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the first quarter of fiscal 2004, the Company did not repurchase any of its equity securities.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit 31.1      CEO Certification pursuant to Rule 15d-14(a).

Exhibit 31.2      CFO Certification pursuant to Rule 15d-14(a).

Exhibit 32.1 CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32.2 CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K. On March 3, 2004, the Company furnished a Current Report on Form 8-K under Item 12 to report its fiscal 2003 results. On March 10, 2004, the Company filed a Current Report on Form 8-K under Item 5 pursuant to Rule 135c of the Securities Act of 1933.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004                          PEOPLES EDUCATIONAL HOLDINGS, INC.


                                             By: /s/ Brian T. Beckwith
                                             Brian T. Beckwith, President and
                                             Chief Executive Officer