Form 10QSB
period 2004-06-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2004-08-12
CIK 729156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

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

                                 (201) 712-0090
                        ---------------------------------
                (Issuer's telephone number, including area code)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,809,198 shares of Common Stock (par value $0.02 per share) outstanding on August 12, 2004.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ITEM 1. FINANCIAL STATEMENTS
PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                   June 30, 2004       December 31, 2003
                                                                   -------------       -----------------
ASSETS

Current Assets

Cash and Cash Equivalents                                           $ 1,349,932          $   426,629
Accounts Receivable Net of Allowance for Doubtful Accounts
  and Allowance for Returns                                           3,902,124            1,760,593
Inventory                                                               966,754            1,101,841
Advance Royalties                                                        76,129              157,054
Prepaid Catalog Expenses and Other Current Assets                       154,716              201,902
Deferred Income Taxes                                                   154,000              154,000
                                                                    -----------          -----------
     Total Current Assets                                             6,603,655            3,802,019
                                                                    -----------          -----------
Equipment - At Cost, Less Accumulated Depreciation
  of $787,000 in 2004 and $657,000 in 2003                              839,119              690,860
                                                                    -----------          -----------
Other Assets

   Deferred Prepublication Costs, net                                 8,560,495            6,960,585
Intangible Assets, Net                                                   40,435               36,006
Deposits and Other                                                       20,791               42,517
                                                                    -----------          -----------
     Total Other Assets                                               8,621,721            7,039,108
                                                                    -----------          -----------
Total Assets                                                        $16,064,495          $11,531,987
                                                                    ===========          ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                   June 30, 2004        December 31, 2003
                                                                   -------------        -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current Maturities of Long Term Debt                                 $   198,233          $    86,998
Accounts Payable                                                       3,908,857            3,209,138
Accrued Expenses                                                         781,569              801,633
Income Taxes Payable                                                     226,874               95,874
                                                                     -----------          -----------
     Total Current Liabilities                                         5,115,533            4,193,643
                                                                     -----------          -----------
Long Term Debt, less current maturities                                3,409,830              120,545
Deferred Income Taxes                                                     77,000               77,000
                                                                     -----------          -----------

Total Liabilities                                                      8,602,363            4,391,188
                                                                     -----------          -----------

Stockholders' Equity
Common stock, $0.02 par value; authorized 8,500,000 shares;
  issued and outstanding 3,809,198 in 2004 and 2003                       76,184               76,184
Additional Paid In Capital                                             4,796,829            4,796,829
Retained Earnings                                                      2,589,119            2,267,786
                                                                     -----------          -----------

Total Stockholders' Equity                                             7,462,132            7,140,799
                                                                     -----------          -----------

Total Liabilities and Stockholders' Equity                           $16,064,495          $11,531,987
                                                                     ===========          ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three Months Ended                   Six Months Ended
                                                                    June 30                             June 30
                                                              2004              2003             2004              2003
                                                              ----              ----             ----              ----
Net Revenue:
     Product Line                                        $  8,046,492      $  5,365,924      $ 12,889,557      $  8,850,768
     Delivery and Handling                                    597,265           421,089           984,775           713,926
                                                         ------------      ------------      ------------      ------------
    Total                                                   8,643,757         5,787,013        13,874,332         9,564,694

Cost of Revenue
     Direct Costs                                           3,756,729         2,860,920         5,624,086         4,306,429
     Prepublication Cost Amortization                         898,345           482,783         1,625,369           894,825
                                                         ------------      ------------      ------------      ------------
     Total                                                  4,655,074         3,343,703         7,249,455         5,201,254

Gross Profit                                                3,988,683         2,443,310         6,624,877         4,363,440

Selling, General and Administrative Expenses                3,249,695         2,227,479         6,032,646         4,305,303
                                                         ------------      ------------      ------------      ------------
Income from Operations                                        738,988           215,831           592,231            58,137

Other Expense                                                  (5,200)                -           (18,670)                -
Interest Expense                                              (23,742)          (26,316)          (38,228)          (71,752)
                                                         ------------      ------------      ------------      ------------

Income (Loss) Before Income Taxes                             710,046           189,515           535,333           (13,615)

Federal and State Income Tax Expense (Benefit)                283,800            75,559           214,000            (5,450)
                                                         ------------      ------------      ------------      ------------

Net Income (Loss)                                        $    426,246      $    113,956      $    321,333      $     (8,165)
                                                         ============      ============      ============      ============

Net Income (Loss) per Common Share
   Basic:                                                $       0.11      $       0.03      $       0.08      $       0.00
   Diluted:                                              $       0.11      $       0.03      $       0.08      $       0.00

Weighted-average Number of Common Shares Outstanding
   Basic:                                                   3,809,198         3,531,421         3,809,198         3,435,404
   Diluted:                                                 3,943,845         3,629,818         3,876,522         3,435,404
                                                         ============      ============      ============      ============

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended
                                                                                   June 30
                                                                            2004            2003
                                                                            ----            ----
Cash Flows From Operating Activities
Net Income (Loss)                                                       $   321,333      $    (8,165)
Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operating Activities
    Depreciation and Amortization                                           131,164           94,205
    Amortization of Prepublication Costs                                  1,625,369          894,825
Changes in Assets and Liabilities
    Accounts Receivable                                                  (2,141,531)      (1,332,964)
    Inventory                                                               135,087         (394,721)
    Refundable Income Taxes                                                                  (21,284)
    Prepaid Catalog Expense and Other current assets                         47,186         (108,296)
    Advance Royalties                                                        80,925           54,282
    Equipment Deposits and Other                                             21,726          (16,222)
    Accounts Payable and Accrued Expenses                                   679,655        1,123,474
    Accrued Royalty Payable                                                       -          (61,000)
    Income Taxes Payable or Refundable                                      131,000          (33,965)
                                                                        -----------      -----------
        Net Cash Provided by Operating Activities                         1,031,914          190,169
                                                                        -----------      -----------
Cash Flows From Investing Activities
    Purchases of Equipment                                                 (278,850)        (161,401)
    Expenditures for Intangibles                                             (5,002)               -
    Expenditures for Prepublication Costs                                (3,225,279)      (2,047,613)
                                                                        -----------      -----------
        Net Cash Used in Investing Activities                            (3,509,131)      (2,209,014)
                                                                        -----------      -----------
Cash Flows From Financing Activities
    Net Borrowings Under Line of Credit                                   3,200,776        1,677,959
    Proceeds From Long Term Debt                                            300,836                -
    Proceeds from Exercise of Stock Options                                       -           57,315
    Payments from Notes Payable                                                   -          160,971
    Principal Payments on Long Term Debt                                   (101,092)         (39,044)
    Repurchase of Common Stock                                                    -          (39,152)
                                                                        -----------      -----------
        Net Cash Provided By Financing Activities                         3,400,520        1,818,049
                                                                        -----------      -----------
        Net Increase (Decrease) in Cash and Cash Equivalents                923,303         (200,796)

Cash and Cash Equivalents
    Beginning of Period                                                     426,629          312,470
                                                                        -----------      -----------
    End of Period                                                       $ 1,349,932      $   111,674
                                                                        ===========      ===========
Supplemental Cash Flow Information
    Cash Payments for:
        Interest                                                        $    38,228      $    71,752
        Income Taxes                                                         84,000           35,000
                                                                        ===========      ===========
Supplemental Schedule of Noncash Investing and Financing Activities
  Conversion of Note Payable and Accrued Interest to Common Stock       $         -      $ 1,000,000
                                                                        ===========      ===========

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended June 30, 2004, are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTE 2 - Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon shipment and estimates returns if the right of return exists. The allowances for returns as of June 30, 2004, and December 31, 2003, were $588,000 and $595,000 respectively. These allowances are recorded as a reduction of accounts receivable and revenue.

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

NOTE 4 -  Deferred Prepublication Costs

The activity in deferred prepublication costs and the balances as of June 30, 2004 and 2003, are as follows:

                                         Three Months Ended                  Six Months Ended
                                              June 30                            June 30
                                       2004             2003               2004            2003
                                       ----             ----               ----            ----
Balances, Beginning                 $ 7,596,816      $ 5,120,427      $ 6,960,585      $ 4,596,460
  Prepublication Cost Additions       1,862,024        1,111,605        3,225,279        2,047,613
  Amortization Expense                 (898,345)        (482,784)      (1,625,369)        (894,825)
                                    -----------      -----------      -----------      -----------
Balances, Ending                    $ 8,560,495      $ 5,749,248      $ 8,560,495      $ 5,749,248
                                    ===========      ===========      ===========      ===========

The estimated future amortization expense related to deferred prepublication costs is as follows:

For the remainder of 2004                              $     1,789,000
For the year ended December 31, 2005                         3,488,000
For the year ended December 31, 2006                         2,358,000
For the year ended December 31, 2007                           707,000
For the year ended December 31, 2008                           125,000

NOTE 5 - Stock-Based Compensation

The Company grants options to its employees under its 1998 Stock Option Plan. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost is recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the three and six-month periods ended June 30, 2004 and 2003.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company's net income
(loss) and net income (loss) per basic and diluted common share would have been as indicated below.

                                                                  Three Months Ended                  Six Months Ended
                                                                        June 30                           June 30
                                                                 2004            2003             2004              2003
                                                                 ----            ----             ----              ----
Net Income (Loss), as reported                              $   426,246      $   113,956       $  321,333        $   (8,165)
Deduct total stock-based employee compensation
  expense determined under the fair value-based
  method for all rewards                                        (34,604)         (35,747)         (69,208)          (71,497)
Net Income (Loss), proforma                                 $   391,642      $    78,209       $  252,125        $  (79,662)

Basic Net Income (Loss) per Common Share, as reported       $      0.11      $      0.03       $     0.08        $     0.00
Basic Net Income (Loss) per Common Share, proforma                 0.10             0.02             0.07             (0.02)
Diluted Net Income (Loss) per Common Share, as reported            0.11             0.03             0.08              0.00
Diluted Net Income (Loss) per Common Share, proforma               0.10             0.02             0.07             (0.02)

The above pro forma effects on net loss (loss) and net income (loss) per basic and diluted common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards are generally made each year.

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

SEASONALITY

The seasonality of the College Preparation product line is significantly different than that of the Instruction and Test Preparation product lines. For College Preparation, revenue on a historical basis, by quarter, is approximately as follows: 1st quarter 6%, 2nd quarter 24%, 3rd quarter 61% and 4th quarter 9%. For Instruction and Test Preparation, revenue on a historical basis, by quarter, is approximately as follows: 1st quarter 18%, 2nd quarter 19%, 3rd quarter 30% and 4th quarter 33%.

THREE MONTHS ENDED JUNE 30, 2004 VS. THREE MONTHS ENDED JUNE 30, 2003

Overview

Total net revenue increased 49.4% and product line net revenue increased 50.0% for the second quarter of 2004 compared to the same period in 2003. This increase was led by a 76.0% increase in Test Preparation revenue. Net Income for the three months ended June 30, 2004, was $426,000, representing an increase of $312,000 (or 273.7%) from the same period in the prior year.

                                                                       Three Months Ended
                                                                             June 30
                                                   2004               2003           Variance         % Variance
                                                -----------       ----------        ----------        ----------
Product Line Net Revenue
Test Preparation                                $5,158,000        $2,931,000        $2,227,000           76.0%
College Preparation                              2,615,000         2,184,000           431,000           19.7%
Instruction                                        274,000           251,000            23,000            9.2%
                                                ----------        ----------        ----------          -----
       Total Product Line Net Revenue            8,047,000         5,366,000         2,681,000           50.0%
Shipping and Handling Revenue                      597,000           421,000           176,000           41.8%
                                                ----------        ----------        ----------          -----
              Total Net Revenue                 $8,644,000        $5,787,000        $2,857,000           49.4%
                                                ==========        ==========        ==========          =====
Net Income                                      $  426,000        $  114,000        $  312,000          273.7%


NET REVENUE

Test Preparation

PPG creates and sells print and Internet products for use by schools to help teachers and students prepare for required state proficiency tests, grades 2 -
12. Given the national mandate and funding for the testing of all public school students multiple times throughout their K - 12 education, PPG took the initiative during 2003 of introducing Measuring Up e-Path(TM). Measuring Up e-Path(TM) is an Internet-based system that delivers and scores customized state tests, provides the teacher and students performance reports identifying learning problems and makes data-driven informed instruction possible. Measuring Up e-Path(TM) provides a Personal Prescriptive Path(TM) for individuals as well as groups of students.

Test Preparation product line revenue increased 76.0% to $5,158,000 from the prior year. The revenue growth can be attributed primarily to increased market penetration, the release of new products into existing states, the publication of new product into a new state and, to a lesser extent the release of Measuring Up e-Path(TM). During the second quarter of 2003 the Company had state-specific products published for nine states. In 2004, the Company had state-specific products for ten states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

College Preparation

PPG has exclusive sales and marketing agreements with two major college publishers who do not have school divisions to sell their books into the high school market. The distribution agreements cover all sales made to the K - 12 market including each publisher's college products and certain trade, and professional products. The Company has also entered into additional exclusive and semi-exclusive distribution agreements with several other publishers. In addition, during the fourth quarter of 2003, PPG began developing products for the grades 10 - 12 academic track consisting of honors, college preparation and advanced placement courses that would complement the college publishers' materials. The first of these products were published in July 2004.

College Preparation product line revenue for the second quarter in 2004 was $2,615,000 compared to $2,184,000 during the same period in 2003, representing an increase of 19.7%. The increase is a result of the Company's expanded sales and marketing efforts into the growing private and parochial school markets and the revenue generated from the new distribution agreements as previously discussed. The Company continues to be optimistic about the opportunities for growth in the high school College Preparation market.

Instruction

Instruction products include two sales sources referred to as Student-at-Risk and Multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses nonproprietary products to round out or fill in a full catalog of product offerings for PPG's customers.

The Company has begun to implement a strategy to develop new supplemental products that align with state standards in mathematics, reading, and language arts for grades 2 - 12. In late 2003, an editorial office was opened in Round Rock, Texas and their focus will be to develop and publish supplemental products in more traditional market niches outside test preparation. Essential to this strategy is the market alignment of the Instruction and Test Preparation products so that both product lines are suitable for sale to an identical customer base. We anticipate the first of these new products to be published late in 2004.

Instruction revenue increased 9.2% for the second quarter of 2004 compared to the same period in 2003. The increase is strictly due to timing, as revenue for the six months ended June 30, 2004 was below the prior year results. The Company has shifted its strategic focus away from the Student-at-Risk and Multicultural titles within this product line. The Company has no plans at this time to update any Student-at-Risk or Multicultural backlist titles, and will not seek new title development in these two areas.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $2.4 million in the second quarter of 2003 to $4.0 million for the same period in 2004 and increased as a percentage of revenue from 42.2% in 2003 to 46.1% in 2004. The increase in both dollars and percentage is a result of increased overall revenue and a favorable revenue mix.

Cost of Revenue consists of two components, direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Direct costs decreased from 49.4% of revenue in the second quarter of 2003 to 43.5% in the second quarter of 2004. The fluctuation is due to product mix and improved pricing on purchases. There were no significant fluctuations in royalties, warehousing or shipping costs as a percent of revenue between 2004 and 2003.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products, which include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For the second quarter of 2004, PPG amortized $898,000 of prepublication costs, compared to $482,000 in 2003. In book publishing, prepublication expenditures serve as an important financial indicator of a company's commitment to new product development. For the three months ended June 30, 2004, PPG's prepublication expenditures increased 67.4% and were $1,862,000 compared to $1,112,000 for the same period in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                 Three Months Ended
                                                                      June 30
                                                2004            2003          Variance      % Variance
                                                ----            ----          --------      ----------
Selling, General and Administrative        $  3,250,000    $ 2,227,000     $   1,023,000      45.9%

The marketing and selling expenditures portion of the total increased $765,000 for the three-month period ended June 30, 2004 compared to the same period in the prior year. The fluctuation is due to increases in salaries and headcount, commissions, and marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition. The expense also increased as a percent of revenue from 25.3% to 25.8%. This fluctuation is primarily due to higher third-party commission expense resulting from the 76.0% increase in Test Preparation revenue, which has a higher commission expense than Instruction or College Preparation revenue.

The general and administrative expenditures portion increased by $258,000 from the second quarter of 2003 compared to 2004. This fluctuation is due to increases in salaries and related expenses and computer related expenses to support the Company's growth. In addition, outside consulting expense increased due to the start-up of the new instruction and college preparation products.

SIX MONTHS ENDED JUNE 30, 2004 VS. SIX MONTHS ENDED JUNE 30, 2003

Overview

Total net revenue increased 45.1% and Product Line net revenue increased 45.6% for the first six months of 2004 compared to the same period in 2003. This increase was led by a 62.8%% increase in Test Preparation revenue. Net Income for the six months ended June 30, 2004, was $321,000, representing an increase of $329,000 from the same period in the prior year.

                                                                       Six Months Ended
                                                                            June 30
                                              2004                  2003              Variance           % Variance
                                              ----                  ----              --------           -----------
Product Line Net Revenue
Test Preparation                           $  9,176,000         $  5,636,000        $  3,540,000              62.8%
College Preparation                           3,303,000            2,763,000             540,000              19.5%
Instruction                                     411,000              452,000             (41,000)             (9.1)%
                                           ------------         ------------        ------------              ----
     Total Product Line Net Revenue          12,890,000            8,851,000           4,039,000              45.6%
Shipping and Handling Revenue                   985,000              714,000             271,000              38.0%
                                           ------------         ------------        ------------              ----
           Total Net Revenue               $ 13,875,000         $  9,565,000        $  4,310,000              45.1%
                                           ============         ============        ============              ====

Net Income (Loss)                          $    321,000         $     (8,000)       $    329,000


NET REVENUE

Test Preparation

Test Preparation product line revenue for the six months ended June 30, 2004 increased 62.8% to $9,176,000 from the same period in the prior year. The revenue growth can be attributed primarily to increased market penetration, the release of new products into existing states, the publication of new product into a new state and to a lesser extent the release of Measuring Up e-Path(TM). As of June 30, 2003, the Company had state-specific products published for nine states. In 2004, the Company had state-specific products for ten states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

College Preparation

College Preparation product line revenue for the six months ended June 30, 2004 was $3,303,000 compared to $2,763,000 during the same period in 2003, representing an increase of 19.5%. The increase is a result of the Company's expanded sales and marketing efforts into the growing private and parochial school markets and the revenue generated from the new distribution agreements with several publishers. The Company continues to be optimistic about the opportunities for growth in the high school College Preparation market.

Instruction

Instruction revenue decreased 9.1% for the six months ended June 30, 2004 compared to the same period in 2003. This decrease was anticipated as the Company has shifted its strategic focus away from the Student-at-Risk and Multicultural titles within this product line. The Company has no plans at this time to update any Student-at-Risk or Multicultural backlist titles, and will not seek new title development in these two areas. The Company is investing in new instructional products that align with state standards in mathematics, reading, and language arts for grades 2 - 12. We anticipate the first of these new products to be published late in 2004.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $4.4 million for the six months ended June 30, 2003 to $6.6 million for the same period in 2004, and increased as a percentage of revenue from 45.6% in 2003 to 47.7% in 2004. The increase in dollars is a result of increased overall revenue and a favorable revenue mix.

The direct costs component of Cost of Revenue for the six months ended June 30, 2004 as a percent of revenue was 40.5%, a decrease from the prior year percentage of 45.0%. The fluctuation is due to product mix and improved pricing on purchases. There were no significant fluctuations in royalties, warehousing or shipping costs as a percent of revenue between 2004 and 2003.

For the six months ended June 30, 2004, PPG amortized $1,625,000 of prepublication costs, compared to $895,000 in 2003. In book publishing, prepublication expenditures serve as an important financial indicator of a company's commitment to new product development. For the six months ended June 30, 2004, PPG's prepublication expenditures increased 57.5% and were $3,225,000 compared to $2,048,000 for the same period in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                 Six Months Ended
                                                                     June 30
                                                2004            2003          Variance      % Variance
                                                ----            ----          --------      ----------
Selling, General and Administrative        $  6,033,000    $  4,305,000    $   1,728,000      40.1%

The marketing and selling expenditures portion of the total increased $1,315,000 from the six months ended June 30, 2003 compared to the same period in 2004. The fluctuation is due to increases in salaries and headcount, commissions, and marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition. The expense increased slightly as a percent of revenue from 29.5% to 29.8%, primarily due to revenue mix.

The general and administrative expenditures portion increased by $413,000 for the six months ended June 30, 2004 compared to the same period in 2003. This fluctuation is due to increases in salaries and related expenses and computer related expenses to support the Company's growth. In addition, the Company incurred additional expenses related to the start-up of the new supplemental instruction and college preparation products.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2004, was $1,032,000. Cash was primarily provided by the predepreciation and amortization profitability of the Company. Changes in current assets and liabilities resulted in net cash used of $1,046,000, primarily due to a significant increase in accounts receivable. Accounts receivable increased as a result of the $2.9 million increase in revenue for the three months ended June 30, 2004 compared to the same three months in the prior year, offset in part by increased collections.

Net cash used in investing activities was $3,509,000, consisting primarily of prepublication cost expenditures of $3,225,000, and equipment purchases of $279,000.

Net cash provided by financing activities was $3,401,000 consisting primarily of net borrowings under the Company's line of credit of $3,201,000, and $301,000 from the proceeds from long-term debt to fund increased prepublication costs and equipment purchases.

The Company renewed its $6,500,000 financing arrangement with a financial institution in April 2004. The arrangement includes three separate revolving lines of credit. The arrangement provides for advances up to $4,000,000 over two years, subject to borrowing base restrictions limited to 80 percent of eligible accounts receivable and 35 percent of inventory. The second line of credit is $2,000,000 over two years, while the final $500,000 line of credit is for a one-year period. All three lines of credit bear interest at LIBOR plus 2.25 percent. Total borrowings are secured by substantially all assets of the Company and are subject to certain financial covenants. At June 30, 2004, $2,717,000 was outstanding under this arrangement.

The Company also has an arrangement for a three-year reducing revolver in the amount of $500,000 at an interest rate of LIBOR plus 2.25 percent. At June 30, 2004, $483,000 was outstanding under this arrangement.

A summary of the Company's contractual cash obligations at June 30, 2004, excluding outstanding line of credit balances, is as follows:

                                                                PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS       TOTAL           2004           2005           2006           2007              2008
----------------------------       -----           ----           ----           ----           ----              ----
Capital Leases
(including interest portion)     $  464,000     $  113,000     $  226,000     $  120,000     $    5,000     $        -

Operating Leases                  1,621,000        200,000        399,000        390,000        350,000        282,000
                                 ----------     ----------     ----------     ----------     ----------     ----------
Total                            $2,085,000     $  313,000     $  625,000     $  510,000     $  355,000     $  282,000
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

Allowance for Doubtful Accounts

The Company provides credit to its customers on a customer-by-customer basis. The Company reviews the accounts receivable aging on a monthly basis along with historical loss experience to estimate its allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 is believed to be adequate for any exposure to loss at June 30, 2004.

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $209,000 at June 30, 2004, is believed to be adequate to cover inventory loss exposure.

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

There have been no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the six months ended June 30, 2004, the Company did not repurchase any of its equity securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 13, 2004, the Company held its Annual Meeting of Stockholders. At the meeting, the following persons were elected to the Company's Board of
Directors:

                                               Votes         Votes
                                                For         Against
Brian Beckwith                               2,853,419      16,631
John Bergstrom                               2,853,419      16,631
Richard Casabonne                            2,870,027          23
Anton Christianson                           2,853,419      16,631
James Dolan                                  2,853,419      16,631
Diane Miller                                 2,853,419      16,631
James Peoples                                2,853,419      16,631

The appointment of the Company's auditors, McGladrey & Pullen LLP was ratified by stockholders, with 2,853,260 votes for; 16,680 votes against; 110 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 10.1: Amendment to Employment Agreement between the Company and Brian T. Beckwith, dated July 30, 2004.

Exhibit 10.2: Second Amended and Restated Employment Agreement between the Company and Matti Prima, dated July 1, 2004.

Exhibit 31.1 CEO Certification pursuant to Rule 15d-14(a).

Exhibit 31.2 CFO Certification pursuant to Rule 15d-14(a).

Exhibit 32.1 CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32.2 CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K. On April 4, 2004, the Company furnished a Current Report on Form 8-K under Item 9 providing the text of the letter to shareholders used in conjunction with its annual report for fiscal 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August 12, 2004                    PEOPLES EDUCATIONAL HOLDINGS, INC.

                                              By: /s/ Brian T. Beckwith
                                              ----------------------------------
                                              Brian T. Beckwith, President and
                                              Chief Executive Officer

                                 EXHIBIT INDEX

(a) Exhibits:

Exhibit 10.1 Amendment to Employment Agreement between the Company and Brian T. Beckwith, dated July 30, 2004.

Exhibit 10.2 Second Amended and Restated Employment Agreement between the Company and Matti Prima, dated July 1, 2004.

Exhibit 31.1  CEO Certification pursuant to Rule 15d-14(a).

Exhibit 31.2  CFO Certification pursuant to Rule 15d-14(a).

Exhibit 32.1 CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32.2 CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.