Form 10QSB
period 2004-09-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2004-11-12
CIK 729156

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the transition period from ____________ to ____________.

                          Commission File No. 000-50916

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


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,809,198 shares of Common Stock (par value $0.02 per share) outstanding on November 12, 2004.

         Transitional Small Business Disclosure Format (check one):
Yes [   ]    No [ X ]


================================================================================

ITEM 1. FINANCIAL STATEMENTS
PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                              September 30, 2004    December 31, 2003
                                                             ---------------------  -------------------
ASSETS

Current Assets

Cash and Cash Equivalents                                           $     272,993        $     426,629
Accounts Receivable Net of Allowance for Doubtful Accounts
  of $40,000 and Allowance for Returns                                  5,145,508            1,760,593
Inventory                                                               1,143,542            1,101,841
Advance Royalties                                                          44,466              157,054
Prepaid Catalog Expenses and Other Current Assets                         210,684              201,902
Deferred Income Taxes                                                     154,000              154,000
                                                             ---------------------  -------------------
     Total Current Assets                                               6,971,193            3,802,019
                                                             ---------------------  -------------------
Equipment - At Cost, Less Accumulated Depreciation
  of $864,000 in 2004 and $657,000 in 2003                                812,868              690,860
                                                             ---------------------  -------------------
Other Assets

Deferred Prepublication Costs, net                                      9,968,281            6,960,585
Intangible Assets, Net                                                     45,165               36,006
Deposits and Other                                                         42,146               42,517
                                                             ---------------------  -------------------
     Total Other Assets                                                10,055,592            7,039,108
                                                             ---------------------  -------------------

Total Assets                                                       $   17,839,653       $   11,531,987
                                                             =====================  ===================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                              September 30, 2004     December 31, 2003
                                                             ---------------------  -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current Maturities of Long Term Debt                                $     202,895         $     86,998
Accounts Payable                                                        6,760,631            3,209,138
Accrued Expenses                                                          744,922              801,633
Income Taxes Payable                                                      707,774               95,874
                                                             ---------------------  -------------------
     Total Current Liabilities                                          8,416,222            4,193,643
                                                             ---------------------  -------------------

Long Term Debt, less current maturities                                   714,556              120,545
Deferred Income Taxes                                                      77,000               77,000
                                                             ---------------------  -------------------
Total Liabilities                                                       9,207,778            4,391,188
                                                             ---------------------  -------------------

Stockholders' Equity

Common stock, $0.02 par value; authorized 8,500,000
shares; issued and outstanding 3,809,198 in 2004 and 2003                  76,184               76,184
Additional Paid In Capital                                              4,796,829            4,796,829
Retained Earnings                                                       3,758,862            2,267,786
                                                             ---------------------  -------------------
Total Stockholders' Equity                                              8,631,875            7,140,799
                                                             ---------------------  -------------------
Total Liabilities and Stockholders' Equity                         $   17,839,653       $   11,531,987
                                                             =====================  ===================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30                   September 30
                                                                  2004          2003             2004          2003
                                                             -----------------------------  -----------------------------

Net Revenue                                                    $ 12,416,906  $ 11,510,842     $ 26,291,238  $ 21,075,536

Cost of Revenue:
     Direct Costs                                                 6,077,504     6,316,730       11,701,590    10,627,274
     Prepublication Cost Amortization                               909,654       569,425        2,535,023     1,464,250
                                                             -----------------------------  -----------------------------
     Total                                                        6,987,158     6,886,155       14,236,613    12,091,524

Gross Profit                                                      5,429,748     4,624,687       12,054,625     8,984,012

Selling, General and Administrative Expenses                      3,489,813     2,984,632        9,522,459     7,285,820
                                                             -----------------------------  -----------------------------

Income from Operations                                            1,939,935     1,640,055        2,532,166     1,698,192

Other Expense                                                         2,916             -           21,586             -

Interest Expense                                                     30,276        24,984           68,504        96,736
                                                             -----------------------------  -----------------------------

Income Before Income Taxes                                        1,906,743     1,615,071        2,442,076     1,601,456

Federal and State Income Tax Expense                                737,000       646,050          951,000       640,600
                                                             -----------------------------  -----------------------------

Net Income                                                      $ 1,169,743    $  969,021      $ 1,491,076    $  960,856
                                                             =============================  =============================

Net Income per Common Share
  Basic:                                                          $    0.31     $    0.27        $    0.39     $    0.28
  Diluted:                                                        $    0.30     $    0.26        $    0.38     $    0.27

Weighted-average Number of Common Shares Outstanding
  Basic:                                                          3,809,198     3,531,421        3,809,198     3,467,409
  Diluted:                                                        3,943,845     3,666,068        3,898,963     3,557,219
                                                             =============================  =============================

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30
                                                                        2004            2003
                                                                    --------------  --------------
Cash Flows From Operating Activities
Net Income                                                             $1,491,076       $ 960,856
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Depreciation and Amortization                                         208,341         132,635
    Amortization of Prepublication Costs                                2,535,023       1,464,250
Changes in Assets and Liabilities
    Accounts Receivable                                                (3,384,915)     (3,484,104)
    Inventory                                                             (41,701)       (261,690)
    Prepaid Catalog Expense and Other current assets                       (8,782)       (170,852)
    Advance Royalties                                                     112,588         101,850
    Equipment Deposits and Other                                              371         (36,894)
    Accounts Payable and Accrued Expenses                               3,494,782       6,293,107
    Accrued Royalty Payable                                                     -         (61,000)
    Income Taxes Payable                                                  611,900         590,591
                                                                    --------------  --------------
        Net Cash Provided by Operating Activities                       5,018,683       5,528,749
                                                                    --------------  --------------
Cash Flows From Investing Activities
    Purchases of Equipment                                               (329,357)       (286,699)
    Expenditures for Intangibles                                          (10,151)        (33,518)
    Expenditures for Prepublication Costs                              (5,542,719)     (3,144,603)
                                                                    --------------  --------------
        Net Cash Used in Investing Activities                          (5,882,227)     (3,464,820)
                                                                    --------------  --------------
Cash Flows From Financing Activities
    Net Borrowings (Payments) Under Line of Credit                        558,010        (600,000)
    Proceeds From Long Term Debt                                          300,836               -
    Proceeds from Exercise of Stock Options                                     -          57,315
    Payments Received on Notes Receivable                                       -         160,971
    Principal Payments on Long Term Debt                                 (148,938)        (58,714)
    Repurchase of Common Stock                                                  -         (39,152)
                                                                    --------------  --------------
        Net Cash Provided By (Used in) Financing Activities               709,908        (479,580)
                                                                    --------------  --------------
        Net Increase (Decrease) in Cash and Cash Equivalents             (153,636)      1,584,349

Cash and Cash Equivalents
    Beginning of Period                                                   426,629         312,470
                                                                    --------------  --------------
    End of Period                                                       $ 272,993     $ 1,896,819
                                                                    ==============  ==============

Supplemental Cash Flow Information
    Cash Payments for:
        Interest                                                        $  68,504     $    96,736
        Income Taxes                                                      340,500          50,009
                                                                    ==============  ==============

Peoples Educational Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-QSB and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended September 30, 2004, are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTE 2 - Revenue Recognition and Accounts Receivable
The Company recognizes revenue upon shipment and estimates returns if the right of return exists. The allowances for returns as of September 30, 2004, and December 31, 2003, were $707,000 and $595,000 respectively. These allowances are recorded as a reduction of accounts receivable and revenue.

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

NOTE 4 - Deferred Prepublication Costs
The activity in deferred prepublication costs and the balances as of September 30, 2004 and 2003, are as follows:

                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                             2004           2003               2004            2003
                                       --------------------------------   --------------------------------
Balances, Beginning                    $  8,560,495    $  5,749,248       $  6,960,585   $  4,596,460
  Prepublication Cost Additions           2,317,440       1,096,990          5,542,719      3,144,603
  Amortization Expense                     (909,654)       (569,425)        (2,535,023)    (1,464,250)
                                       --------------------------------   --------------------------------
Balances, Ending                       $  9,968,281    $  6,276,813       $  9,968,281   $  6,276,813
                                       ================================   ================================


The estimated future amortization expense related to deferred prepublication costs is as follows:

For the remainder of 2004                              $        827,000
For the year ended December 31, 2005                          4,328,000
For the year ended December 31, 2006                          3,201,000
For the year ended December 31, 2007                          1,612,000

NOTE 5 - Stock-Based Compensation
The Company grants options to its employees under its 1998 Stock Option Plan. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost is recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the three and nine-month periods ended September 30, 2004 and 2003.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company's net income and net income per basic and diluted common share would have been as indicated below.

                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30                       September 30
                                                                       2004           2003               2004             2003
                                                                  ------------------------------   ---------------------------------
Net Income, as reported                                           $  1,169,743     $  969,021      $   1,491,076     $    960,856
Deduct total stock-based employee compensation
  expense determined under the fair value-based
  method for all rewards                                               (35,104)       (35,747)          (105,313)        (107,241)
                                                                  ------------------------------   ---------------------------------
Net Income, proforma                                              $  1,134,639     $  933,274      $   1,385,763     $    853,615
                                                                  ==============================   =================================
Basic Net Income  per Common Share, as reported                   $       0.31     $     0.27      $        0.39     $       0.28
Basic Net Income  per Common Share, proforma                              0.30           0.26               0.36             0.25
Diluted Net Income  per Common Share, as reported                         0.30           0.26               0.38             0.27
Diluted Net Income  per Common Share, proforma                            0.29           0.25               0.36             0.24



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

SEASONALITY

The seasonality of the College Preparation product line is significantly different than that of the Instruction and Test Preparation product lines. For College Preparation, revenue on a historical basis, by quarter, is approximately as follows: 1st quarter 6%, 2nd quarter 24%, 3rd quarter 61% and 4th quarter 9%. For Instruction and Test Preparation combined, revenue on a historical basis, by quarter, is approximately as follows: 1st quarter 18%, 2nd quarter 19%, 3rd quarter 30% and 4th quarter 33%.

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003


Overview

Total net revenue increased 7.9% for the third quarter of 2004 compared to the same period in 2003. This increase was led by a 22.7% increase in Test Preparation revenue. Net Income for the three months ended September 30, 2004, was $1,170,000, representing an increase of $201,000 (20.7%) from the same period in 2003.


                                                               Three Months Ended
                                                                  September 30
                                               2004            2003           Variance       % Variance
                                        ------------------------------------------------------------------
Net Revenue
Test Preparation                         $   5,839,000     $  4,758,000      $ 1,081,000            22.7%
College Preparation                          6,351,000        6,216,000          135,000             2.2%
Instruction                                    227,000          537,000         (310,000)          (57.7%)
                                        ------------------------------------------------------------------
          Total Net Revenue              $  12,417,000     $ 11,511,000      $   906,000             7.9%
                                        ==================================================================
Net Income                               $   1,170,000     $    969,000      $   201,000            20.7%


NET REVENUE

Test Preparation

PPG creates and sells print and Internet products, for use by schools, to help teachers and students prepare for required state proficiency tests, grades
2-12. Given the national mandate and funding for the testing of all public school students multiple times throughout their K-12 education, PPG took the initiative during 2003 of introducing Measuring Up e-Path(TM). Measuring Up e-Path(TM) is an Internet-based system that delivers and scores customized state tests, provides the teacher and students with performance reports that identify learning problems, and makes data-driven informed instruction possible. Measuring Up e-Path(TM) provides a Personal Prescriptive Path(TM) for individuals as well as groups of students.

Test Preparation product line revenue increased 22.7% to $5.8 million from the prior year. The revenue growth can be attributed primarily to increased market penetration, the release of new product into existing states, and to a lesser extent, the publication of new product into a new state and the release of Measuring Up e-Path(TM). During the third quarter of 2003 the Company had state-specific products published for nine states. In 2004, the Company had state-specific products for ten states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

College Preparation

PPG has exclusive sales and marketing agreements with two major college publishers who do not have school divisions to sell their books into the high school market. The distribution agreements cover all sales made to the K-12 market including each publisher's college products and certain trade and professional products. The Company has entered into additional exclusive and semi-exclusive distribution agreements with several other publishers. The Company has also created a publishing program to produce proprietary college preparation supplements and ancillary materials. The first of these products was published late in the third quarter of 2004. These products will not compete with any existing publisher agreements and will be crafted as supplements to help teachers and students with their college preparation studies.

College Preparation product line revenue for the third quarter of 2004 was relatively flat compared to the prior year, increasing 2.2% from $6.2 million to $6.4 million. The lower percentage increase for the quarter is primarily due to timing, as the nine-month revenue in this line for 2004 is 8.0% higher than the same period in 2003. The Company is continuing to expand its sales and marketing efforts into the growing private and parochial school markets. The Company continues to be optimistic about the opportunities for growth in the high school College Preparation market.


Instruction

Instruction products include two sales sources referred to as Student-at-Risk and Multicultural. Both include a mix of proprietary and nonproprietary titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses nonproprietary products to round out or fill in a full catalog of product offerings for PPG's customers.

The Company has begun to implement a strategy to develop new supplemental products that align with state standards in mathematics, reading, and language arts for grades 2-12. In late 2003, an editorial office was opened in Austin, Texas to develop and publish supplemental products in more traditional market niches outside test preparation. Essential to this strategy is the market alignment of the Instruction and Test Preparation products so that both product lines are suitable for sale to an identical customer base. The Company published the first of these new products early in the fourth quarter of 2004.

Instruction revenue decreased from $537,000 for the three months ended September 30, 2003 to $227,000 for the same period in 2004. A decrease in revenue for this product line was anticipated as the Company has shifted its strategic focus away from the Student-at-Risk and Multicultural titles within this product line. The Company has no plans at this time to update any Student-at-Risk or Multicultural backlist titles, and will not seek new title development in these two areas.


GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $4.6 million in the third quarter of 2003 to $5.4 million for the same period in 2004 and increased as a percentage of revenue from 40.2% in 2003 to 43.7% in 2004. The increase in both dollars and percentage is a result of increased overall revenue and a favorable revenue mix.

Cost of Revenue consists of two components, direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Direct costs decreased from 54.9% of revenue in the third quarter of 2003 to 48.9% in the third quarter of 2004. The fluctuation is due to product mix and improved pricing on product costs. There were no significant fluctuations in royalties, warehousing or shipping costs as a percent of revenue between 2004 and 2003.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products, which include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three-year period beginning on the in-stock date of new and revised products. PPG believes its policy for a three-year amortization schedule is conservative and in line with industry practice. For the third quarter of 2004, PPG amortized $910,000 of prepublication costs, compared to $569,000 in 2003. In book publishing, prepublication expenditures serve as an important financial indicator of a company's commitment to new product development. For the three months ended September 30, 2004, PPG's prepublication expenditures increased to $2.3 million, from $1.1 million for the same period in 2003, an increase of over 109%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                Three Months Ended
                                                                   September 30
                                                2004            2003          Variance      % Variance
                                          ---------------------------------------------------------------
Selling, General and Administrative        $  3,490,000    $  2,985,000    $     505,000      16.9%


The marketing and selling expenditures portion of the total increased $159,000 for the three-month period ended September 30, 2004 compared to the same period in the prior year. The fluctuation is primarily due to increased commission and incentive expense due to increased revenue.

The general and administrative expenditures portion increased by $346,000 from the third quarter of 2003 compared to 2004. This fluctuation is due to increases in salaries and related expenses as a result of increased headcount and increases for existing staff, and computer and depreciation expense as a result of the Company's growth. In addition, outside consulting expenses increased due to the start-up of the new instruction and college preparation product lines.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED SEPTEMBER 30, 2003


Overview

Total net revenue increased 24.7% for the first nine months of 2004 compared to the same period in 2003. This increase was led by a 44.6% increase in Test Preparation revenue. Net Income for the nine months ended September 30, 2004, was $1,491,000, which represents a 55.2% increase over the same period in 2003.

                                                                Nine Months Ended
                                                                  September 30
                                               2004            2003           Variance       % Variance
                                        ------------------------------------------------------------------
Net Revenue
Test Preparation                         $  15,693,000     $10,853,000       $ 4,840,000          44.6%
College Preparation                          9,929,000       9,196,000           733,000           8.0%
Instruction                                    669,000       1,027,000          (358,000)        (34.9%)
                                        ------------------------------------------------------------------
                Total                    $  26,291,000     $21,076,000       $ 5,215,000          24.7%
                                        ==================================================================
Net Income                               $   1,491,000     $   961,000       $   530,000          55.2%


NET REVENUE

Test Preparation

Test Preparation product line revenue for the nine months ended September 30, 2004 increased 44.6% to $15.7 million from $10.9 million from the same period in the prior year. The revenue growth can be attributed primarily to increased market penetration, the release of new product into existing states, and to a lesser extent, the publication of new product into a new state and the release of Measuring Up e-Path(TM). As of September 30, 2003, the Company had state-specific products published for nine states. In 2004, the Company had state-specific products for ten states. All Test Preparation products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

College Preparation

College Preparation product line revenue for the nine months ended September 30, 2004 was $9.9 million compared to $9.2 million during the same period in 2003, representing an increase of 8.0%. The increase is a result of the Company's expanded sales and marketing efforts into the growing private and parochial school markets, and the revenue generated from the new distribution agreements with several publishers. The Company continues to be optimistic about the opportunities for growth in the high school College Preparation market.

Instruction

Instruction revenue decreased 34.9% for the nine months ended September 30, 2004 compared to the same period in 2003. A decrease in revenue for this product line was anticipated as the Company has shifted its strategic focus away from the Student-at-Risk and Multicultural titles within this product line. The Company has no plans at this time to update any Student-at-Risk or Multicultural backlist titles, and will not seek new title development in these two areas. The Company is investing in new instructional products that align with state standards in mathematics, reading, and language arts for grades 2-12. The Company published the first of these new products early in the fourth quarter of 2004.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $9.0 million for the nine months ended September 30, 2003 to $12.1 million for the same period in 2004, and increased as a percentage of revenue from 42.6% in 2003 to 45.9% in 2004. The increase in dollars and percentage is a result of increased overall revenue and a favorable revenue mix.

The direct costs component of Cost of Revenue for the nine months ended September 30, 2004 as a percent of revenue was 44.5%, a decrease from the prior year percentage of 50.4%. The fluctuation is due to product mix and improved pricing on purchases. There were no significant fluctuations in royalties, warehousing or shipping costs as a percent of revenue between 2004 and 2003.

For the nine months ended September 30, 2004, PPG amortized $2.5 million of prepublication costs, compared to $1.5 million in 2003. In book publishing, prepublication expenditures serve as an important financial indicator of a company's commitment to new product development. For the nine months ended September 30, 2004, PPG's prepublication expenditures increased 77.4% and were $5.5 million compared to $3.1 million for the same period in 2003.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                Nine Months Ended
                                                                   September 30
                                                2004            2003          Variance      % Variance
                                          ---------------------------------------------------------------
Selling, General and Administrative        $  9,522,000    $  7,286,000    $   2,236,000      30.7%


The marketing and selling expenditures portion of the total increased $1,474,000, from the nine months ended September 30, 2003 compared to the same period in 2004. The fluctuation is primarily due to higher commission expense, as a result of increased Test Preparation revenue and to higher marketing expenses relating to the Company's increased revenue, market penetration, and brand recognition. The expense increased as a percent of revenue from 23.2% to 24.2%, primarily due to revenue mix.

The general and administrative expenditures portion of the total increased by $762,000 for the nine months ended September 30, 2004 compared to the same period in 2003. This fluctuation is due to increases in salaries and related expenses as a result of increased headcount and increases for existing staff, and computer and depreciation expense as a result of the Company's growth. In addition, the Company incurred additional expenses related to the start-up of the new supplemental instruction and college preparation products.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2004, was $5,019,000. Cash was primarily provided by the predepreciation and amortization profitability of the Company. Changes in current assets and liabilities resulted in net cash provided of $784,000, primarily due to significant increases in accounts payable and income taxes payable, partially offset by an increase in accounts receivable.

Accounts receivable and accounts payable increased $3.4 million and $3.5 million, respectively due to the cyclical nature of the Company's revenue cycle. This type of increase is consistent with prior years.

Net cash used in investing activities was $5.9 million, consisting primarily of prepublication cost expenditures of $5.5 million, and equipment purchases of $329,000.

Net cash provided by financing activities was $710,000, consisting primarily of net borrowings under the Company's line of credit of $558,000, proceeds from long-term debt to fund increased prepublication costs and equipment purchases of $301,000, offset by principal payments on long-term debt of $149,000.

The Company renewed its $6,500,000 financing arrangement with a financial institution in April 2004. The arrangement includes three separate revolving lines of credit. The arrangement provides for advances up to $4,000,000 over two years, subject to borrowing base restrictions limited to 80 percent of eligible accounts receivable and 35 percent of inventory. The second line of credit is $2,000,000 over two years, while the final $500,000 line of credit is for a one-year period. All three lines of credit bear interest at LIBOR plus 2.25 percent. Total borrowings are secured by substantially all assets of the Company and are subject to certain financial covenants. At September 30, 2004, $558,000 was outstanding under this arrangement.

The Company also has an arrangement for a three-year reducing revolver in the amount of $500,000 at an interest rate of LIBOR plus 2.25 percent. There was no balance outstanding under this arrangement at September 30, 2004.

A summary of the Company's contractual cash obligations at September 30, 2004, excluding outstanding line of credit balances, is as follows:

                                                             PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS           TOTAL         2004        2005        2006         2007        2008
---------------------------------------------------------------------------------------------------------------
Capital Leases
(including interest portion)        $   646,000  $   70,000   $ 306,000   $ 199,000    $  71,000   $        -

Operating Leases                      1,521,000     100,000     399,000     390,000      350,000      282,000
                                   ----------------------------------------------------------------------------
Total                               $ 2,167,000   $ 170,000   $ 705,000   $ 589,000    $ 421,000   $  282,000
                                   ============================================================================

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

Allowance for Doubtful Accounts
The Company provides credit to its customers on a customer-by-customer basis. The Company reviews the accounts receivable aging on a monthly basis along with historical loss experience to estimate its allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 is believed to be adequate for any exposure to loss at September 30, 2004.

Allowance for Excess and Slow-Moving Inventory
The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $217,000 at September 30, 2004, is believed to be adequate to cover inventory loss exposure.

ITEM 3.           CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act") as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, the Company did not repurchase any of its equity securities.



ITEM 6.           EXHIBITS


Exhibit 31.1      CEO Certification pursuant to Rule 13a-14(a).

Exhibit 31.2      CFO Certification pursuant to Rule 13a-14(a).

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

Dated:     November 12, 2004                  PEOPLES EDUCATIONAL HOLDINGS, INC.


                                              By: /s/ Brian T. Beckwith
                                                  ------------------------------
                                                  Brian T. Beckwith, President
                                                  and Chief Executive Officer