Form 10KSB
period 2004-12-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2005-03-25
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                          COMMISSION FILE NO. 000-50916

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.02 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $32,487,170

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the average of the bid and asked price of such common equity on March 11, 2005, was $1,246,263.

The number of shares outstanding of the issuer's common stock on March 11, 2005 was 3,809,198.

Documents incorporated by reference: NONE.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I
   Item 1.    DESCRIPTION OF BUSINESS                                       1
   Item 2.    DESCRIPTION OF PROPERTY                                       6
   Item 3.    LEGAL PROCEEDINGS                                             6
   Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           6

PART II
   Item 5.    MARKET FOR COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                                   6
   Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATIONS                                            7
   Item 7.    FINANCIAL STATEMENTS                                         12
   Item 8.    CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE
   Item 8A.   CONTROLS AND PROCEDURES                                      12
   Item 8B    OTHER INFORMATION                                            12

PART III
   Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT                            13
   Item 10.   EXECUTIVE COMPENSATION                                       16
   Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
              MATTERS                                                      19
   Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               20
   Item 13.   EXHIBITS                                                     21
   Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                       22

SIGNATURES                                                                 23

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW AND COMPANY HISTORY

The Peoples Publishing Group, Inc. ("PPG") publishes, distributes, and markets supplementary books, technology, classroom assessment, and professional development materials for the K-12 market. Supplemental instructional materials come in many forms including print, electronic, and instructional software. As used here, the term supplemental refers to all instructional materials other than school supplies and basal textbooks. Teachers use supplemental materials to enhance or enrich textbooks and to provide different approaches to help students learn. Supplementary educational materials are predominantly soft cover books that can be sold efficiently through catalogs, direct mail, inside sales, and sales representatives to the schools.

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

PPG develops and sells its own proprietary products and distributes other publishers' products. PPG's current proprietary product line consists of supplementary educational materials in four market niches:

     - Test Preparation and Assessment: PPG creates and sells print and Internet materials for use by schools to help prepare students for required state proficiency tests, grades 2-12.

     - College Preparation: PPG has the exclusive high school distribution rights for college textbooks, and related instruction materials published by two major college publishers. In 2004, the Company began publishing proprietary supplemental products for the college prep market with the release of six proprietary products and expanded its distribution efforts by adding four new clients.

     - Instruction: PPG develops and distributes remedial and multicultural texts and related materials that focus on remedial instruction and multicultural education. The Company published its first standards-based reading, mathematics, and language arts supplemental materials for this market niche in late 2004.

     - Professional Development: In late December 2004, the Highly Qualified Teacher or HQT(TM) group released the Company's first print based professional development product. These HQT(TM) modules meet the No Child Left Behind Act's requirements that professional development should meet state content and highly qualified teacher standards. Along with proprietary publishing, the Company has a nonexclusive agreement with the largest and most prestigious professional development association.

The Company and PPG are located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is (201) 712-0090; the website is www.peoplespublishing.com. The contents of the Company's website are not part of, or incorporated into, this report.

INDUSTRY BACKGROUND

School Enrollment

The National Center for Education Statistics ("NCES") forecasts record public school enrollment through 2013. The projected fall 2004 public school enrollment of 48.2 million students sets a high point and new records are expected every year through 2013. Public school pre-kindergarten through Grade 8 is projected to decline slowly between 2003 and 2005, and then rise so that the fall 2013 enrollment is 5% higher than the 2003 enrollment. Public secondary schools grades 9 through 12 are expected to increase through 2007 and then decrease. Rising immigration and the baby boom echo that began in the mid-1970s and peaked in 1990 are boosting school enrollments. As school enrollment continues to grow, schools require additional funds to hire and train teachers, build schools, and purchase instructional materials.

NCES has projected 2004 K-12 private school enrollment at 6.1 million students. Private school enrollments will remain flat between 2004 and 2008.

Educational Funding

The K-12 instructional materials industry experienced a 10.8% annual compound growth rate for the period 1995-2001. In 2002-2004 the lingering impact of a poor economy had a significant impact on spending, resulting in an annual compound growth rate of 0.8%. During the three-year period when the industry growth was only 0.8%, PPG produced a 24.0% annual compound growth.

The relationship between state and local school funding has been shifting over the last 30 years with local funding decreasing to 42.0% and state funding rising to 50.0%. Federal funds for school have grown to 8.0%. In fiscal year 2004, state finances began to improve as revenues exceeded projections. After two years of unprecedented, nearly zero growth, state expenditures in fiscal year 2004 increased 3.0% and the 2005 estimate is for 4.5%. As an example of the improved fiscal environment, three states estimated negative 2005 fiscal year growth rates down from 21 states in fiscal 2003. The improvement in state revenue and expenditures is an encouraging sign for the schools and the instructional material industry.

In 2002, the Congress passed and the President signed the revised Elementary and Secondary Education Act (ESEA). The 2002 ESEA, also called the "No Child Left Behind Act," (NCLB) provided the largest dollar increase ever in federal funding for education. In 2001, the federal education expenditure on programs covered by the prior ESEA was $14.8 billion. In 2004, ESEA spending increased 64% to $24.3 billion. Federal funds flow to hundreds of school programs most of which have only a small impact on the purchase of instructional materials.

Under NCLB, the states have revised their assessment programs to comply with the new federal mandates requiring states to administer reading and mathematics tests to all students in grades 3-8 by 2005-2006. NCLB also requires that states test at least once in grades 10-12 in reading and mathematics. Also by 2007-2008, the states will be required to test science at least once in grades 3-5, 6-9, and 10-12. States that fail to meet the new testing requirements stand to lose federal funding and assistance. The new legislation has impacted every public school in the country. Standards-based products like those created by PPG, play an important role in preparing students for the new tests. The current accountability and pressure to prepare students for the state tests is a primary driver of funding for test preparation, assessment, and professional development.

Supplementary Materials Market

PPG operates in the $2.8-$3.0 billion supplementary materials market, which is a subset of the larger instructional materials markets. All PPG products are considered supplementary materials. According to the Association of Educational Publishers, (AEP), supplemental materials sales increased 4.6% in 2002 and 3.8% in 2003. A short list of supplementary materials includes consumable workbooks, instructional software, teacher resource materials, professional development, manipulatives, and assessment products.

Test Preparation and Assessment Market

The accountability pressure created by high stake testing ignited the market demand for quality test preparation and classroom assessment materials. A recent survey of the K-12 assessment market by Education Market Research reported that 90.0% of the respondents use test preparation materials and that virtually all respondents maintain that these products definitely improve student test scores. Educators obtain test preparation materials from the state, school districts, and publishers. The Company believes that test preparation and assessment materials are among the fastest growing niches in the supplementary materials market. As such, schools and school districts are expected to aggressively purchase these materials.

College Preparation Market

College Preparation materials, which are largely supplemental materials, are used in high school advanced placement, honors, and college prep courses. Several factors support optimistic funding predictions for the growth of college prep instruction materials including the increased emphasis on state standards, accountability, testing, competitive college entrance requirements, and an annual double-digit growth in the number of students taking the Advance Placement(R) examinations. According to the College Board, 1,101,802 students took Advanced Placement(R) courses in 2004. From school year 2001 to school year 2004, the number of Advanced Placement(R) students increased by 31.1%. High scores on the Advanced Placement(R) examination add to a school's prestige and recognition as a quality school. As a result, most colleges and universities in the United States, as well as in 30 countries, recognize AP(R) exam results in the admission process as a sign of a student's ability to succeed in rigorous curricula.

In the proposed fiscal year 2006 President's budget, $1.5 billion in new funds has been identified to extend high school testing and accountability. The administration is proposing to increase high school assessment from one year to all four years by adding high stake test requirements in grades 9 through 11 and requiring students to take the National Assessment of Educational Progress test in their senior year. If implemented, the changes would start in 2009-2010. The administration's budget also includes $51.5 million in funding, a $28.0 million increase, for Advanced Placement(R) courses. How all of this will work out in the congressional budget deliberations is unknown, but what is significant is that, in addition to the President's agenda to introduce academic rigor into U.S. high schools, other voices such as state governors and the College Board are supporting similar proposals. The emerging interest can only be considered as a positive for publishers focused on the high school Advanced Placement(R), honors, and college preparation market.

Professional Development Market

NCLB places a major emphasis on teacher quality as a significant factor in increasing student achievement and requires that all teachers must be highly qualified in the core academic subjects they teach by 2005-2006. The law provides local school districts and states the opportunity to define minimum content knowledge and teaching skills for highly qualified teachers as long as states define highly qualified requirements consistent with NCLB.

School districts utilize a considerable portion, 60% or more, of professional development funding to pay salaries for mentors, coaches, and professional development staff, and to provide substitute teachers for teachers in training. However, industry sources estimate that $800.0 million is spent annually on outside consultants, materials (books, videos, journals), for profit professional development companies, and conference registration (not including travel expenses).

Under NCLB, Title II Part A provided $2.93 billion to improve the quality of teaching and learning in 2004. This initiative advocates the alignment of school curricula with state standards and the integration of technology into the classroom. Title II also supports school district efforts to conduct higher order professional development training.

Instruction Market

The instruction market is the print portion, often softcover consumable books, of the larger supplemental materials market. Supplemental instruction materials are used by teachers to address a wide-range of student abilities and learning requirements. Teachers feel comfortable using instruction products and value the flexibility and breadth of available materials to challenge, enrich, expand or remediate student learning. Supplemental instruction materials are often chosen over textbooks as less expensive or more effective teaching alternatives.

The NCLB assessment requirements have produced a powerful record and growing understanding of student achievement and learning requirements. School report cards are available to the public and administrators and teachers are under increasing pressure to meet "adequate yearly progress" (AYPS). We fully expect that educators will increasingly turn to supplemental instruction to address NCLB requirements and that quality products will be in demand.

PRODUCTS

PPG develops and sells proprietary products and distributes other publishers products including books, videos, software, and Internet materials. The Company's products consist of supplementary materials in four distinct market niches.

Test Preparation and Assessment

PPG creates and sells print and Internet materials targeted to grades 2-12, to help students prepare for state proficiency tests. The Measuring Up(R) Test Preparation and assessment print products are sold in 11 states. Measuring Up(R) is positioned as standards based, state customized instruction and classroom assessment, designed to be an integral part of a school's instructional program throughout the school year.

In 2004, the Company introduced Measuring Up e-Path(TM), an Internet assessment product in one state. E-Path, developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. E-Path delivers a detailed prescriptive instructional path for individual students tied into PPG's rapidly expanding instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child's strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path(TM) for remediation. The assessment data can be aggregated, using NCLB compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.

In the fall of 2004, PPG introduced into three states a new test preparation product in language arts, (Step Up to Success). This new product is positioned to fill a market niche for schools looking for pretest refresher materials, as well as products for after school and summer programs. Revenue from the Test Preparation and Assessment product line represented 63.4% of the Company's total 2004 revenue.

Instruction

Historically, PPG had developed and distributed remedial and multicultural texts and related materials that focus on remedial instruction and multicultural education. PPG is not investing in any new development for these legacy products and is currently selling from its backlist for these titles. Late in 2003, the Company installed a highly experienced editorial team in Austin, Texas. This group develops standards-based reading, mathematics and language arts supplemental materials for this market niche. The first products from this group were published late in the fall of 2004. Revenue from the Instruction product line represented 2.5% of the Company's 2004 total revenue.

College Preparation

PPG has the exclusive high school distribution rights for college textbooks, and related instruction materials published by two major college publishers. The texts are sold to senior high schools for honors, college preparation, and Advanced Placement(R) courses. In 2004, the Company began publishing proprietary supplemental product for the college preparation market with the release of six proprietary products and expanded its distribution efforts by adding four new clients. College Preparation revenue represented 34.1% of the Company's 2004 total revenue.

Professional Development

In late December 2004 the Highly Qualified Teacher or HQT(TM) group released the Company's first print based professional development products. The initial release was in one state, but additional states and products will be added in 2005. HQT(TM) modules meet the NCLB requirements that professional development should meet state content standards and HQT(TM) standards. The Company has hired a well-known, highly experienced professional development publisher to lead PPG's efforts in this area. Along with beginning proprietary publishing, the Company closed a nonexclusive school distribution agreement with the largest and most prestigious professional development association. As the first of these products was only just published and the distribution agreements were completed in late December, there was no revenue from this line in 2004.

PRODUCT DEVELOPMENT

PPG combines its internal product development resources with outside freelance talent to develop and design its proprietary products in a cost-effective manner. PPG utilizes a variety of authors, writers, editors, and development houses to develop products.

PPG's editorial department has the responsibility for maintaining editorial quality, schedules, and budgets. PPG's book production is carried out by a combination of in-house staff and contracted personnel with tight in-house control. PPG maintains an in-house system of computer-based technology that makes it possible to complete nearly the entire production cycle in-house, resulting in digitized material.

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

PPG's products require varying periods of development time depending on the complexity of the graphics and design and the writing and editing process. Most of PPG's multi-book programs can be developed in a period that ranges from six to twelve months. The Company believes that PPG's use of outside authors, illustrators, and freelancers for writing, editing, some artwork, some design, and copy editing allows PPG to produce the budgeted number of books per year with a relatively small staff and allows the flexibility needed for PPG to continue to produce and expand its product lines and retain flexibility to enter niches with new product lines quickly.

See also "Management's Discussion and Analysis or Plan of Operations-Product Development."

CUSTOMER BASE

No customer during 2004 or 2003 represented more than 10% of total revenue.

SALES, MARKETING, AND DISTRIBUTION

Overview

PPG conducts its sales activities through inside and outside sales groups (both salaried and independent), direct mail, conventions, and workshops. The Company believes this system is well suited to the supplementary educational material market where purchasing decisions are typically made at the local or school level. As the Company grows, its sales and marketing infrastructure will expand along with increases in the numbers of inside and outside sales representatives. PPG also increased marketing spending for teacher workshops and staff development, sample books, exhibits, direct mail and marketing support that includes web initiatives.

Integrated Catalog/Inside and Outside Sales Model

In the 2003-2004 school year, approximately 360,000 copies of five catalogs and other promotional pieces reached PPG's various market niches and included both proprietary and distributed products. Catalogs are mailed to house lists and other appropriate contact individuals at K-12 school sites throughout the United States. Catalogs are generally produced and mailed for each product line two to three times per year and other direct mail efforts take place throughout the year. Inside and outside sales representatives work collaboratively to close sales to PPG's customers and prospects. The sales activities are supported by a computerized contact management and database system.

Website

The PPG website (located at www.peoplespublishing.com) is a sales and marketing tool that provides information regarding all of the Company's product lines. This site also links to two college publishers who have materials that PPG distributes. The website includes additional resources for teachers including state specific links, sample lessons and research information. PPG is the main site but there are state specific links (from www.standardshelp.com). At the end of 2004, PPG launched www.stepuppublishing.com to support its newest line in test preparation - Step Up to Success. This website provides product information as well as the e-commerce functionality. Contents of these websites are not incorporated into, or part of, this report.

Sales Representatives

PPG utilizes the services of outside representatives to sell PPG's products. PPG ended 2004 with 40 independent sales representatives and seven salaried representatives in the field. Additionally, PPG employs 23 inside sales representatives, who sell primarily through telemarketing. The Company plans to continue utilization of a sales organization with a mix of independent and salaried sales representatives.

Warehouse and Distribution

PPG has outsourced warehousing and distribution/shipping services to a third party warehouse and distribution company located in Brooklyn, NY. This company warehouses and ships all Instruction, and proprietary products from the Test Preparation and Assessment, and College Preparation product lines. PPG operates and maintains its own internal data processing system, however, the services that this warehouse and distribution company provides are material to PPG. Orders for College Preparation materials are billed by PPG and drop shipped by the college publishers to PPG's customers.

COMPETITION

The top six print-based supplementary publishers account for approximately 80.0% of the reported supplemental sales. These publishers produce a wide variety of print products, including workbooks, magazines, and library/trade books (non-textbooks) used in schools. The leading supplemental publishers are McGraw-Hill, School Specialty, Scholastic, Harcourt Achieve, WPC Media, and Pearson Learning. There are also numerous other companies, and divisions of the large companies noted above, that are competitors of PPG. These publishers include Great Source (instruction), Triumph Learning (test preparation), Pearson Learning, (instructional software), and Heineman (professional development). In addition, the Company competes with major college publishers who sell their textbooks and other products in the high school Advanced Placement(R) market. Many of the Company's competitors are well established, significantly larger, and have substantially greater financial and marketing resources than the Company.

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

EMPLOYEES

As of December 31, 2004, the Company had approximately 158 employees. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company and PPG own no real property. The Company and PPG primarily conduct their operations out of their Saddle Brook, New Jersey facility. PPG leases approximately 18,800 square feet of office space at a current rental of $427,000 per year. This lease expires in October 2009. In December 2004, PPG entered into a new lease for expansion of its Austin office. The new lease covers approximately 4,300 square feet of office space at a current rental of $61,000 per year. This lease expires February 2008. In November 2004, PPG leased 1,008 square feet of office space in Columbus, Ohio at a current rental of $13,000 per year. This lease expires in November 2007.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the OTC Bulletin Board under the symbol "PEDH" since November 1, 2004. Before that date, there was no established public trading market for our common stock but our common stock was traded from time to time on the Pink Sheets. The following table sets forth, for the period indicated, the available high and low closing bid quotations for the common stock, as reported on the OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

                                               HIGH    LOW
                                              -----   -----
2004
Fourth Quarter (beginning November 1, 2004)   $8.00   $3.00

There were approximately 171 shareholders of record as of February 10, 2005, including the Depository Trust Company, which held 60,690 shares. The Company has not paid any dividends on its common shares in the past two years and anticipates retaining future earnings, if any, to finance operations of the Company.

Under the terms of the bank credit facility, the Company is prohibited from paying any dividends without the consent of the bank.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 11 of this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements regarding the Company and its markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and the Company's ability to respond thereto, (5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) ability to retain qualified personnel, (8) ability to retain its distribution agreements with its major college publishers in the College Preparation market, (9) the sufficiency of the Company's copyright protection, and (10) ability to continue to rely on the services of a third party warehouse, and other factors as discussed in the Company's filings with the SEC. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this press release and the reports the Company files with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

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

Revenue Recognition

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns are recorded as a reduction of accounts receivable and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription based revenue from its Measuring Up e-Path(TM) prorata over the life of the agreement.

Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three or five year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future sales. If future sales are not sufficient to realize the net carrying value of the asset, an impairment charge is recognized.

Allowance for Doubtful Accounts

The Company provides credit to its customers on a customer-by-customer basis. The Company reviews the accounts receivable aging on a monthly basis along with historical loss experience to estimate its allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 is believed to be adequate for any exposure to loss at December 31, 2004.

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that is known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $70,000 at December 31, 2004 is believed to be adequate to cover inventory loss exposure.

REVENUE

Overview

Revenue, net of returns, increased 16.8% for 2004 over 2003. The increase was led by a 26.5% growth in Test Preparation and Assessment revenue, as reflected in the following table.

                                      2004          2003       Variance    % Variance
                                  -----------   -----------   ----------   ----------
Net Revenue
Test Preparation and Assessment   $20,611,000   $16,299,000   $4,312,000      26.5%
College Preparation                11,065,000    10,134,000      931,000       9.2%
Instruction                           811,000     1,382,000     (571,000)    (41.3%)
                                  -----------   -----------   ----------     -----
   Total Net Revenue              $32,487,000   $27,815,000   $4,672,000      16.8%
                                  ===========   ===========   ==========     =====

Test Preparation and Assessment

Test Preparation and Assessment product line revenue was $20.6 million in 2004 compared to $16.3 million in 2003, representing a 26.5% increase. The revenue growth can be attributed primarily to increased market penetration, the release of new products into existing states, and, to a lesser extent, the publication of new products into a new state and the release of Measuring Up e-Path(TM). As of December 31, 2004, the Company had state-specific products published for eleven states compared to ten at the end of 2003. All Test Preparation and Assessment products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors, and similar efforts by other publishers will make this arena a hotly contested environment.

College Preparation

PPG has exclusive sales and marketing agreements with two major college publishers who do not have school divisions to sell their books into the high school market. The distribution agreements cover all sales made to the K-12 market, including each publisher's college products and certain trade and professional products. The Company has entered into additional exclusive and semi-exclusive distribution agreements with several other publishers. The Company has also created a publishing program to produce proprietary college preparation supplements and ancillary materials. The first of these products was published late in the third quarter of 2004. These products will not compete with any existing publisher agreements and will be crafted as supplements to help teachers and students with their college preparation studies. The loss of either major college publisher agreement would have a material adverse effect on PPG's revenue and net income. One of the agreements has been in place for fourteen years and has an expiration date of September 2006. The other agreement has been in place for eight years and was renewed in November 2004. The new agreement has an expiration date of September 2007.

College Preparation product line revenue increased 9.2% to $11.1 million from $10.1 million in 2003. The increase is a result of the Company's expanded sales and marketing efforts into the growing private and parochial school markets, and the revenue generated from the new distribution agreements with several publishers. The Company continues to be optimistic about the opportunities for growth in the high school College Preparation market.

Instruction

Instruction products include two revenue sources, referred to as remedial and multicultural. Both include a mix of proprietary and distributed titles. PPG's sales and marketing emphasis is on proprietary products, and PPG uses distributed products to round out or fill in a full catalog of product offerings for PPG's customers. Revenue for this product line decreased $571,000 from 2003 to 2004. A decrease in revenue for this product line was anticipated as the

Company has shifted its strategic focus away from the Student-at-Risk and Multicultural titles within this product line. The Company has no plans at this time to update any Student-at-Risk or Multicultural backlist titles, and will not seek new title development in these two areas. The Company is investing in new instructional products that align with state standards in mathematics, reading, and language arts for grades 2-12. The Company published the first of these new products early in the fourth quarter of 2004.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $12.5 million in 2003 to $15.2 million in 2004. The increase is a result of increased revenue growth and improvement in gross profit percentage. Gross Profit percentage increased from 45.0% in 2003 to 46.7% in 2004. The increase as a percentage of revenue is primarily due to increased Test Preparation and Assessment revenue as a percent of total revenue. This product line consists exclusively of proprietary titles, which have a significantly higher gross profit than the distributed College Preparation titles. This increase in gross profit percentage is offset by an increase in prepublication amortization expense from 8.1% of revenue in 2003 to 10.3% of revenue in 2004 due to an increase in the number of books published.

Cost of Revenue consists of two components, Direct Costs and Amortization of prepublication costs for proprietary products. Direct Costs consist of (1) product cost, which includes paper, printing and binding for proprietary products and product purchases for distributed products, (2) author royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Product cost decreased from 37.9% of revenue in 2003 to 34.7% in 2004. The fluctuation is due to product mix. Revenue for the Test Preparation and Assessment product line increased $4.3 million from 58.6% of revenue in 2003 to 63.4% in 2004. This product lines product cost is significantly lower than the College Preparation product line.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products, which include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Such product development usually involves creating sample lessons for each content area of a prospective title; PPG then obtains feedback on these samples, which it applies to the creation of the rest of the book. Prepublication costs are capitalized and expensed over a three or five year period beginning on the in-stock date of new and revised products. PPG believes its amortizations policy is in line with industry practice. For 2004, PPG amortized $3.3 million of prepublication costs as compared to $2.2 million in 2003. Prepublication expenditures serve as an important financial indicator of a Company's commitment to new product development. For 2004, PPG's prepublication expenditures increased 74.5% and was $8.0 million compared to $4.6 million in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                         2004          2003       Variance    % Variance
                                     -----------   -----------   ----------   ----------
Selling, General and Administrative  $12,785,000   $10,441,000   $2,344,000      22.4%

Selling, General and Administrative expenses increased by $2.3 million from 2003 to 2004. As a percent of total revenues, these expenses increased from 37.5% to 39.4% of revenue.

The selling and marketing expenditures portion of the total was $8.8 million, an increase from $7.0 million from 2003. As a percent of revenue it increased to 26.9% from 25.6%. The 1.3% point increase is primarily related to a increase in the commission expense paid to third party sales representatives (1.1%).

The general and administrative expenditures portion of the total was $3.4 million in 2003 and $4.0 million in 2004, representing a $600,000 increase. Salaries, benefits, and taxes increased $300,000 from 2003 to 2004. The balance of the increase was related to general office and computer expense and to increased consulting expense related to the new product launches.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for 2004 was $4.8 million. Cash was primarily provided by the predepreciation and amortization profitability of the Company, and an increase in accounts payable, offset primarily by an increase in accounts receivable, inventory and prepaid catalog expenses.

Accounts receivable and accounts payable increased as a result of increased revenues and the costs associated with those revenues. Inventory increased due to expanded product offerings.

Net cash used in investing activities was $8.5 million, consisting primarily of prepublication expenditures of $8.0 million and equipment purchases of $387,000.

Net cash provided by financing activities was $3.3 million, consisting primarily of net borrowings under the Company's line of credit and proceeds from issuance of new capital leases, offset by repayments on long term debt.

The Company has a $6,500,000 financing arrangement with a financial institution. The arrangement includes three separate revolving lines of credit. The arrangement provides for advances up to $4,000,000, subject to borrowing base restrictions limited to 80 percent of eligible accounts receivable and 35 percent of inventory. The second line of credit is for up to $2,000,000 and the third line of credit is for $500,000. These lines of credit expire in February 2006. All three lines of credit bear interest at LIBOR plus 2.25 percent. At December 31, 2004 $2.6 million was outstanding under this arrangement, and $2.6 million was still available under the facility.

The Company also has an arrangement for a five-year reducing revolver, which expires in November 2008, in the amount of $500,000 at an interest rate of LIBOR plus 2.25 percent. At December 31, 2004, $433,000 was outstanding under this arrangement. Total borrowings are secured by substantially all assets of the Company and are subject to certain financial covenants.

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

A summary of the Company's contractual cash obligations at December 31, 2004, are as follows:

                                                                    PAYMENTS DUE BY PERIOD
                                              -----------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS                     TOTAL       2005       2006       2007       2008       2009
----------------------------                  ----------   --------   --------   --------   --------   --------
Capital Leases (including interest portion)   $  570,000   $306,000   $185,000   $ 79,000   $     --   $     --
Operating Leases                               2,528,000    535,000    573,000    559,000    474,000    387,000
                                              ----------   --------   --------   --------   --------   --------
Total                                         $3,098,000   $841,000   $758,000   $638,000   $474,000   $387,000
                                              ==========   ========   ========   ========   ========   ========

The Company believes that its cash and borrowing availability under its lines of credit, together with cash generated from operations will be sufficient to meet its normal cash needs in 2005. The Company intends to continue investing in prepublication costs for its proprietary products to the extent cash flow allows. As the Company develops these products for more states, additional working capital investments will be required.

PRODUCT DEVELOPMENT

The Company was active in product development in 2004. Expenditures were at a record level of $8.0 million, an increase of 74.5% from the prior year. The Company entered one new state with Test Preparation and Assessment materials and supplemented existing states with revisions of older titles and additional books. In addition, product development costs were incurred in connection with the development of the Company's new Instruction and College Preparation proprietary products.

The state test preparation market continues to grow, as the states demand higher academic performance from students. Most states have high-stakes testing requirements, which means that students, teachers, and administrators are rewarded for positive test performance or penalized for poor performance. The support for state standards and testing has been enhanced considerably by the mandated testing of all grade 3-8 students in the ESEA federal legislation. Presently, the Company publishes Test Preparation and Assessment products for various grades in eleven states.

During 2005, the Company intends to enter additional states and continue to supplement existing states with additional products. The Company also plans to expand its offering of Measuring Up e-Path(TM), the Company's first proprietary technology product. Measuring Up e-Path(TM) is an electronic, internet-based assessment and scoring product.

The Company has implemented its strategy to develop new supplemental instruction products that align with state standards in mathematics, reading, and language arts for grades 2-12. Late in 2003, an editorial office was opened in Austin, Texas and their focus will be to develop and publish supplemental products in more traditional market niches outside test preparation. Essential to this strategy is the market alignment of the Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base. The first of these products was published late in the fourth quarter of 2004.

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

The strategic growth plan for the Company calls for an emphasis on the internal development of Test Preparation and Assessment and standards based supplemental Instruction product lines. Under favorable circumstances, the Company would consider an acquisition to supplement its growth plan.

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

For PPG, approximately 52-56% of purchase orders have historically been received from July through September. The remainder of the year is slower for sales of most product lines. An exception is the Test Preparation and Assessment product line, with purchases occurring near the time the state tests are administrated, as well as during the summer months for summer programs that add extra test preparation for students who are behind in their performance, and for the upcoming school year.

This natural seasonality of the supplementary educational materials market means that PPG's fiscal year (calendar year) does not coincide with the school purchase year, so new product development and launch, as well as expenses, must be planned around the school year. PPG receives and fulfills customer orders throughout the year. The seasonality of the College Preparation product line is significantly different than that of the Instruction and Test Preparation and Assessment product lines. In 2004, for College Preparation, revenue by quarter in 2004 was approximately as follows: 1st quarter 7%, 2nd quarter 26%, 3rd quarter 57% and 4th quarter 10%. In 2004, for Instruction and Test Preparation and Assessment, revenue by quarter in 2004 was approximately as follows: 1st quarter 21%, 2nd quarter 27%, 3rd quarter 28% and 4th quarter 24%.

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

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following individuals constitute the current directors and executive officers of the Company:

                                                                                                 Director
Name and Age                Principal Occupation                                                   Since
------------                --------------------                                                 --------
Brian T. Beckwith (49)      President and Chief Executive Officer of the Company and PPG since     2001
                            December 2001, Mr. Beckwith has over 25 years of publishing industry experience, including positions in market research, consumer marketing, operations, business development, and general management. Prior to joining the Company and PPG, he was a principal in Beckwith & Associates, a publishing advisory firm specializing in start-ups, acquisitions, and Internet business development. From 1998 to 2000, he was President and Chief
                            Operating Officer of Grolier, Inc., a $450 million publisher and direct marketer of children's books and other educational
                            products. From 1991 to 1997, Mr. Beckwith served in various senior management positions with K-III (Primedia) including President and
                            Chief Executive Officer of the Special Interest Magazine Group.
                            Mr. Beckwith has also held management positions with Murdoch
                            Magazines, CBS Magazines, and Ziff-Davis Publishing. He holds a
                            B.A. summa cum laude from New England College and an M.B.A. from
                            Fordham University's Graduate School of Business.

John C. Bergstrom (44)      Partner in RiverPoint Investments, Inc., a St. Paul, MN-based          1998
                            business and financial advisory firm since 1995. John is also a director of Dolan Media Co., Tecmark, Inc., Mall Marketing Media,
                            LLC, Instrumental, Inc., Linkup, Inc., and MakeMusic, Inc.
                            (NASDAQ:MMUS). Mr. Bergstrom is also an adjunct faculty member in
                            Finance at the University of Minnesota. Mr. Bergstrom is a
                            graduate of Gustavus Adolphus College, B.A., and the University of
                            Minnesota, M.B.A.

Richard J. Casabonne (60)   Richard J. Casabonne has been a director of the Company since          2002
                            2002. He is the founder and has been the President of Casabonne
                            Associates, Inc., an educational research, strategy and
                            development firm, since 1986. Since 2003, Mr. Casabonne has also served as a principal at MarketingWorks, a full service
                            consulting firm. From October 2003 to May 2004, he served as
                            Chief Executive Officer of TestU, an instructional assessment company based in New York City. From July 2001 to April 2002,
                            Mr. Casabonne also served as the President and a director of the
                            Education and Training Group of Leapfrog Enterprises, Inc.



                                                                                                 Director
Name and Age                Principal Occupation                                                   Since
------------                --------------------                                                 --------
                            President of Planning and Business Development for Harcourt, Inc,
                            an educational publishing company comprised of over 20 divisions that covered a range of educational needs. While at Harcourt, he was active in acquiring the NEC Companies, which included
                            Steck-Vaughn, a leading publisher of supplementary education materials for kindergarten through adult education, where he served as President and CEO. Earlier, Casabonne held senior management positions at Grolier, Inc., McGraw-Hill Educational
                            Resources, Random House School Division, and consulted with myriad of educational and trade publishers. He also consulted for Apple
                            Computer's education initiatives for eight years. He serves on numerous Boards for both companies and institutions. He has a
                            Bachelor of Arts degree from Brown University and a master of education degree in instructional technology from Boston
                            University.

Anton J Christianson (52)   Chairman of Cherry Tree Companies, a firm involved in investment       1998
                            management and investment banking. Mr. Christianson is a General
                            Partner of School Power LP, an investor in Peoples Educational
                            Holdings and a Cherry Tree affiliate. He has been an active investor in private equities and micro-cap public equities for 25 years. He serves as a director for several public and private companies including Transport Corporation of America, Inc.;
                            AmeriPride Services, Inc.; Dolan Media Company; Fair Isaac
                            Corporation; and Capella Education Company. Mr. Christianson is a
                            graduate of St. John's University, Collegeville, MN and earned an
                            M.B.A. from Harvard Business School.

Michael L. DeMarco (40)     Chief Financial Officer of the Company and PPG since May 2002,          n/a
                            Vice-President of Finance and Operations of the Company and PPG
                            from May 1999 to April 2002. Mr. DeMarco has over 17 years of experience in finance and accounting. Prior to joining PPG, Mr.
                            DeMarco was Controller for Health Tech, a health care products company, from 1997 to 1999. He was also a Controller for Omnitech
                            Corporate Solutions, a computer integration and software
                            development company. Mr. DeMarco also spent four years as an auditor with Ernst and Young. Mr. DeMarco is a graduate of Pace
                            University in New York and is a certified public accountant.

James P. Dolan (54)         Since 1993, Chairman, President and Chief Executive Officer and        1999
                            founder of Dolan Media Company, Minneapolis, a specialized business information company that publishes daily and weekly business newspapers in 21 U.S. markets; operates Counsel Press, the nation's largest appellate legal services provider; and
                            operates Greene & Company, a leading business-to-business
                            teleservices provider. From 1989 to 1993, he was executive vice president of the Jordan Group, New York City, an investment bank specializing in media. He previously held executive positions with
                            News Corporation Ltd. in New York, Sun-Times Company of Chicago,
                            and Centel Corp., Chicago, and also was an award-winning reporter and editor at newspapers in San Antonio,

                                                                                                 Director
Name and Age                Principal Occupation                                                   Since
------------                --------------------                                                 --------
                            New York, Chicago, Sydney, and London. He serves as a director of several private companies and is a journalism graduate of the
                            University of Oklahoma.

Diane M. Miller (52)        Co-founder and Executive Vice President of PPG since 1989, and         1998
                            Executive Vice President of Peoples Educational Holdings. Her
                            educational publishing experience encompasses general management, product development, strategic planning, market research, writing, curriculum development, editorial, marketing, production, and professional development. Prior to forming PPG, Ms. Miller was publisher of Globe Books, a remedial, supplementary education publisher owned by Simon and Schuster. Prior to joining Globe
                            Books, she was Senior Editor of Reading for Harcourt Brace
                            Jovanovich. Ms. Miller has classroom and research experience, as well, and is a graduate with honors of Centre College of Kentucky.

James J. Peoples (67)       Co-founder, Chairman, and Senior Advisor to the Company. Effective     1998
                            December 2001, Mr. Peoples resigned as CEO and President of PPG and the Company and remains Chairman of the Board. He has 41 years of experience in schoolbook publishing, including positions in sales, sales management, corporate staff assignments, and general management. Prior to forming PPG, Mr. Peoples was President of the
                            Prentice Hall School Group for seven years and served three years as Group President of the $350 million Simon and Schuster
                            Educational Group. Mr. Peoples is a graduate of Oregon State
                            University.

Matti A. Prima (50)         Senior Vice President of Business Development since August 1999,        n/a
                            and also responsible for all sales marketing of the state specific standards materials and assessment published by PPG. Mr. Prima also serves as President, Education Development Division. Mr.
                            Prima has over 20 years of experience in finance, communications, and publishing. Prior to joining PPG, Mr. Prima was VP Finance with Siegel Gale, an interactive brand management company, from
                            1998 to 1999, where he was responsible for all divisional budget decisions, funding decisions relating to commercial credit, investment banking, corporate finance, acquisitions, and risk management. Prior to that, Mr. Prima's work experience included
                            KPMG Peat Marwick, Corporate Transactions; and Henry Ansbacher as
                            Senior Managing Director. Mr. Prima is a graduate of Bloomsburg
                            State University and has an M.B.A. from Pepperdine University.

Board Committees. The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is currently composed of Messrs. Bergstrom, Christianson and Dolan. The Audit Committee meets with the Company's independent registered public accounting firm and representatives of management to review the internal and external financial reporting of the Company, considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments, and approves any material non-audit services to be provided by the Company's independent registered public accounting firm.

The Company's Board of Directors has determined that Mr. Bergstrom is an audit committee financial expert as defined in Item 401(e)(2) of Regulation S-B. He is independent pursuant to the independence standards promulgated by the Nasdaq Stock Market. The Company is currently listed on OTC Bulletin Board (PEDH) and, as permitted by the applicable rules, has elected to provide the foregoing independence disclosure with reference to the rules of the Nasdaq Stock Market.

The Compensation Committee is currently composed of Messrs. Bergstrom, Christianson, and Dolan. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation, stock options, and benefits of officers and employees.

The Governance Committee is currently composed of Messrs. Christianson (Chairman), Bergstrom, Casabonne, and Dolan. The Governance Committee reviews and makes recommendations to the Board regarding corporate governance polices and procedures, reviews the Company's Code of Conduct and compliance thereof, identifies and makes recommendations to the Board regarding candidates for election as directors, and evaluates the Board of Directors.

Director Compensation. Each non-employee member of the Board of Directors receives $2,000 per quarter, plus $1,000 for attending each regular quarterly Board meeting, as compensation for his services. Non-employee directors are also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, each non-employee director will receive annually, on the date of election or reelection as a director, a nonqualified option to purchase 4,000 shares of the Company's common stock at an option price equal to the fair market value of the Company's common stock on the date that the option is granted. All such options are exercisable in increments of 25% each over a four-year period during the eight-year term of such options. In May 2004, all non-employee directors received options to purchase 4,000 shares each at $3.60 per share upon the terms described above. In 2004, Mr. Bergstrom was paid $8,000 for his additional duties as a director. Mr. Bergstrom serves as a lead director for Board committees, coordinates committee meetings, acts as an interface between the committees and management, and drafts committee minutes.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Since August 26, 2004, the Company's directors, its executive officers and any persons holding more than 10% of outstanding common stock have been required to file reports with the Securities and Exchange Commission concerning their initial ownership of common stock and any subsequent changes in that ownership. The Company believes that each person satisfied the filing requirements for the last fiscal year on a timely basis. In making the above disclosure, the Company has relied on the written representations of its directors, executive officers and beneficial owners of more than 10% of common stock and copies of the reports that they have filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows, for fiscal years 2004, 2003, and 2002, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Brian T. Beckwith, the Company's President and Chief Executive Officer, and to the other executive officers of the Company whose annual salary and bonus exceeded $100,000 during 2004 (together with Mr. Beckwith, the "Named Executives"). Compensation to the Named Executives is paid by the Company's wholly-owned subsidiary, PPG.

SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                                        Annual Compensation           Awards
                                                       --------------------         Securities             All Other
Name                 Position                   Year    Salary    Bonus (1)     Underlying Options     Compensation (2)
----                 --------                   ----   --------   ---------   ----------------------   ----------------
Brian T. Beckwith    President and CEO          2004   $280,663    $122,544            48,000               $  204
                                                2003   $272,115    $162,415                --               $  192
                                                2002   $250,000    $ 60,025           125,000               $  192

James J. Peoples     Chairman                   2004   $111,923    $ 36,763                                 $1,191
                                                2003   $139,423    $ 64,966                --               $1,179
                                                2002   $145,000    $ 30,012                --               $1,178

Diane M. Miller      Executive                  2004   $154,215    $ 53,897                                 $  204
                     Vice President             2003   $152,896    $ 54,530                --               $  192
                                                2002   $140,662    $ 22,800                --               $  192

Matti A. Prima       Senior Vice President of   2004   $139,884    $103,377                                 $  204
                     Business Development       2003   $139,128    $160,194                --               $  192
                                                2002   $125,000    $ 53,137                --               $  192

Michael L. DeMarco   Chief Financial Officer    2004   $138,779    $ 42,814                                 $  204
                                                2003   $137,135    $ 40,898            15,000               $  192
                                                2002   $123,813    $ 17,100            30,000               $  192

(1)  Represents bonuses earned in the year set forth in the table.

(2)  Represents premiums paid by PPG for life insurance.

The following table contains information concerning individual grants of stock options to each of the Named Executives during the last fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                           Number of          Percent of Total
                     Securities Underlying   Options Granted to
                            Options             Employees in       Exercise   Expiration
Name                      Granted (#)            Fiscal Year      Price ($)      Date
----                 ---------------------   ------------------   ---------   ----------
Brian Beckwith (1)           48,000                  66%            $4.50      7/30/2012

(1) Becomes exercisable with respect to 11,109, 22,222 and 14,669 shares on January 1, 2008, 2009, and 2010 respectively.

The following table sets forth information with respect to the Named Executives concerning exercised and unexercised options held as of December 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                 Number of Unexercised
                                                 Securities Underlying          Value of Unexercised
                                                  Unexercised Options           In-The-Money Options
                        Shares                     At Fiscal Year End         At Fiscal Year End $ (1)
                       Acquired      Value    ---------------------------   ---------------------------
Name                 on Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
----                 -----------   --------   -----------   -------------   -----------   -------------
Brian T. Beckwith         --          $--       133,332        164,668        $433,329       $463,171
Diane M. Miller           --          $--        61,250         13,750        $199,063       $ 44,688
Matti A. Prima            --          $--       100,000             --        $325,000       $     --
Michael L. DeMarco        --          $--        52,000         15,000        $159,500       $ 44,250

(1). The values in the table have been calculated assuming a per share price of $6.25 which reflects the closing price of the Company's stock at December 31, 2004.

EMPLOYMENT AGREEMENTS

In July 2004, the Company and PPG amended the employment agreement with Brian T. Beckwith, the Company's President and Chief Executive Officer, originally entered into in 2001. The amended agreement terminates in December 2008 and will continue thereafter from year to year unless terminated by either party by 180 days' prior notice before the end of each contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Beckwith ceases to be employed. If Mr. Beckwith is terminated by the Company without cause or if Mr. Beckwith resigns for good reason, Mr. Beckwith is entitled to 18 months of severance. If the Company provides Mr. Beckwith notice of non-renewal, Mr. Beckwith is entitled to 12 months of severance. The agreement also provides for the Company's repurchase right and Mr. Beckwith's put right to the Company with respect to Company stock owned by Mr. Beckwith following termination of his employment which he has acquired upon exercise of stock options and held for at least one year. Pursuant to this agreement, which was entered into prior to the enactment of the Sarbanes-Oxley Act of 2002, Mr. Beckwith is also entitled to pay the exercise price for his options pursuant to a five-year recourse note.

The Company and PPG entered into a new employment agreement with Mr. Peoples, Chairman of the Board of Directors in June 2003, with a term of 5 years. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Peoples ceases to be employed. If Mr. Peoples is terminated without cause or if Mr. Peoples resigns for good reason, the Company shall pay Mr. Peoples his salary, benefits, and incentive compensation through July 31, 2008.

In November 2004, the Company and PPG amended and restated the employment agreement with Diane M. Miller, originally entered into in 1990. The agreement has an initial term of three years and will continue thereafter for successive one-year periods unless terminated by either party at least 180 days prior to the end of the contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Ms. Miller ceases to be employed. If Ms. Miller is terminated without cause or if Ms. Miller resigns for good reason, Ms. Miller is entitled to 12 months of severance. The Company has a right of first refusal with respect to any share transfers of Company stock by Ms. Miller to a competitor.

In May 2002, the Company entered into an employment agreement with Michael L. DeMarco, the Company's Chief Financial Officer. The agreement provides for an initial term of three years ending May 2005, and for automatic renewals thereafter for successive one-year periods unless terminated by either party at least 90 days prior to the end of the contract year. Pursuant to these provisions, the term of the agreement has been extended to May 2006. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company. If Mr. DeMarco is terminated without cause or resigns for good reason, Mr. DeMarco is entitled to the lesser of 12 months or the remainder of his contract as severance.

In July 2004, the Company entered into an eighteen month employment agreement with Matti A. Prima, the Company's Senior Vice President - Business Development. After the expiration of the initial term, the agreement will continue thereafter for successive one-year periods unless terminated by either party at least 90 days prior to the end of the contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Prima ceases to be employed. If Mr. Prima is terminated without cause or resigns for good reason, Mr. Prima is entitled to 100% of his salary for the lesser of 12 months or the remainder of his contract as severance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information provided to the Company as to the beneficial ownership of the Company's Common Stock as of March 9, 2005 by (i) the only stockholders known to the Company to hold 5% or more of such stock, and
(ii) each of the directors, the Named Executives set forth in the table on the next page, and directors and officers as a group.

                                                           COMMON STOCK
BENEFICIAL OWNER                                        BENEFICIALLY OWNED   TOTAL (%)
----------------                                        ------------------   ---------
Brian T. Beckwith (1)                                          166,665          4.2%
John C. Bergstrom (1)                                           72,816          1.9%
Richard Casabonne (1)                                           18,500             *
Anton J. Christianson (1) (2)                                1,825,863         47.8%
Michael L. DeMarco (1)                                          52,000          1.3%
James P. Dolan (1)                                              45,000          1.2%
Dolphin Offshore Partners, Inc.                                361,887          9.5%
Diane M. Miller (1)                                            312,266          8.1%
NAP & CO - c/o Delaware State Pension Fund                     603,151         15.8%
James J. Peoples (1)                                           571,581         15.0%
Matti A. Prima (1)                                             102,857          2.6%
Directors and Officers as a group (9 persons) (1) (2)        3,167,548         73.1%

*    Less than 1%

(1) Includes shares of Common Stock subject to outstanding stock options exercisable within 60 days as follows: Mr. Beckwith, 166,665 shares; Mr. Bergstrom, 66,875 shares; Mr. Casabonne, 18,500 shares; Mr. Christianson, 12,500 shares; Mr. DeMarco, 52,000 shares; Mr. Dolan, 45,000 shares; Ms. Miller, 61,250 shares; Mr. Prima, 100,000 shares; and directors and officers as a group, 522,790 shares.

(2) Includes ownership of 1,813,363 shares owned by School Power Limited Partnership, of which Mr. Christianson is Managing General Partner.

EQUITY COMPENSATION PLAN TABLE

The following table sets forth aggregate information regarding the Company's equity compensation plans as of December 31, 2004.

                                                                                     NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO                            FUTURE ISSUANCE UNDER
                                      BE ISSUED UPON          WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                        EXERCISE OF           EXERCISE PRICE OF        PLANS (EXCLUDING
                                   OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                    WARRANTS AND RIGHTS      WARRANTS AND RIGHTS          COLUMN (A))
        PLAN CATEGORY                       (A)                      (B)                      (C)
        -------------             -----------------------   --------------------   ------------------------
Equity compensation plans
   approved by security holders           779,675                   $3.09                   135,498

Equity compensation plans not
   approved by security holders            37,500                   $3.00                         0

   Total                                  817,175                   $3.09                   135,498

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

In November 2003, The Company sold 277,778 shares of common stock to School Power Limited Partnership at a price of $3.60 per share.

In 2004, the Company paid $37,000 to Casabonne Associates for business consulting and $53,000 to Marketing Works in which Mr. Casabonne is a principal, for market research services.

ITEM 13. EXHIBITS

The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
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

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-KSB for the year ended December 31, 2001).

10.1      Registrant's 1998 Stock Plan (incorporated by reference to Exhibit
          10.1 to the Registrant's Form 10-KSB for the year ending December 31,
          1998).

10.2      Employment Agreement between The Peoples Publishing Group, Inc. and
          James J. Peoples, dated June 30, 2003 (incorporated by reference to
          Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended June
          30, 2003).

10.3      Amended and Restated Employment Agreement between The Peoples
          Publishing Group, Inc. and Diane M. Miller dated July 1, 2001
          (incorporated by reference to Exhibit 10.8 to the Registrant's Form
          10-KSB for the year ended December 31, 2001), as amended by Amendment to Employment Agreement dated November 19, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated November
          22, 2004).

10.4 Second Amended and Restated Employment Agreement between the Company and Matti A. Prima dated July 1, 2004 (incorporated by reference to
          Exhibit 10.2 to the Registrant's Form 10-QSB for the quarter ended
          June 30, 2004).

10.5      Amended and Restated Employment Agreement between the Company and
          Michael L. DeMarco dated May 17, 2002 (incorporated by reference to
          Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended June
          30, 2002).

10.6      Employment Agreement between the Company and Brian T. Beckwith dated
          December 18, 2001 (incorporated by reference to Exhibit 10.7 to the
          Registrant's Form 10-KSB for the year ended December 31, 2001), as amended by Amendment to Employment Agreement dated July 30, 2004
          (incorporated by reference to Exhibit 10.1 to the Registrant's Form
          10-QSB for the quarter ended June 30, 2004).

14 Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant's Form 10-KSB for the year ended December 31, 2003.)

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

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1      The Registrant's Audited Financial Statements for the Years Ended
          December 31, 2004 and 2003, with notes thereto and the independent registered public accounting firm's report thereon.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period covering the fiscal years ended December 31, 2004 and 2003, McGladrey & Pullen, LLP and its related entity RSM McGladrey, Inc. performed the following professional services:

Description                2004     2003
-----------              -------   -------
Audit Fees (1)           $64,500   $48,300
Audit-Related Fees (2)     4,900     3,200
Tax Fees (3)              14,500     8,800
All Other Fees                --        --

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

PRE-APPROVAL POLICY

All services provided by the Company's independent registered public accounting firm are pre-approved by the Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLES EDUCATIONAL HOLDINGS, INC.
Date: March 25, 2005

                                        /s/ Brian T. Beckwith
                                        ----------------------------------------
                                        Brian T. Beckwith, Chief Executive
                                        Officer and President
                                        (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 25, 2005.


                                        /s/ Brian T. Beckwith
                                        ----------------------------------------
                                        Brian T. Beckwith,
                                        Chief Executive Officer and President


                                        /s/ Michael L. DeMarco
                                        ----------------------------------------
                                        Michael L. DeMarco,
                                        Chief Financial Officer


                                        /s/ James J. Peoples
                                        ----------------------------------------
                                        James J. Peoples, Chairman


                                        /s/ Diane M. Miller
                                        ----------------------------------------
                                        Diane M. Miller, Director


                                        /s/ John C. Bergstrom
                                        ----------------------------------------
                                        John C. Bergstrom, Director


                                        /s/ Richard J. Casabonne
                                        ----------------------------------------
                                        Richard J. Casabonne, Director


                                        /s/ Anton J. Christianson
                                        ----------------------------------------
                                        Anton J. Christianson, Director


                                        /s/ James P. Dolan
                                        ----------------------------------------
                                        James P. Dolan, Director