Form 10-Q
period 2005-03-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2005-05-09
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

       For the transition period from _______________ to _______________.

                          Commission File No. 000-50916

                       Peoples Educational Holdings, Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (201) 712-0090
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 3,809,198 shares of Common Stock (par value $0.02 per share) outstanding on May 5, 2005.

                               TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
PART I. FINANCIAL INFORMATION

     Item 1:  Financial Statements:

              Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004.................     3
              Unaudited Consolidated Statements of Operations for the Three Months Ended
                March 31, 2005 and 2004..........................................................................     5
              Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2005 and 2004..........................................................................     6
              Notes to Consolidated Financial Statements (Unaudited).............................................     7

     Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
                Operations.......................................................................................     9

     Item 3:  Quantitative and Qualitative Disclosures About Market Risk.........................................    14

     Item 4:  Controls and Procedures............................................................................    14

PART II. OTHER INFORMATION

     Item 1:  Legal Proceedings..................................................................................    15

     Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds........................................    15

     Item 3:  Defaults Upon Senior Securities....................................................................    15

     Item 4:  Submission of Matters to a Vote of Security Holders................................................    15

     Item 5:  Other Information..................................................................................    15

     Item 6:  Exhibits...........................................................................................    15

SIGNATURES.......................................................................................................    15

EXHIBITS.........................................................................................................    16

ITEM 1. FINANCIAL STATEMENTS
PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                            March 31, 2005  December 31, 2004
                                                            --------------  -----------------
ASSETS

Current Assets

Cash and Cash Equivalents                                   $      183,330  $         134,317
Accounts Receivable Net of Allowance for Doubtful Accounts
  of $40,000 and Allowance for Returns                           1,861,949          2,167,814
Inventory                                                        1,997,586          1,710,746
Advance Royalties                                                    9,366             21,464
Prepaid Expenses and Other                                         557,106            357,442
Income Taxes Receivable                                            691,026            101,026
Deferred Income Taxes                                               71,000             71,000
                                                            --------------  -----------------
     Total Current Assets                                        5,371,363          4,563,809
                                                            --------------  -----------------

Equipment - At Cost, Less Accumulated Depreciation
of $995,000 in 2005 and $920,000 in 2004                           882,567            813,992
                                                            --------------  -----------------

Other Assets

Deferred Prepublication Costs, Net                              13,072,895         11,666,604
Deposits and Other                                                 151,478            101,609
                                                            --------------  -----------------
     Total Other Assets                                         13,224,373         11,768,213
                                                            --------------  -----------------

Total Assets                                                $   19,478,303  $      17,146,014
                                                            ==============  =================

See accompanying condensed notes to consolidated financial statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                             March 31, 2005  December 31, 2004
                                                             --------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current Maturities of Long Term Obligations                  $      671,639  $         274,327
Accounts Payable                                                  4,579,627          3,911,278
Accrued Expenses                                                    854,009            822,431
Deferred Revenue                                                    104,931            178,388
                                                             --------------  -----------------
     Total Current Liabilities                                    6,210,206          5,186,424
                                                             --------------  -----------------

Long Term Obligations, less current maturities                    5,468,269          3,275,379
Deferred Income Taxes                                               133,000            133,000
                                                             --------------  -----------------

Total Liabilities                                                11,811,475          8,594,803
                                                             --------------  -----------------

Stockholders' Equity

Common stock, $0.02 par value; authorized 8,500,000 shares;
  issued and outstanding 3,809,198 in 2005 and 2004                  76,184             76,184

Additional Paid In Capital                                        4,796,829          4,796,829
Retained Earnings                                                 2,793,815          3,678,198
                                                             --------------  -----------------

Total Stockholders' Equity                                        7,666,828          8,551,211
                                                             --------------  -----------------

Total Liabilities and Stockholders' Equity                   $   19,478,303  $      17,146,014
                                                             ==============  =================

See accompanying condensed notes to consolidated financial statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended
                                                               March 31
                                                         2005           2004
                                                      -----------   ------------
Net Revenue                                           $ 4,923,593   $  5,230,575

Cost of Revenue
     Direct Costs                                       1,755,989      1,867,357
     Prepublication Cost Amortization                     995,694        727,024
                                                      -----------   ------------
     Total                                              2,751,683      2,594,381

Gross Profit                                            2,171,910      2,636,194

Selling, General and Administrative Expenses            3,576,329      2,782,951
                                                      -----------   ------------

Loss from Operations                                   (1,404,419)      (146,757)

Interest Expense                                          (64,875)       (14,486)
Other Expense                                              (5,089)       (13,470)
                                                      -----------   ------------

Loss Before Income Taxes                               (1,474,383)      (174,713)

Federal and State Income Tax Benefit                     (590,000)       (69,800)
                                                      -----------   ------------
Net Loss                                              $  (884,383)  $   (104,913)
                                                      ===========   ============

Net Loss per Common Share
   Basic and Diluted                                  $     (0.23)  $      (0.03)

Weighted-average Number of Common Shares Outstanding
   Basic and Diluted                                    3,809,198      3,809,198

See accompanying condensed notes to consolidated financial statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Three Months Ended
                                                                March 31, 2005  March 31, 2004
                                                                --------------  --------------
Cash Flows From Operating Activities
Net Loss                                                        $    (884,383)  $    (104,913)
Adjustments to Reconcile Net Loss to Net Cash Provided by
 (Used in) Operating Activities
    Depreciation                                                       74,503          58,746
    Amortization of Prepublication Costs and Intangible Assets        996,234         727,024
Changes in Assets and Liabilities
    Accounts Receivable                                               305,865         404,800
    Inventory                                                        (286,840)         (4,826)
    Prepaid Expenses and Other                                       (199,664)         41,882
    Advance Royalties                                                  12,098          22,473
    Deposits and Other                                                (50,409)        (26,682)
    Accounts Payable and Accrued Expenses                             699,927      (1,527,316)
    Deferred Revenue                                                  (73,457)              -
    Income Taxes Receivable                                          (590,000)       (152,800)
                                                                -------------   -------------
        Net Cash Provided by (Used In) Operating Activities             3,874        (561,612)
                                                                -------------   -------------

Cash Flows From Investing Activities
    Purchases of Equipment                                           (143,078)        (55,293)
    Expenditures for Prepublication Costs                          (2,401,985)     (1,363,255)
                                                                -------------   -------------
        Net Cash Used in Investing Activities                      (2,545,063)     (1,418,548)
                                                                -------------   -------------

Cash Flows From Financing Activities
    Net Borrowings Under Line of Credit                             2,479,803       1,430,915
    Proceeds from Long Term Debt                                      187,151         300,836
    Principal Payments on Long Term Debt                              (76,752)        (47,267)
                                                                -------------   -------------
        Net Cash Provided By Financing Activities                   2,590,202       1,684,484
                                                                -------------   -------------

        Net Increase (Decrease) in Cash and Cash Equivalents           49,013        (295,676)

Cash and Cash Equivalents
    Beginning of Period                                               134,317         426,629
                                                                -------------   -------------
    End of Period                                               $     183,330   $     130,953
                                                                =============   =============

Supplemental Cash Flow Information
    Cash Payments for:
        Interest                                                $      64,875   $      14,486
        Income Taxes                                            $           -   $      84,000

See accompanying condensed notes to consolidated financial statements.

Peoples Educational Holdings, Inc. and Subsidiary
Condensed Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended March 31, 2005, are not necessarily indicative of the operating results to be expected for the full fiscal year.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Actual results could differ materially from these estimates and assumptions.

NOTE 2 - Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon shipment and estimates returns if the right of return exists. The allowances for returns as of March 31, 2005, and December 31, 2004, were $348,000 and $433,000 respectively. These allowances are recorded as a reduction of accounts receivable and revenue and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription based revenue from the Measuring Up e-Path pro rata over the life of the agreement.

NOTE 3 - Basic and Diluted Per Share Amounts

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share. Due to the net loss for the three months ended March 31, 2005 and 2004, common stock instruments of approximately 397,000 and 135,000, respectively, would have been anti-dilutive to losses and as a result were excluded from the calculation of diluted loss per share.


NOTE 4 - Deferred Prepublication Costs

The activity in deferred prepublication costs and the balances as of March 31, 2005 and 2004, are as follows:

                                     Three Months Ended
                                         March 31,
                                     2005           2004
                                 ------------   -----------
Balances, Beginning              $ 11,666,604   $ 6,960,585
  Prepublication Cost Additions     2,401,985     1,363,255
  Amortization Expense               (995,694)     (727,024)
                                 ------------   -----------
Balances, Ending                 $ 13,072,895   $ 7,596,816
                                 ============   ===========

The estimated future amortization expense related to deferred prepublication costs is as follows:

For the remainder of 2005             $ 3,512,000
For the year ended December 31, 2006    4,075,000
For the year ended December 31, 2007    2,762,000
For the year ended December 31, 2008    1,557,000
For the year ended December 31, 2009      885,000
Thereafter                                282,000

NOTE 5 - Stock-Based Compensation

The Company grants options to its employees under its 1998 Stock Plan. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost is recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the three -month periods ended March 31, 2005, and 2004.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company's net loss and net loss per basic and diluted common share would have been as indicated below.

                                                             Three Months Ended
                                                                 March 31
                                                              2005         2004
                                                           ----------   ----------
Net Loss, as reported                                      $ (884,383)  $ (104,913)
Deduct total stock-based employee compensation
  expense determined under the fair value-based
  method for all rewards                                      (57,392)     (59,902)
                                                           ----------   ----------
Net Loss, proforma                                         $ (941,775)  $ (164,815)
                                                           ==========   ==========

Basic And Diluted Net Loss per Common Share, as reported   $    (0.23)  $    (0.03)
Basic And Diluted Net Loss per Common Share, proforma           (0.25)       (0.04)

The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net income or net income per common share for future years because options vest over several years and additional awards generally are made each year.

In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

This Statement will require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company will be required to apply FAS 123(R) beginning the first quarter of 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.

The Company has not yet completed their study of the transition methods or made any decisions about how the Company will adopt FAS 123. The pro forma compensation costs presented above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

NOTE 6 - Income Taxes
Income tax benefit for the first quarters ended March 31, 2005 and 2004, was computed using an estimated combined federal and state tax rate of 40%. The overall tax rate is expected to remain at approximately 40% for the remainder of 2005.

NOTE 7 - Subsequent Events
On April 5, 2005, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 500,000 shares of its common stock at a price based on market conditions at the time of effectiveness. The registration statement also includes an over-allotment option to sell an additional 75,000 shares solely to cover over-allotments made in the sale of the shares. The Company plans to use the proceeds to finance additional development of new and revised proprietary products, marketing programs and general and administrative expenses including working capital needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding the Company, its wholly owned subsidiary, the Peoples Publishing Group, Inc. ("PPG"), and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) changes in demand from customers, (2) changes in product or customer mix or revenues and in the level of operating expenses, (3) rapidly changing technologies and the Company's ability to respond thereto, (4) the impact of competitive products and pricing, (5) federal, state and local levels of educational spending, (6) the Company's and PPG's ability to retain qualified personnel, (7) PPG's ability to retain its distribution agreements in the College Preparation market, (8) the sufficiency of PPG's copyright protection, and (9) PPG's ability to continue to rely on the services of a third party warehouse, and other factors disclosed below and throughout this report. The actual results that the Company or PPG achieve may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

SEASONALITY

Each of our product lines has its own seasonality. The average revenue percentage by quarter for 2003 and 2004 is summarized in the table below.

                                1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
Test Preparation & Assessment        20%         23%           29%          28%
College Preparation                   7%         25%           58%          10%
Instruction                          17%         26%           34%          23%
             Total Revenue           15%         24%           40%          21%

THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004

Overview

Total net revenue decreased 5.9% for the first quarter of 2005 compared to the same period in 2004. Net Loss for the three months ended March 31, 2005, was $884,000, compared to $105,000 from the same period in 2004. The net loss is a result of lower revenue for the quarter compared to the prior year and higher Selling, General and Administrative expenses resulting primarily from planned, broad scale,new product line launches and increases in general corporate overhead.


                                                  Three Months Ended
                                                       March 31,
                                     2005         2004        Variance    % Variance
                                 ------------  -----------   ----------   ----------
Net Revenue
Test Preparation and Assessment  $ 3,990,000   $ 4,331,000   $ (341,000)     (7.9%)
College Preparation                  650,000       752,000     (102,000)    (13.6%)
Instruction                          224,000       148,000       76,000      51.4%
Professional Development              60,000             -       60,000       n/a
                                 -----------   -----------   ----------
           Total Net Revenue     $ 4,924,000   $ 5,231,000   $ (307,000)     (5.9%)
                                 ===========   ===========   ==========

Net Loss                         $  (884,000)  $  (105,000)  $ (779,000)

NET REVENUE

Test Preparation and Assessment

We create and sell print and Internet materials for use by schools to help prepare students for required state proficiency tests, grades 2-12. Our proprietary Measuring Up(R) test preparation and assessment products are standards-based, state-customized, instruction and classroom assessment tools designed to be an integral part of a school's instructional program throughout the school year.

In addition to our Measuring Up(R) print products, we have an electronic product, Measuring Up e-Path(TM). Measuring Up e-Path(TM) is an Internet-delivered assessment product developed for us by Cisco Learning Institute. Measuring Up e-Path(TM) enables schools and school districts to provide classroom level assessments, which, in turn, allows for informed instruction relative to state standards. Measuring Up e-Path(TM) delivers a detailed prescriptive instructional path for individual students tied into our other instructional materials or to other products in use within a school or district.

Test Preparation and Assessment product line revenue for the first quarter of 2005 was $4.0 million, a decrease of $341,000 from the same period in 2004. The decrease of 7.9% from 2004 to 2005 follows a revenue growth of 47.9% from 2003 to 2004, resulting in growth from 2003 to 2005 of 36.2%. The 2005 revenue fluctuation from 2004 is partially due to fluctuations in the timing of educational funding and partially due to the composition of the new and revised products that were released. In 2004, the new products introduced were primarily in states in which we had a significant presence and the revenue potential of those new products was quickly realized, whereas in 2005 the new publications were primarily in a new state and in one in which we are still developing our presence. Therefore, the impact of the new publications, in the short-term was not as significant as it was in 2004. It should be noted however that the first quarter is historically the lowest revenue generating quarter for this product line. At of the end of the first quarter of 2005, we had materials in 11 states, compared to 10 states in the first quarter of 2004. All Test Preparation and Assessment products are proprietary, and management believes this niche will continue to be the Company's fastest growth area in the future. This expansion is not without major competitors and similar efforts by other publishers will make this arena a hotly contested environment.

College Preparation

We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. In 2004, we expanded our product offerings by entering into semi-exclusive (exclusive for certain market segments and geographical areas) distribution contracts with four additional publishers. In addition to these distributed products, we also began publishing our own proprietary products for the college preparation market with the release of six new products. The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses.

College Preparation product line revenue for first quarter of 2005 was $650,000 compared to $752,000 in 2004, a decrease of 13.6%. Historically, revenue for the first quarter in this product line has accounted for approximately 7% of the total year revenue. As such, the timing of receipt of customer's orders causes fluctuations in the overall results. Revenue from the two major college publishers is down $140,000 from the prior year, but this has been partially offset by revenue increases in our proprietary products and our other distribution publishers. We are continuing to expand our sales and marketing efforts into the private and parochial school markets. We continue to be optimistic about the opportunities for growth in the high school College Preparation market.

Instruction

In response to the market demands generated by the No Child Left Behind Act of 2002, we made a strategic decision to shift our product line focus from general remedial instruction and multicultural education materials to state-specific, standards-based materials. In late 2003, we hired an editorial team in Austin, Texas to develop supplemental educational materials for this market niche. These materials provide supplemental instruction on particular subject areas such as reading comprehension, mathematics problem solving and vocabulary development. We published the first of these new products early in the fourth quarter of 2004. We continue to sell remedial and multicultural texts and related materials that were previously developed, but we are not investing in new development for these products. Essential to this strategy is the market alignment of the Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base.

Instruction revenue increased from $148,000 for the three months ended March 31, 2004 to $224,000 for the same period in 2005. The increase is a result of the new state-specific, standards-based materials, which generated revenue of $136,000. This was partially offset by the decrease in remedial and multicultural products as we continue to shift our strategic focus away from these products.

GROSS PROFIT AND COST OF REVENUE

Gross Profit for the first quarter of 2005 was $2.2 million, compared to $2.6 million for the same period in 2004. Gross Profit as a percent of revenue decreased from 50.4% in 2004 to 44.1% in 2005.

Cost of Revenue consists of two components, direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Direct costs for 2005 remained consistent with 2004 at 35.7% of revenue.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products, which include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed over a three-year or five-year period, based upon the product, beginning on the in-stock date of new and revised products. We believe our amortization policy is conservative and in line with industry practice. For the first quarter of 2005, we amortized $996,000 of prepublication costs, compared to $727,000 in 2004. The increase is a result of an increase in the number of products being amortized, including our new product offerings. In book publishing, prepublication expenditures serve as an important financial indicator of a company's commitment to new product development. For the three months ended March 31, 2005, our prepublication expenditures increased to $2.4 million, from $1.4 million for the same period in 2004, an increase of 76%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                    Three Months Ended
                                                         March 31,
                                         2005        2004       Variance   % Variance
                                     -----------  -----------  ---------  -----------
Selling, General and Administrative  $ 3,576,000  $ 2,783,000  $ 793,000      28.5%

The marketing and selling expenditures portion of the total increased $611,000 for the three-month period ended March 31, 2005 compared to the same period in the prior year. The increase is due to, expenses related to our planned, broad scale, new product line launches. Selling expense increased $223,000, primarily in salary and related expenses ($180,000) as a result of investment in our sales infrastructure throughout 2004, to support our growth. In addition, travel expense increased ($34,000) due to increased headcount. Marketing expenses increased $388,000, primarily due to increases in salaries and related expenses ($54,000), and catalog ($80,000), sample ($72,000) and promotion ($127,000)
expenses all related to new product introductions.

The general and administrative expenditures portion increased by $182,000 from the first quarter of 2004 compared to 2005. This fluctuation is due to increases in salaries and related expenses resulting from increased headcount and salary increases for existing staff, and general office and depreciation expense. In addition, outside consulting expenses increased due to the start-up of the new product line offerings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first quarter of 2005 was $4,000. Cash was primarily provided by our net loss offset by depreciation and amortization, further reduced by a decrease in accounts receivable and an increase in accounts payable and accrued expenses, offset primarily by increases in inventory, prepaid expenses and income taxes receivable.

Accounts receivable decreased $306,000 due to the cyclical nature of our revenue. This type of decrease is consistent with prior years. Accounts payable and accrued expenses increased $700,000 primarily due to an increase in inventory relating our new products and an increase in prepaid expenses related to upcoming marketing and promotional campaigns.

Net cash used in investing activities was $2.5 million, consisting primarily of prepublication cost expenditures of $2.4 million, and equipment purchases of $143,000.

Net cash provided by financing activities was $2.6 million, consisting primarily of net borrowings under our line of credit of $2.5 million, proceeds from long-term debt, used primarily to fund equipment purchases of $187,000, offset by principal payments on long-term debt of $77,000.

We have a $6,500,000 financing arrangement with a financial institution. The arrangement includes three separate revolving lines of credit. The arrangement provides for advances up to $4,000,000, subject to borrowing base restrictions limited to 80 percent of eligible accounts receivable and 35 percent of inventory. The second line of credit is for up to $2,000,000 and the third line of credit is for $500,000. The first two lines expire in February 2007, while the third line expires in February 2006. All three lines of credit bear interest at LIBOR plus 2.25 percent. At March 31, 2005, $5.1 million was outstanding under this arrangement, with approximately $150,000 still available for borrowing.

We also have an arrangement for a five-year reducing revolver, which expires in November 2008 in the amount of $500,000 at an interest rate of LIBOR plus 2.25 percent. At March 31, 2005, $408,000 was outstanding under this arrangement.

A summary of the Company's contractual cash obligations at March 31, 2005, excluding outstanding line of credit balances, is as follows:

                                                   PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS    TOTAL        2005       2006       2007       2008       2009
----------------------------  -----------  ---------  ---------  ---------  ---------  ---------
Capital Leases
(including interest portion)  $   705,000  $ 281,000  $ 259,000  $ 154,000  $  11,000  $       -

Operating Leases                2,427,000    434,000    573,000    559,000    474,000    387,000
                              -----------  ---------  ---------  ---------  ---------  ---------
Total                         $ 3,132,000  $ 715,000  $ 832,000  $ 713,000  $ 485,000  $ 387,000
                              ===========  =========  =========  =========  =========  =========

We believe that our cash and borrowing availability under our lines of credit, together with cash generated from operations, will be sufficient to meet our normal cash needs for the remainder of 2005. We intend to continue investing in prepublication costs for our proprietary products, using cash generated from operations, a portion of the proceeds from a proposed public offering of our common stock, and borrowings under our existing lines of credit or new lines of credit. As we develop more products, an additional investment in inventory will be required.

On April 5, 2005, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 500,000 shares of its common stock at a price based on market conditions at the time of effectiveness. The registration statement also includes an over-allotment option to sell an additional 75,000 shares solely to cover over-allotments made in the sale of the shares. The Company plans to use the proceeds to finance additional development of new and revised proprietary products, marketing programs and general and administrative expenses including working capital needs.

OFF-BALANCE SHEET ARRANGEMENTS

None

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company's significant accounting policies are summarized in the footnotes to our financial statements included in our December 31, 2004 Form 10-KSB. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

Revenue Recognition

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns are recorded as a reduction of accounts receivable and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription based revenue from its Measuring Up e-Path(TM) pro rata over the life of the agreement.

Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future sales. If future sales are not sufficient to realize the net carrying value of the asset, an impairment charge is recognized.

Allowance for Doubtful Accounts

The Company provides credit to its customers on a customer-by-customer basis. The Company reviews the accounts receivable aging on a monthly basis along with historical loss experience to estimate its allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 is believed to be adequate for any exposure to loss at March 31, 2005.

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $75,000 at March 31, 2005 is believed to be adequate to cover inventory loss exposure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to market risk related to interest rates. Based on average floating rate borrowing of $4.0 million, a one percent change in the applicable rate would have caused the Company's annual interest expense to change by approximately $40,000. The Company's management believes that these amounts are not material to the Company's earnings.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

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

(b) Changes in Internal Controls.

There have been no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the three months ended March 31, 2005, the Company did not issue any securities without registration under the Securities Act of 1933.

      During the three months ended March 31, 2005, the Company did not repurchase any of its equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

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

Dated: May 9, 2005                        PEOPLES EDUCATIONAL HOLDINGS, INC.

                                          By: /s/ Brian T. Beckwith
                                          --------------------------------------
                                          Brian T. Beckwith
                                          President and Chief Executive Officer