Form 10-Q
period 2005-06-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2005-08-12
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,384,198 shares of Common Stock (par value $0.02 per share) outstanding on July 30, 2005.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1: Financial Statements:

           Consolidated Balance Sheets as of June 30, 2005 (Unaudited)
              and December 31, 2004......................................     3
           Unaudited Consolidated Statements of Operations for the Three
              and Six Months Ended June 30, 2005 and 2004................     5
           Unaudited Consolidated Statement of Changes in Stockholders
              Equity.....................................................     6
           Unaudited Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2005 and 2004........................     7
           Condensed Notes to Consolidated Financial Statements
              (Unaudited)................................................     8

   Item 2: Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    11

   Item 3: Quantitative and Qualitative Disclosures About Market Risk....    20

   Item 4: Controls and Procedures.......................................    20

PART II. OTHER INFORMATION

   Item 1: Legal Proceedings.............................................    21

   Item 2: Unregistered Sales of Equity Securities and Use of Proceeds...    21

   Item 3: Defaults Upon Senior Securities...............................    21

   Item 4: Submission of Matters to a Vote of Security Holders...........    21

   Item 5: Other Information.............................................    21

   Item 6: Exhibits......................................................    21

SIGNATURES...............................................................    22

EXHIBITS.................................................................    23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                     June 30, 2005   December 31, 2004
                                                     -------------   -----------------
ASSETS
Current Assets
Cash and Cash Equivalents                             $   495,024       $   134,317
Accounts Receivable Net of Allowance for Doubtful
   Accounts of $40,000 and Allowance for Returns        4,304,352         2,167,814
Inventory                                               2,231,358         1,710,746
Advance Royalties                                              --            21,464
Prepaid Expenses and Other                                323,450           357,442
Income Taxes Receivable                                   661,526           101,026
Deferred Income Taxes                                      71,000            71,000
                                                      -----------       -----------
      Total Current Assets                              8,086,710         4,563,809
                                                      -----------       -----------
Equipment - At Cost, Less Accumulated Depreciation
   of $1,076,000 in 2005 and $920,000 in 2004             982,440           813,992
                                                      -----------       -----------
Other Assets
Deferred Prepublication Costs, Net                     15,271,506        11,666,604
Deposits and Other                                        296,016           101,609
                                                      -----------       -----------
      Total Other Assets                               15,567,522        11,768,213
                                                      -----------       -----------
Total Assets                                          $24,636,672       $17,146,014
                                                      ===========       ===========

See accompanying condensed notes to consolidated financial statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                 June 30, 2005   December 31, 2004
                                                 -------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long Term Obligations       $   363,642       $   274,327
Accounts Payable                                    6,755,287         3,911,278
Accrued Expenses                                      412,156           822,431
   Deferred Revenue                                   125,041           178,388
                                                  -----------       -----------
      Total Current Liabilities                     7,656,126         5,186,424
                                                  -----------       -----------
Long Term Obligations, less current maturities      6,646,406         3,275,379
Deferred Income Taxes                                 133,000           133,000
                                                  -----------       -----------
Total Liabilities                                  14,435,532         8,594,803
                                                  -----------       -----------
Stockholders' Equity
Common stock, $0.02 par value; authorized
   8,500,000 shares; issued and outstanding
   4,309,198 in 2005 and 3,809,198 in 2004             86,184            76,184

Additional Paid In Capital                          7,283,052         4,796,829
Retained Earnings                                   2,831,904         3,678,198
                                                  -----------       -----------
Total Stockholders' Equity                         10,201,140         8,551,211
                                                  -----------       -----------
Total Liabilities and Stockholders' Equity        $24,636,672       $17,146,014
                                                  ===========       ===========

See accompanying condensed notes to consolidated financial statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended          Six Months Ended
                                                               June 30                    June 30
                                                       -----------------------   -------------------------
                                                          2005         2004          2005          2004
                                                       ----------   ----------   -----------   -----------
Net Revenue                                            $9,493,361   $8,643,757   $14,416,954   $13,874,332

Cost of Revenue
   Direct Costs                                         4,358,597    3,756,729     6,114,587     5,624,086
   Prepublication Cost Amortization                     1,096,368      898,345     2,092,063     1,625,369
                                                       ----------   ----------   -----------   -----------
   Total                                                5,454,965    4,655,074     8,206,650     7,249,455

Gross Profit                                            4,038,396    3,988,683     6,210,304     6,624,877

Selling, General and Administrative Expenses            3,874,791    3,249,695     7,451,119     6,032,646
                                                       ----------   ----------   -----------   -----------

Income (Loss) from Operations                             163,605      738,988    (1,240,815)      592,231

Other Income (Expense)                                      1,187       (5,200)       (3,902)      (18,670)
Interest Expense                                          (97,202)     (23,742)     (162,077)      (38,228)
                                                       ----------   ----------   -----------   -----------

Net Income (Loss) Before Income Taxes                      67,590      710,046    (1,406,794)      535,333

Federal and State Income Tax Expense (Benefit)             29,500      283,800      (560,500)      214,000
                                                       ----------   ----------   -----------   -----------
Net Income (Loss)                                      $   38,090   $  426,246   $  (846,294)  $   321,333
                                                       ==========   ==========   ===========   ===========
Net Income (Loss) per Common Share
   Basic                                               $     0.01   $     0.11   $     (0.22)  $      0.08
   Diluted                                             $     0.01   $     0.11   $     (0.22)  $      0.08

Weighted-average Number of Common Shares Outstanding
   Basic                                                3,964,754    3,809,198     3,886,976     3,809,198
   Diluted                                              4,431,142    3,943,845     3,886,976     3,876,522
                                                       ==========   ==========   ===========   ===========

See accompanying condensed notes to consolidated financial statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                         Additional
                                               Common      Paid-In     Retained
                                               Stock       Capital     Earnings       Total
                                             ---------   ----------   ----------   -----------
Balance, December 31, 2004                    $76,184    $4,796,829   $3,678,198   $ 8,551,211

Net Proceeds from the Sale of Common Stock     10,000     2,486,223                  2,496,223
Net Loss                                                                (846,294)     (846,294)
                                              -------    ----------   ----------   -----------
Balance, June 30, 2005                        $86,184    $7,283,052   $2,831,904   $10,201,140
                                              =======    ==========   ==========   ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                         -----------------------------
                                                         June 30, 2005   June 30, 2004
                                                         -------------   -------------
Cash Flows From Operating Activities
Net Income (Loss)                                         $  (846,294)    $   321,333
Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operating Activities
   Depreciation                                               155,549         131,164
   Amortization of Prepublication Costs
      and Intangible Assets                                 2,092,077       1,625,369
Changes in Assets and Liabilities
   Accounts Receivable                                     (2,136,538)     (2,141,531)
   Inventory                                                 (520,612)        135,087
   Prepaid Expense and Other                                   33,992          47,186
   Advance Royalties                                           21,464          80,925
   Deposits and Other                                        (194,407)         21,726
   Accounts Payable and Accrued Expenses                    2,433,734         679,655
   Deferred Revenue                                           (53,347)             --
   Income Taxes Payable or Refundable                        (560,500)        131,000
                                                          -----------     -----------
      Net Cash Provided by Operating Activities               425,118       1,031,914
                                                          -----------     -----------

Cash Flows From Investing Activities
   Purchases of Equipment                                    (324,011)       (278,850)
   Expenditures for Prepublication Costs                   (5,696,965)     (3,230,281)
                                                          -----------     -----------
      Net Cash Used in Investing Activities                (6,020,976)     (3,509,131)
                                                          -----------     -----------

Cash Flows From Financing Activities
   Net (Payments) Borrowings Under Line of Credit          (1,681,914)      3,200,776
   Net Proceeds From the Sale of Common Stock               2,496,223              --
   Proceeds from Term Loan                                  5,000,000              --
   Proceeds from Long Term Debt                               307,063         300,836
   Principal Payments on Long Term Debt                      (164,807)       (101,092)
                                                          -----------     -----------
      Net Cash Provided By Financing Activities             5,956,565       3,400,520
                                                          -----------     -----------
      Net Increase in Cash and Cash Equivalents               360,707         923,303

Cash and Cash Equivalents
   Beginning of Period                                        134,317         426,629
                                                          -----------     -----------
   End of Period                                          $   495,024     $ 1,349,932
                                                          ===========     ===========

Supplemental Cash Flow Information
   Cash Payments for:
      Interest                                            $   162,077     $    38,228
      Income Taxes                                        $        --     $    84,000
                                                          ===========     ===========

See accompanying condensed notes to consolidated financial statements

Peoples Educational Holdings, Inc., and Subsidiary
Condensed Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended June 30, 2005, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.

NOTE 2 - Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns as of June 30, 2005, and December 31, 2004, were $495,000 and $433,000, respectively. These allowances are recorded as a reduction of accounts receivable and revenue and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription-based revenue from the Measuring Up e-Path pro rata over the life of the agreement.

NOTE 3 - Basic and Diluted Per Share Amounts

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share. Due to the net loss for the six months ended June 30, 2005, common stock equivalents of approximately 453,000 shares would have been anti-dilutive, and as a result were excluded from the calculation of diluted loss per share.

NOTE 4- Deferred Prepublication Costs

Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs and the balances as of June 30, 2005 and 2004, are as follows:

                                      Three Months Ended           Six Months Ended
                                            June 30                    June 30
                                   ------------------------   -------------------------
                                       2005         2004          2005          2004
                                   -----------   ----------   -----------   -----------
Balances, Beginning                $13,072,895   $7,596,816   $11,666,604   $ 6,960,585
   Prepublication Cost Additions     3,294,979    1,862,024     5,696,965     3,225,279
   Amortization Expense             (1,096,368)    (898,345)   (2,092,063)   (1,625,369)
                                   -----------   ----------   -----------   -----------
Balances, Ending                   $15,271,506   $8,560,495   $15,271,506   $ 8,560,495
                                   ===========   ==========   ===========   ===========

The estimated future amortization expense related to deferred prepublication costs is as follows:

For the remainder of 2005              $2,547,000
For the year ended December 31, 2006    4,865,000
For the year ended December 31, 2007    3,587,000
For the year ended December 31, 2008    2,403,000
For the year ended December 31, 2009    1,253,000
Thereafter                                617,000

NOTE 5 -  Financing Arrangements

In May of 2005, the Company entered into a new $12 million financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7,000,000 and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA. At June 30,2005, $1.4 million was outstanding under this facility, and $5.6 million was still available for borrowing.

     - The term loan is for $5,000,000 and matures in May 2012. The term loan provides for payments of interest only for the first twelve months and for 72 equal monthly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit. We do have the option to convert the term loan to a fixed rate, at prevailing rates anytime within the first 12 months of the agreement.

Borrowings under the facility are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiaries, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA and a minimum stockholders' equity, and prohibit net losses on a fiscal year basis. The credit agreement also provides that the Company may not declare or pay dividends, if an event of default exists or would exist under the credit agreement after giving effect to the dividend.

NOTE 6 - Stock-Based Compensation

The Company grants options to its employees under its 1998 Stock Plan. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost is recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the three and six-month periods ended June 30, 2005 and 2004.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Financial Accountings Standards Board ("FASB") Statement No. 123, the Company's net income (loss) and net income (loss) per basic and diluted common share would have been as indicated below.

                                                           Three Months Ended     Six Months Ended
                                                                June 30                June 30
                                                          -------------------   --------------------
                                                            2005       2004        2005       2004
                                                          --------   --------   ---------   --------
Net Income (Loss) as reported                             $ 38,090   $426,246   $(846,294)  $321,333
Deduct total stock-based employee compensation
   expense determined under the fair value-based
   method for all rewards                                  (57,392)   (34,604)   (114,785)   (69,208)
Net Income (Loss), proforma                               $(19,302)  $391,642   $(961,079)  $252,125
Basic Net Income (Loss) per Common Share, as reported     $   0.01   $   0.11   $   (0.22)  $   0.08
Basic Net Income (Loss) per Common Share, proforma            0.00       0.10       (0.25)      0.07
Diluted Net Income (Loss) per Common Share, as reported       0.01       0.11       (0.22)      0.08
Diluted Net Income (Loss) per Common Share, proforma          0.00       0.10       (0.25)      0.07

The above pro forma effects on net income (loss) and net income (loss) per basic and diluted common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards generally are made each year.

In December 2004, FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

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

The Company has not yet completed their study of the transition methods or made any decisions about how the Company will adopt FAS 123(R). The pro forma compensation costs presented above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

NOTE 7 - Income Taxes

Income tax benefit for the quarter and year to date, ended June 30, 2005 and 2004 was computed using an estimated combined federal and state tax rate of approximately 40%. The overall tax rate is expected to remain at approximately 40% for the remainder of 2005.

NOTE 8 - Stock Offering

On June 2, 2005, the Company completed a public offering of common stock for the sale of 500,000 shares at $6.30 per share. The proceeds of approximately $3.2 million were offset by approximately $650,000 in related offering costs, resulting in net proceeds of $2.5 million. All of the shares were sold by the Company. On July 6, 2005, an additional 75,000 shares of common stock were sold pursuant to the exercise of the underwriter's over-allotment option, which resulted in additional net proceeds to the Company of approximately $400,000.

NOTE 9 -Recently Issued Accounting Standards

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in estimate (prospectively) effected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe the adoption of FASB Statement 154 will have a material effect on our financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No.47, or "FIN 47," which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for us in fiscal 2006. We do not expect adoption of FIN 47 to have a material impact on our consolidated financial statements.

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

SEASONALITY

Each of our product lines has its own seasonality. The average revenue percentage by quarter for 2003 and 2004 is summarized in the table below.

                                1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                -----------   -----------   -----------   -----------
Test Preparation & Assessment       20%           23%           29%           28%
College Preparation                  7%           25%           58%           10%
Instruction                         17%           26%           34%           23%
   Total Revenue                    15%           24%           40%           21%

THREE MONTHS ENDED JUNE 30, 2005 VS. THREE MONTHS ENDED JUNE 30, 2004

Overview

Net revenue increased 9.8% for the second quarter of 2005 compared to the same period in 2004. Net income for the quarter was $38,000 in 2005, compared to $426,000 in 2004. The decrease in net income is a result of higher cost of revenue, as a percent of revenue, due to product revenue mix and higher selling, marketing, general and administrative expenses resulting primarily from the planned, broad scale, new product line launches and increases in general corporate overhead.

                                             Three Months Ended June 30,
                                  ------------------------------------------------
                                     2005         2004       Variance   % Variance
                                  ----------   ----------   ---------   ----------
Net Revenue
Test Preparation and Assessment   $5,243,000   $5,524,000   $(281,000)     (5.1%)
College Preparation                3,536,000    2,826,000     710,000      25.1%
Instruction                          638,000      294,000     344,000     117.0%
Professional Development              76,000           --      76,000       n/a
                                  ----------   ----------   ---------     -----
   Total                          $9,493,000   $8,644,000   $ 849,000       9.8%
                                  ==========   ==========   =========     =====
Net Income                        $   38,000   $  426,000   $(388,000)

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

Test Preparation and Assessment product line revenue for the second quarter of 2005 was $5.2 million, a decrease of $281,000 from the same period in 2004. The 5.1% decrease for the second quarter of 2005 versus 2004 followed a growth of 74.4% for the second quarter of 2004 versus 2003. This resulted in a net growth of 65.6% in revenue for the second quarter of 2005 versus 2003. The revenue fluctuation from 2004 to 2005 is due to several factors including the timing of a large sales order and changes in state learning standards and test formats. During 2004, we received and billed a large district order, of approximately $536,000. However, the equivalent order in 2005 is anticipated to be received during the third quarter. In addition, in late 2004, and early 2005, several states in which we have product, had or were in the process of changing their learning standards or test formats.

Although this has had a short-term impact on revenue, it represents a long-term opportunity, as we have responded to the market needs and published revised products to meet those changes. Many of revised products were completed during the first six months of 2005 with the balance to be completed during the third quarter. These revised products will be available for sale during the third and fourth quarters, which are historically the largest two revenue quarters for this product line. In addition, we continue to develop new products in existing states, especially California. At June 30, 2005, we had state specific product in 11 states. We will continue to significantly invest in the development of new proprietary materials for this product line as we feel this niche will continue to be a fast growth area in the future. The Test Preparation and Assessment market is highly competitive and competitors may pursue similar development and expansion efforts.

College Preparation

We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. In 2004, we expanded our product offerings by entering into semi-exclusive (exclusive for certain market segments and geographical areas) distribution contracts with five high school publishers and a niche college publisher. In addition to these distributed products, we also began, in late 2004 publishing our own proprietary products for the college preparation market. At June 30, 2005 we had developed 12 new products. The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses.

College Preparation product line revenue for the second quarter of 2005 was $3.5 million compared to $2.8 million in 2004, an increase of 25.1%. Revenue from the two major college publishers was up $659,000 from the prior year. The proprietary products and the new distribution agreements within this line accounted for the balance of the increase during the second quarter. The Company had no proprietary products during the same period in the prior year. We are continuing to invest in new proprietary product development as we continue to be optimistic about the opportunities for growth in this market niche.

Instruction

In response to the market demands generated by the No Child Left Behind Act of 2002, we made a strategic decision to shift our product line focus away from general remedial instruction and multicultural education materials to state-specific, standards-based materials. In late 2003, we established an editorial team in Austin, Texas to develop supplemental educational materials for this market niche. These materials provide supplemental instruction on particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. We published the first of these new products early in the fourth quarter of 2004. Essential to this strategy is the market alignment of the Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell remedial and multicultural texts and related materials that were previously developed, but we are not investing in new development for these products.

Instruction revenue for the second quarter increased from $294,000 in 2004 to $638,000 for the same period in 2005. The increase is a result of the new state-specific, standards-based materials, which generated revenue of $471,000. This increase was partially offset by a decrease in remedial and multicultural products revenue, as we continue to shift our strategic focus away from these products.

Professional Development

In late December 2004, we released our first print based Highly Qualified Teacher or HQT(TM) professional development product. The initial release was in one state, but as of June 30, 2005 we had 24 products in a total of three states. HQT(TM) modules meet the NCLB requirements that professional development should meet state content standards and HQT(TM) standards. Along with beginning proprietary publishing, we entered into a nonexclusive school distribution agreement with the largest and most prestigious professional development association.

Professional Development revenue for the quarter was $76,000. This product was still under development during the same period in 2004.

GROSS PROFIT AND COST OF REVENUE

Gross Profit for the second quarter of 2005 and 2004 remained constant at $4.0 million. Gross Profit as a percent of revenue decreased from 46.1% in 2004 to 42.5% in 2005. The decrease is primarily due to a change in revenue mix. College Preparation which has significantly lower gross profit then the other product lines increased from 32.7% of revenue for the second quarter of 2004 to 37.2% for the same period in 2005. In addition, Instruction revenue, which also has a lower gross margin than Testing and Assessment revenue, increased from 3.4% of total revenue in 2004 to 7.7% in 2005. Prepublication cost amortization for the quarter increased from $898,000 in 2004 to $1.1 million in 2005, as a result of our continued commitment to the development of new product.

Cost of Revenue consists of two components, direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Direct costs increased from 43.5% in 2004 to 45.9% in 2005. Product cost, a component of direct costs, increased as a percent of revenue from 34.9% in 2004 to 38.7% in 2005, due to the product revenue mix as discussed above. This increase was primarily offset by a decrease in royalty expense due to an increase in revenue not subject to royalties.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the second quarter of 2005, we amortized $1.1 million of prepublication costs, compared to $898,000 in 2004. The fluctuation is a result of an increase in the number of products being amortized, including our new product offerings. Prepublication expenditures serve as an important financial indicator of a company's commitment to new product development. Our prepublication expenditures increased 76% from $1.9 million in 2004 to $3.3 million in 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                Three Months Ended June 30,
                                      -----------------------------------------------
                                         2005         2004      Variance   % Variance
                                      ----------   ----------   --------   ----------
Selling, General and Administrative   $3,875,000   $3,250,000   $625,000      19.2%

Marketing expenses within this expense category increased $268,000 for the three-month period ended June 30, 2005 compared to the same period in the prior year. The increase is primarily due to additional expenses related to our planned, broad scale, new product line launches, including promotion, exhibit, book sample, catalog, internet and travel expense, which in total increased $149,000 in 2005 compared to the same period in 2004. In addition, salaries and related expenses increased $97,000 due to increased headcount and increased salaries for existing staff.

Selling expenses within this category increased $151,000, primarily in salary and related expenses ($99,000) as a result of the investment in our sales infrastructure throughout 2004. Travel expense increased $92,000 due to increased headcount and the promotion of our new product lines. This was offset by a decrease in 3rd party commission expense.

General and administrative expenses within this category increased by $206,000 from 2004 to 2005. This fluctuation is due to a $137,000 increase in salaries and related expenses resulting from increased headcount and increases for existing staff, and a $53,000 increase in general office expense. In addition, legal and accounting expenses increased $47,000 as a result of Sarbanes-Oxley compliance requirements.

SIX MONTHS ENDED JUNE 30, 2005 VS. SIX MONTHS ENDED JUNE 30, 2004

Overview

Net revenue increased 3.9% for the six-months ended June 30, 2005 compared to the same period in 2004. We had a net loss of $846,000 in 2005 compared to net income of $321,000 for the same period in 2004. The decrease in net income is a result of higher cost of revenue, as a percent of revenue, due to product revenue mix and higher selling, marketing, general and administrative expenses resulting primarily from our planned, broad scale, new product line launches and increases in general corporate overhead.

                                                Six Months Ended June 30,
                                  ----------------------------------------------------
                                      2005          2004        Variance    % Variance
                                  -----------   -----------   -----------   ----------
Net Revenue
Test Preparation and Assessment   $ 9,233,000   $ 9,854,000   $  (621,000)    (6.3%)
College Preparation                 4,186,000     3,578,000       608,000     17.0%
Instruction                           862,000       442,000       420,000     95.0%
Professional Development              136,000            --       136,000      n/a
                                  -----------   -----------   -----------     ----
   Total                          $14,417,000   $13,874,000   $   543,000      3.9%
                                  ===========   ===========   ===========     ====

Net Income (Loss)                 $  (846,000)  $   321,000   $(1,167,000)

NET REVENUE

Test Preparation and Assessment

Test Preparation and Assessment product line revenue for the six months ended June 30, 2005 was $9.2 million, a decrease of 6.3% compared to the same period in 2004. The decrease from 2004 to 2005 follows a revenue growth of 61.7% for the six-month period ending June 30, 2004 versus 2003. This resulted in a net growth of 51.5% in revenue for the first six months of 2005 versus 2003. The revenue fluctuation from 2004 to 2005 is due to several factors including the timing of a large sales order and changes in state learning standards and test formats. During 2004, we received and billed a large district order, of approximately $536,000, however the equivalent order in 2005 is anticipated to be received during the third quarter. In addition, in late 2004, and early 2005 several states in which we have product, had or were in the process of changing their learning standards or test formats.

Although this has had a short-term impact on revenue, it represents a long-term opportunity, as we have responded to the market needs and published revised products to meet those changes. Many of revised products were completed during the first six months of 2005, with the balance to be completed during the third quarter. These revised products will be available sale during the third and fourth quarters, which are historically the largest two revenue quarters for this product line. In addition, we continue to develop new products in existing states, especially California. We will continue to significantly invest in the development of new proprietary materials for this product line as we feel this niche will continue to be a fast growth area in the future. The Test Preparation and Assessment market is highly competitive and competitors may pursue similar development and expansion efforts.

College Preparation

College Preparation product line revenue for 2005 was $4.2 million, an increase of 17.0% from the same period in the prior year. Revenue from the two major college publishers was up $513,000 from the prior year. The new proprietary products within this line, and the new distribution agreements accounted for the balance of the increase in 2005. The Company had no proprietary products during the same period in the prior year. We are continuing to invest in new proprietary product development, and we will continue our sales and marketing efforts into the private and parochial school markets as we continue to be optimistic about the opportunities for growth in this market niche.

Instruction

Instruction revenue increased from $442,000 in 2004 to $862,000 for the same period in 2005. The increase is a result of the new state-specific, standards-based materials, which generated revenue of $607,000. This was partially offset by the decrease in remedial and multicultural products, as we continue to shift our strategic focus away from these products.

Professional Development

Professional Development revenue for the six-month ended June 30, 2005 was $136,000. This product was still under development during the same period in 2004.

GROSS PROFIT AND COST OF REVENUE

Gross Profit for the six months ended June 30, 2005 was $6.2 million compared to $6.6 million in for the same period in 2004. Gross Profit as a percent of revenue decreased from 47.7% in 2004 to 43.1% in 2005. The decrease is partially due to revenue mix. College Preparation which has significantly lower gross profit then the other product lines increased from 25.8% of total revenue in 2004 to 29.0% in 2005. In addition, Instruction revenue, which also has a lower gross margin than Testing and Assessment revenue, increased from 3.2% of total revenue in 2004 to 6.0% in 2005. Prepublication cost amortization increased from $1.6 million to $2.1 million as a result of our continued commitment to the development of new product.

Cost of Revenue consists of two components, direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Direct costs for 2005 increased from 40.5% in 2004 to 42.4% in 2005. Product cost, a component of direct costs increased from 31.0% of revenue in 2004 to 34.2% in 2005, due to product revenue mix as discussed above. This increase was partially offset by a decrease in royalty expense as a result of an increase in non-royalty revenue and a decrease in warehouse fulfillment expense.

For 2005, we amortized $2.1 million of prepublication costs, compared to $1.6 million in 2004. The fluctuation is a result of an increase in the number of products being amortized, including our new product offerings. Prepublication expenditures serve as an important financial indicator of a company's commitment to new product development. Prepublication expenditures increased 76% from $3.2 million in 2004 to $5.7 million in 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                  Six Months Ended June 30,
                                      -------------------------------------------------
                                         2005         2004       Variance    % Variance
                                      ----------   ----------   ----------   ----------
Selling, General and Administrative   $7,451,000   $6,033,000   $1,418,000      23.5%

Marketing expenditures within this category, increased $655,000 for the six-month period ended June 30, 2005 compared to the same period in the prior year. The increase is primarily due to additional expenses related to our planned, broad scale, new product line launches including promotion, exhibit, book sample, catalog, internet and travel expense which in total increased $436,000 in 2005 compared to 2004. In addition, salaries and related expenses increased $173,000 due to increased headcount and increases for existing staff.

Selling expense within this category increased $375,000 from 2004 to 2005, primarily in salary and related expenses ($273,000) as a result of investment in our sales infrastructure throughout 2004. In addition, travel expense increased ($126,000) due to increased headcount and promotion of our new product lines. These increases were offset by a decrease in 3rd party commission expense.

The general and administrative expenditures portion increased by $388,000 for the first six months of 2005 compared to the same period in 2004. Salaries and related expenses rose, $268,000 as a result of increased headcount and salary adjustments for existing personnel. General office expense increased $51,000 and legal and accounting expenses increased $54,000 as a result of Sarbanes-Oxley compliance requirements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six-month period ending June 30, 2005 was $425,000. Cash was primarily provided by our predepreciation and amortization profitability, and an increase in accounts payable and accrued expenses, offset primarily by increases in accounts receivable, inventory, and refundable income taxes.

Accounts receivable increased $2.1 million due to the cyclical nature of the business. Revenue for the last two months of the second quarter of 2005 was $3.0 million higher than the last two month of the fourth quarter, accounting for the higher outstanding balance. The higher revenue was offset by increased collections. This type of increase is consistent with prior years. Inventory increased as a result of new product offerings and the seasonal increase necessary to support third and fourth quarters anticipated revenue. Accounts payable and accrued expenses increased $2.4 million to cover increased cash requirements related to higher accounts receivable and inventory levels caused by the cyclical nature of our revenue cycle.

Net cash used in investing activities was $6.0 million, consisting primarily of prepublication cost expenditures of $5.7 million, and equipment purchases of $300,000.

Net cash provided by financing activities was $6.0 million, consisting of proceeds from long-term debt and term debt of $5.3 million, and $2.5 million in net proceeds from the sale of 500,000 shares, offset by net repayments under our line of credit of $1.7 million, and principal payments on long-term debt of $165,000.

In May of 2005, we entered into a new $12 million financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7,000,000 and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA . At June 30,2005, $1.4 million was outstanding under this facility, and $5.6 million was still available for borrowing.

     - The term loan is for $5,000,000 and matures in May 2012. The term loan provides for payments of interest only for the first twelve months and for 72 equal monthly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit. We do have the option to convert the term loan to a fixed rate, at prevailing rates anytime within the first 12 months of the agreement.

Borrowings under the facility are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiaries, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA and a minimum stockholders' equity, and prohibit net losses on a fiscal year basis. The credit agreement also provides that the Company may not declare or pay dividends, if an event of default exists or would exist under the credit agreement after giving effect to the dividend.

On June 2, 2005, we completed a public offering of common stock, netting approximately $2.5 million from the sale of 500,000 shares. The common stock was priced at $6.30 per share. All of the shares were sold by the Company. On July 6, 2005, we sold an additional 75,000 shares of common stock pursuant to the exercise of the underwriter's over-allotment option, which resulted in additional net proceeds of approximately $400,000.

A summary of our contractual cash obligations at June 30, 2005, excluding outstanding line of credit balances, is as follows:

                                                            PAYMENTS DUE BY PERIOD
                                  --------------------------------------------------------------------------
                                               REMAINDER
CONTRACTUAL CASH OBLIGATIONS         TOTAL      OF 2005       2006         2007         2008         2009
-------------------------------   ----------   ---------   ----------   ----------   ----------   ----------
Term Loan
   (including interest portion)   $3,862,000    $150,000   $  730,000   $  994,000   $  994,000   $  994,000
Capital Leases
   (including interest portion)      741,000     210,000      303,000      198,000       30,000           --
Operating Leases                   2,297,000     292,000      580,000      563,000      475,000      387,000
                                  ----------    --------   ----------   ----------   ----------   ----------
Total                             $6,900,000    $652,000   $1,613,000   $1,755,000   $1,499,000   $1,381,000
                                  ==========    ========   ==========   ==========   ==========   ==========

We believe that our cash and borrowing availability under our financing arrangements, together with cash generated from operations, will be sufficient to meet our normal cash needs for the remainder of 2005. We intend to continue investing in prepublication costs for our proprietary products, using cash generated from operations, a portion of the proceeds from the public offering of our common stock, and borrowings under financing arrangements. As we develop more products, additional investments in inventory will be required.

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

Revenue Recognition

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns are recorded as a reduction of accounts receivable and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription based revenue from its Measuring Up e-Path(TM) pro-rata over the life of the agreement.

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

Allowance for Doubtful Accounts

The Company provides credit to its customers on a customer-by-customer basis. The Company reviews the accounts receivable aging on a monthly basis along with historical loss experience to estimate its allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 is believed to be adequate for any exposure to loss at June 30, 2005.

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $30,000 at June 30, 2005 is believed to be adequate to cover inventory loss exposure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to market risk related to interest rates. Based on average floating rate borrowing of $7.0 million, a one percent change in the applicable rate would have caused the Company's annual interest expense to change by approximately $70,000. The Company's management believes that these amounts are not material to the Company's earnings.

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

(b) Changes in Internal Controls.

There have been no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2005, the Company did not issue any securities without registration under the Securities Act of 1933.

     During the three months ended June 30, 2005, the Company did not repurchase any of its equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2005, the Company held its Annual Meeting of Stockholders. At the meeting, the following persons were elected to the Company's Board of Directors:

                       Votes      Votes
                        For      Against
                     ---------   -------
Brian Beckwith       3,529,341     8,192
John Bergstrom       3,525,941    11,592
Richard Casabonne    3,529,341     8,192
Anton Christianson   3,537,533         0
James Dolan          3,537,533         0
Diane Miller         3,529,091     8,442
James Peoples        3,529,341     8,192

The appointment of the Company's auditors, McGladrey & Pullen LLP, was ratified by the stockholders, with 3,534,588 votes for; 2,790 votes against; 155 votes abstaining.

An amendment to the Company's 1998 Stock Plan increasing the number of shares available for issuance under the plan by 200,000 shares, was approved by the stockholders, with 3,500,567 votes for; 12,642 votes against; 150 votes abstaining.

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

Dated: August 12, 2005                 PEOPLES EDUCATIONAL HOLDINGS, INC.


                                       By: /s/ Brian T. Beckwith
                                           -------------------------------------
                                           Brian T. Beckwith
                                           President and Chief Executive Officer