Form 10-Q
period 2005-09-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2005-11-14
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,384,198 shares of Common Stock (par value $0.02 per share) outstanding on October 31, 2005.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1: Financial Statements:
           Consolidated Balance Sheets as of September 30, 2005
              (Unaudited) and December 31, 2004..........................     3
           Unaudited Consolidated Statements of Income for the Three and
              Nine Months Ended September 30, 2005 and 2004..............     5
           Unaudited Consolidated Statement of Changes in Stockholders
              Equity for the Nine Months Ended September 30, 2005 .......     6
           Unaudited Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2005 and 2004...................     7
           Condensed Notes to Consolidated Financial Statements
              (Unaudited)................................................     8
   Item 2: Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    11
   Item 3: Quantitative and Qualitative Disclosures About Market Risk....    19
   Item 4: Controls and Procedures.......................................    19

PART II.   OTHER INFORMATION

   Item 1: Legal Proceedings.............................................    20
   Item 2: Unregistered Sales of Equity Securities and Use of Proceeds...    20
   Item 3: Defaults Upon Senior Securities...............................    20
   Item 4: Submission of Matters to a Vote of Security Holders...........    20
   Item 5: Other Information.............................................    20
   Item 6: Exhibits......................................................    20

SIGNATURES...............................................................    21

EXHIBITS.................................................................    22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                     September 30,   December 31,
                                                          2005           2004
                                                     -------------   ------------
ASSETS

Current Assets
Cash and Cash Equivalents                             $   686,425     $   134,317
Accounts Receivable Net of Allowance for
   Doubtful Accounts and Returns                        6,207,500       2,167,814
Inventory                                               2,586,303       1,710,746
Advance Royalties                                              --          21,464
Prepaid Expenses and Other                                431,339         357,442
Income Taxes Receivable                                        --         101,026
Deferred Income Taxes                                      71,000          71,000
                                                      -----------     -----------
   Total Current Assets                                 9,982,567       4,563,809
                                                      -----------     -----------
Equipment - At Cost, Less Accumulated Depreciation
   of $1,160,000 in 2005 and $920,000 in 2004             976,044         813,992
                                                      -----------     -----------
Other Assets
Deferred Prepublication Costs, Net                     16,954,395      11,666,604
Trademarks, Net                                            78,192          57,486
Deposits and Other                                         93,739          44,123
                                                      -----------     -----------
   Total Other Assets                                  17,126,326      11,768,213
                                                      -----------     -----------
Total Assets                                          $28,084,937     $17,146,014
                                                      ===========     ===========

See accompanying condensed notes to consolidated financial statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                         September 30, 2005   December 31, 2004
                                                                         ------------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations                                  $   316,863         $   274,327
Accounts Payable                                                               9,350,907           3,911,278
Accrued Expenses                                                                 751,398             822,431
Income Taxes Payable                                                              18,441                  --
Deferred Revenue                                                                 393,332             178,388
                                                                             -----------         -----------
   Total Current Liabilities                                                  10,830,941           5,186,424
                                                                             ===========         ===========

Long Term Obligations, less current maturities                                 5,506,474           3,275,379
Deferred Income Taxes                                                            133,000             133,000
                                                                             -----------         -----------
Total Liabilities                                                             16,470,415           8,594,803
                                                                             ===========         ===========
Stockholders' Equity
Common stock, $0.02 par value; authorized 8,500,000 shares; issued and
   outstanding 4,384,198 in 2005 and 3,809,198 in 2004                            87,684              76,184
Additional Paid In Capital                                                     7,662,424           4,796,829
Retained Earnings                                                              3,864,414           3,678,198
                                                                             -----------         -----------
Total Stockholders' Equity                                                    11,614,522           8,551,211
                                                                             -----------         -----------
Total Liabilities and Stockholders' Equity                                   $28,084,937         $17,146,014
                                                                             ===========         ===========

See accompanying condensed notes to consolidated financial statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended          Nine Months Ended
                                                              September 30                 September 30
                                                       -------------------------   -------------------------
                                                           2005          2004          2005          2004
                                                       -----------   -----------   -----------   -----------
Net Revenue                                            $13,995,061   $12,416,906   $28,412,018   $26,291,238
Cost of Revenue
   Direct Costs                                          7,065,677     6,077,504    13,180,264    11,701,590
   Prepublication Cost Amortization                      1,178,973       909,654     3,271,036     2,535,023
                                                       -----------   -----------   -----------   -----------
   Total                                                 8,244,650     6,987,158    16,451,300    14,236,613

Gross Profit                                             5,750,411     5,429,748    11,960,718    12,054,625

Selling, General and Administrative Expenses             3,904,869     3,489,813    11,356,000     9,522,459
                                                       -----------   -----------   -----------   -----------
Income from Operations                                   1,845,542     1,939,935       604,718     2,532,166

Other Expenses, Net                                          4,935         2,916         8,837        21,586
Interest Expense                                           128,088        30,276       290,165        68,504
                                                       -----------   -----------   -----------   -----------
Net Income Before Income Taxes                           1,712,519     1,906,743       305,716     2,442,076

Federal and State Income Tax Expense                       680,000       737,000       119,500       951,000
                                                       -----------   -----------   -----------   -----------
Net Income                                             $ 1,032,519   $ 1,169,743   $   186,216   $ 1,491,076
                                                       ===========   ===========   ===========   ===========
Net Income per Common Share
   Basic                                               $      0.24   $      0.31   $      0.05   $      0.39
   Diluted                                             $      0.21   $      0.30   $      0.04   $      0.38
Weighted-average Number of Common Shares Outstanding
   Basic                                                 4,380,865     3,809,198     4,051,605     3,809,198
   Diluted                                               4,824,762     3,943,845     4,490,161     3,898,963
                                                       ===========   ===========   ===========   ===========

See accompanying condensed notes to consolidated financial statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                       Additional
                                              Common     Paid-In     Retained
                                              Stock      Capital     Earnings       Total
                                             -------   ----------   ----------   -----------
Balance, December 31, 2004                   $76,184   $4,796,829   $3,678,198   $ 8,551,211
Net Proceeds from the Sale of Common Stock    11,500    2,865,595           --     2,877,095
Net Income                                        --           --      186,216       186,216
                                             -------   ----------   ----------   -----------
Balance, September 30, 2005                  $87,684   $7,662,424   $3,864,414   $11,614,522
                                             =======   ==========   ==========   ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine Months Ended
                                                                   ---------------------------------------
                                                                   September 30, 2005   September 30, 2004
                                                                   ------------------   ------------------
Cash Flows From Operating Activities
Net Income                                                            $   186,216          $ 1,491,076
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
      Depreciation                                                        239,843              208,341
      Amortization of Prepublication Costs and Intangible Assets        3,273,152            2,535,023
Changes in Assets and Liabilities
      Accounts Receivable                                              (4,039,686)          (3,384,915)
      Inventory                                                          (875,557)             (41,701)
      Prepaid Expense and Other                                           (73,897)              (8,782)
      Advance Royalties                                                    21,464              112,588
      Deposits and Other                                                  (49,617)                 371
      Accounts Payable and Accrued Expenses                             5,368,596            3,494,782
      Deferred Revenue                                                    214,944                   --
      Income Taxes Payable or Refundable                                  119,467              611,900
                                                                      -----------          -----------
         Net Cash Provided by Operating Activities                      4,384,925            5,018,683
                                                                      -----------          -----------

Cash Flows From Investing Activities
      Purchases of Equipment                                             (401,895)            (329,357)
      Expenditures for Intangibles                                        (22,821)             (10,151)
      Expenditures for Prepublication Costs                            (8,558,827)          (5,542,719)
                                                                      -----------          -----------
         Net Cash Used in Investing Activities                         (8,983,543)          (5,882,227)
                                                                      -----------          -----------

Cash Flows From Financing Activities
      Net Borrowings Under Line of Credit                              (2,775,900)             558,010
      Net Proceeds From the Sale of Common Stock                        2,877,095                   --
      Proceeds from Term Loan                                           5,000,000                   --
      Proceeds from Long Term Debt                                        307,063              300,836
      Principal Payments on Long Term Debt                               (257,532)            (148,938)
                                                                      -----------          -----------
         Net Cash Provided By Financing Activities                      5,150,726              709,908
                                                                      -----------          -----------
         Net Increase (Decrease) in Cash and Cash Equivalents             552,108             (153,636)

Cash and Cash Equivalents
      Beginning of Period                                                 134,317              426,629
                                                                      -----------          -----------
      End of Period                                                   $   686,425          $   272,993
                                                                      ===========          ===========
Supplemental Cash Flow Information
      Cash Payments for:
         Interest                                                     $   290,165          $    68,504
         Income Taxes                                                 $        --          $   340,500
                                                                      ===========          ===========

See accompanying condensed notes to consolidated financial statements

Peoples Educational Holdings, Inc., and Subsidiary
Condensed Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended September 30, 2005, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.

NOTE 2 - Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns as of September 30, 2005, and December 31, 2004, were $666,000 and $433,000, respectively. These allowances are recorded as a reduction of accounts receivable and revenue and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription-based revenue from the Measuring Up e-Path pro rata over the life of the agreement.

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

NOTE 4- Deferred Prepublication Costs

Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs and the balances as of September 30, 2005 and 2004, are as follows:

                                      Three Months Ended          Nine Months Ended
                                         September 30                September 30
                                   ------------------------   -------------------------
                                       2005         2004          2005          2004
                                   -----------   ----------   -----------   -----------
Balances, Beginning                $15,271,506   $8,560,495   $11,666,604   $ 6,960,585
   Prepublication Cost Additions     2,861,862    2,317,440     8,558,827     5,542,719
   Amortization Expense             (1,178,973)    (909,654)   (3,271,036)   (2,535,023)
                                   -----------   ----------   -----------   -----------
Balances, Ending                   $16,954,395   $9,968,281   $16,954,395   $ 9,968,281
                                   ===========   ==========   ===========   ===========

The estimated future amortization expense related to the above deferred prepublication costs is as follows:

For the remainder of 2005              $1,223,000
For the year ended December 31, 2006    4,924,000
For the year ended December 31, 2007    4,384,000
For the year ended December 31, 2008    3,219,000
For the year ended December 31, 2009    2,057,000
Thereafter                              1,147,000

Future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.

NOTE 5 - Finite Life Intangibles

Finite life intangibles include costs incurred for patents and trademarks. Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances as of September 30, 2005 and 2004 are as follows:

                          Three Months Ended   Nine Months Ended
                             September 30         September 30
                          ------------------   -----------------
                             2005      2004      2005      2004
                           -------   -------   -------   -------
Balances, Beginning        $77,491   $40,504   $57,486   $36,006
   Additions                 1,657    17,820    22,821    22,891
   Amortization Expense       (956)     (419)   (2,115)     (992)
                           -------   -------   -------   -------
Balances, Ending           $78,192   $57,905   $78,192   $57,905
                           =======   =======   =======   =======

The estimated future amortization expense related to these intangibles over the next five years is as follows:

For the remainder of 2005              $1,500
For the year ended December 31, 2006    5,500
For the year ended December 31, 2007    5,500
For the year ended December 31, 2008    5,500
For the year ended December 31, 2009    5,500

NOTE 6 - Financing Arrangements

In May of 2005, the Company entered into a new $12 million financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7,000,000 and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA. At September 30, 2005, $300,000 was outstanding under this facility, and $6.7 million was still available for borrowing.

     - The term loan is for $5,000,000 and matures in May 2012. The term loan provides for payments of interest only for the first twelve months and for 72 equal monthly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit. We have the option to convert the term loan to a fixed rate, at prevailing rates anytime within the first 12 months of the agreement.

Borrowings under the facility are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiaries, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA and a minimum stockholders' equity, and prohibit net losses on a fiscal year basis. The credit agreement also provides that the Company may not declare or pay dividends if an event of default exists or would exist under the credit agreement after giving effect to the dividend.

NOTE 7 - Stock-Based Compensation

The Company grants options to its employees under its 1998 Stock Plan. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost is recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the three and nine-month periods ended September 30, 2005 and 2004.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Financial Accountings Standards Board ("FASB") Statement No. 123, the Company's net income and net income per basic and diluted common share would have been as indicated below.

                                                      Three Months Ended        Nine Months Ended
                                                         September 30             September 30
                                                   -----------------------   ----------------------
                                                      2005         2004         2005        2004
                                                   ----------   ----------   ---------   ----------
Net Income, as reported                            $1,032,519   $1,169,743   $ 186,216   $1,491,076
Deduct total stock-based employee compensation
   expense determined under the fair value-based
   method for all rewards                             (57,392)     (35,104)   (172,177)    (105,313)
Net Income, proforma                               $  975,127   $1,134,639   $  14,039   $1,385,763

Basic Net Income per Common Share, as reported     $     0.24   $     0.31   $    0.05   $     0.39
Basic Net Income per Common Share, proforma              0.22         0.30        0.00         0.36
Diluted Net Income per Common Share, as reported         0.21         0.30        0.04         0.38
Diluted Net Income per Common Share, proforma            0.19         0.29        0.00         0.36

The above pro forma effects on net income and net income per basic and diluted common share are not likely to be representative of the effects on reported net income or net income per common share for future years because options vest over several years and additional awards generally are made each year.

In December 2004, FASB published Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, and its related interpretive guidance.

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

The Company has not yet completed their study or made any decisions about how the Company will adopt FAS 123(R). The pro forma compensation costs presented above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

NOTE 8 - Income Taxes

Income tax expense for the quarter and year to date, ended September 30, 2005 and 2004 was computed using an estimated combined federal and state tax rate of approximately 40%. The overall tax rate is expected to remain at approximately 40% for the remainder of 2005.

NOTE 9 - Stock Offering

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 VS. THREE MONTHS ENDED SEPTEMBER 30, 2004

Overview

Net revenue increased 12.7% for the third quarter of 2005 compared to the same period in 2004. Net income for the quarter was $1,033,000 in 2005, compared to $1,170,000 in 2004. Net income decreased $137,000 from the prior year primarily due to higher direct costs, as a percent of revenue, due to product revenue mix and an increase in prepublication cost amortization as a result of an increase in the number of published titles. In addition, selling, marketing, general and administrative expenses increased as a result of the planned, broad scale, new product line launches.

                                            Three Months Ended September 30
                                  ---------------------------------------------------
                                      2005          2004       Variance    % Variance
                                  -----------   -----------   ----------   ----------
Net Revenue
Test Preparation and Assessment   $ 6,292,000   $ 5,839,000   $  453,000       7.8%
College Preparation                 6,879,000     6,351,000      528,000       8.3%
Instruction                           776,000       227,000      549,000     241.9%
Professional Development               48,000            --       48,000       n/a
                                  -----------   -----------   ----------     -----
   Total                          $13,995,000   $12,417,000   $1,578,000      12.7%
                                  ===========   ===========   ==========     =====
Net Income                        $ 1,033,000   $ 1,170,000   $ (137,000)

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

Test Preparation and Assessment product line revenue for the third quarter of 2005 was $6.3 million, an increase of $453,000 (7.8%) from the same period in 2004. This increase did not include a large district order that we anticipated to be billed in the third quarter, as this order was not received or shipped until October 2005.

In late 2004 and early 2005, several states in which we have product had changed or were in the process of changing their learning standards or test formats. Although this is having a short-term adverse impact on revenue, it represents a long-term opportunity, as we have responded to the market needs and published revised products to meet those changes. Many of revised products were completed as of September 30, 2005. We continue to develop new products in existing states, especially California, and we entered a new state, Georgia, in 2005. At September 30, 2005, we had state specific product in 11 states. We will continue to significantly invest in the development of new proprietary materials for this product line as we feel this niche will continue to be a fast growth area in the future. The Test Preparation and Assessment market is highly competitive and competitors may pursue similar development and expansion efforts.

College Preparation

We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. In 2004, we expanded our product offerings by entering into semi-exclusive (exclusive for certain market segments and geographical areas) distribution contracts with four additional publishers. In addition to these distributed products, we also began publishing our own proprietary products for the college preparation market. At September 30, 2005 we had developed 12 new products. The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses.

College Preparation product line revenue for the third quarter of 2005 was $6.9 million compared to $6.4 million in 2004, an increase of 8.3%. Revenue from the two major college publishers was up $425,000 from the prior year. The proprietary products and the new distribution agreements within this line accounted for the balance of the increase during the third quarter. We are continuing to invest in new proprietary product development as we continue to be optimistic about the opportunities for growth in this market niche.

Instruction

In response to the market demands generated by the No Child Left Behind Act of 2002, we made a strategic decision to shift our Instruction product line focus away from general remedial instruction and multicultural education materials to state-specific, standards-based materials. In late 2003, we established an editorial team in Austin, Texas to develop supplemental educational materials for this market niche. These materials provide supplemental instruction on particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. We published the first of these new products early in the fourth quarter of 2004. Essential to this strategy is the market alignment of the Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell remedial and multicultural texts and related materials that were previously developed, but we are not investing in new development for these products.

Instruction revenue for the third quarter increased from $227,000 in 2004 to $776,000 for the same period in 2005. The majority of the increase was a result of the new state-specific, standards-based materials, as we continue to shift our strategic focus away from the general remedial instruction and multicultural products.

Professional Development

In late December 2004, we released our first print based Highly Qualified Teacher or HQT(TM) professional development product. As of September 30, 2005 we had 26 products in a total of four states. HQT(TM) modules meet the NCLB requirements that professional development should meet state content standards and HQT(TM) standards. Along with beginning proprietary publishing, we entered into a nonexclusive school distribution agreement with one of the largest and most prestigious professional development associations.

Professional Development revenue for the quarter was $48,000. There was no revenue during the equivalent time in 2004 as this product line was still under development.

GROSS PROFIT AND COST OF REVENUE

Gross Profit for the third quarter of 2005 was $5.8 million compared to $5.4 million during the same period in 2004. Gross Profit as a percent of revenue decreased from 43.7% in 2004 to 41.1% in 2005. The decrease is due to an increase in prepublication cost amortization as a result of our continued commitment to the development of new products, and an increase in direct costs as a percentage of revenue due to changes in product mix, as gross profit fluctuates significantly between product lines. Cost of Revenue consists of two components, direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Direct costs increased as a percentage of revenue from 48.9% in 2004 to 50.5% in 2005. Product cost, a component of direct costs, accounted for a majority of the fluctuation as it increased as a percent of revenue from 43.0% in 2004 to 44.9% in 2005, primarily due to the changes in product revenue mix as discussed above.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the third quarter of 2005, we amortized $1.2 million of prepublication costs, compared to $910,000 in 2004. The fluctuation is a result of an increase in the number of products being amortized, including our new product offerings. Prepublication expenditures serve as an important financial indicator of a company's commitment to new product development. Our prepublication expenditures increased 23.8% from $2.3 million in 2004 to $2.9 million in 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                              Three Months Ended September 30,
                                      -----------------------------------------------
                                         2005         2004      Variance   % Variance
                                      ----------   ----------   --------   ----------
Selling, General and Administrative   $3,905,000   $3,490,000   $415,000      11.9%

Marketing expenses within this expense category increased $59,000 for the third quarter of 2005 compared to same period in 2004, but decreased as a percent of revenue from 4.9% to 4.7%. The fluctuation is primarily due to a $49,000 increase in salaries and related expenses due to increased headcount and increased salaries for existing staff.

Selling expenses within this category increased $386,000, primarily in salary and related expenses ($189,000) as a result of the investment in our sales infrastructure and in commission expense to both inside and field representatives ($179,000) due to increased revenue.

General and administrative expenses within this category for the quarter remained relatively consistent with the prior year, decreasing by $30,000 (2.4%)

NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. NINE MONTHS ENDED SEPTEMBER 30, 2004

Overview

Net revenue increased 8.1% for the nine months ended September 30, 2005 compared to the same period in 2004. Net income was $186,000 compared to $1,491,000 for the same period in 2004. The decrease in net income is a result of higher cost of revenue, as a percent of revenue, due to product revenue mix and higher selling, marketing, general and administrative expenses resulting primarily from our planned, broad scale, new product line launches and increases in general corporate overhead.

                                             Nine Months Ended September 30,
                                  ----------------------------------------------------
                                      2005          2004        Variance    % Variance
                                  -----------   -----------   -----------   ----------
Net Revenue
Test Preparation and Assessment   $15,525,000   $15,693,000   $  (168,000)     (1.1%)
College Preparation                11,065,000     9,929,000     1,136,000      11.4%
Instruction                         1,637,000       669,000       968,000     144.7%
Professional Development              185,000            --       185,000       n/a
                                  -----------   -----------   -----------     -----
   Total                          $28,412,000   $26,291,000   $ 2,121,000       8.1%
                                  ===========   ===========   ===========     =====
Net Income                        $   186,000   $ 1,491,000   $(1,305,000)

NET REVENUE

Test Preparation and Assessment

Test Preparation and Assessment product line revenue for the nine months ended September 30, 2005 was $15.5 million, a decrease of 1.1% compared to the same period in 2004. The revenue fluctuation from 2004 to 2005 is due to several factors including the timing of a large sales order and changes in state learning standards and test formats. During the nine months ended September 30, 2004, we received and billed a large district order, of approximately $536,000; no such billing took place for the nine months ended September 30, 2005. We have however received an order from that same district during the fourth quarter of 2005 in the amount of $303,000 of which approximately $240,000 is expected to be billed in 2005.

In addition, in late 2004 and early 2005 several states in which we have product had changed or were in the process of changing their learning standards or test formats. Although this has had a short-term adverse impact on revenue, it represents a long-term opportunity, as we have responded to the market needs and published revised products to meet those changes. Many of the revised products were completed as of September 30, 2005. In addition, we continue to develop new products in existing states, especially California and we entered a new state, Georgia in 2005. At September 30, 2005, we had state specific product in 11 states. We will continue to significantly invest in the development of new proprietary materials for this product line as we feel this niche will continue to be a fast growth area in the future. The Test Preparation and Assessment market is highly competitive and competitors may pursue similar development and expansion efforts.

College Preparation

College Preparation product line revenue for 2005 was $11.1 million, an increase of 11.4% from the same period in the prior year. Revenue from the two major college publishers was up $924,000 from the prior year. The new proprietary products within this line, and the new distribution agreements accounted for the balance of the increase in 2005. The Company had no proprietary products during the same period in the prior year. We are continuing to invest in new proprietary product development, and we will continue our sales and marketing efforts into the private and parochial school markets as we continue to be optimistic about the opportunities for growth in this market niche.

Instruction

Instruction revenue increased from $669,000 in 2004 to $1,637,000 for the same period in 2005. The increase was a result of the growth of our new state-specific, standards-based materials, as we continue to shift our strategic focus away from the older general remedial and multicultural products within this line.

Professional Development

Professional Development revenue for the nine months ended September 30, 2005 was $185,000. This product was still under development during the same period in 2004.

GROSS PROFIT AND COST OF REVENUE

Gross Profit for the nine months ended September 30, 2005 was $12.0 million compared to $12.1 million for the same period in 2004. Gross Profit as a percent of revenue decreased from 45.9% in 2004 to 42.1% in 2005. The decrease in gross profit is a result of a change in product line revenue mix between product lines as gross profit percentage fluctuates significantly between the various product lines. In addition, prepublication cost amortization increased as a result of our new product and product line offerings.

Cost of Revenue consists of two components, direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Direct costs for 2005 increased from 44.5% in 2004 to 46.4% in 2005. Product cost, a component of direct costs increased from 36.7% of revenue in 2004 to 39.5% in 2005, due to product revenue mix as discussed above. This increase was partially offset by a decrease in royalty expense as a result of an increase in non-royalty revenue and a decrease in warehouse fulfillment expense.

For 2005, we amortized $3.3 million of prepublication costs, compared to $2.5 million in 2004. The fluctuation is a result of an increase in the number of products being amortized, including our new product offerings. Prepublication expenditures serve as an important financial indicator of a company's commitment to new product development. Prepublication expenditures increased 54.4% from $5.5 million in 2004 to $8.6 million in 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                 Nine Months Ended September 30,
                                      ----------------------------------------------------
                                           2005          2004       Variance    % Variance
                                      -------------   ----------   ----------   ----------
Selling, General and Administrative    $11,356,000    $9,522,000   $1,834,000      19.3%

Marketing expenditures within this category increased $714,000 for the nine-month period ended September 30, 2005 compared to the same period in the prior year. The increase is primarily due to additional expenses related to our planned, broad scale, new product line launches including promotion, exhibit, book sample, catalog, internet and travel expense which in total increased $426,000 in 2005 compared to 2004. In addition, salaries and related expenses including recruitment fees increased $225,000 due to increased headcount and increases for existing staff.

Selling expense within this category increased $761,000 from 2004 to 2005, primarily in salary and related expenses ($491,000) as a result of investment in our sales infrastructure throughout 2004. In addition, travel expense increased ($168,000) due to increased headcount and promotion of our new product lines.

The general and administrative expenditures portion increased by $359,000 for the first nine months of 2005 compared to the same period in 2004. Salaries and related expenses increased by $62,000. General office expense increased $59,000 and legal and accounting expenses increased $99,000, which consisted primarily of expenses relating to Sarbanes-Oxley compliance requirements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine-month period ending September 30, 2005 was $4.4 million. Cash was primarily provided by our predepreciation and amortization profitability, and an increase in accounts payable and accrued expenses, and deferred revenue, offset primarily by increases in accounts receivable, inventory, and prepaid expenses.

Accounts receivable, and accounts payable and accrued expenses increased $4.0 million and $5.4 million, respectively, due to the cyclical nature of the Company's revenue cycle. The accounts receivable increase is consistent with prior years. The accounts payable increase is due to increases in inventory and development cost related to new products.

Inventory increased primarily as a result of new product offerings and the seasonal increase necessary to support fourth quarter anticipated revenue.

Net cash used in investing activities was $9.0 million, consisting primarily of prepublication cost expenditures of $8.6 million, and equipment purchases of $402,000.

Net cash provided by financing activities was $5.2 million, consisting of proceeds from long-term debt and term debt of $5.3 million, and $2.9 million in net proceeds from the sale of 575,000 shares, offset by net repayments under our line of credit of $2.7 million, and principal payments on long-term debt of $258,000.

In May of 2005, we entered into a new $12 million financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7,000,000 and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to

          EBITDA. At September 30,2005, $300,000 was outstanding under this facility, and $6.7 million was still available for borrowing.

     - The term loan is for $5,000,000 and matures in May 2012. The term loan provides for payments of interest only for the first twelve months and for 72 equal monthly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit. We have the option to convert the term loan to a fixed rate, at prevailing rates anytime within the first 12 months of the agreement.

Borrowings under the facility are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiaries, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA and a minimum stockholders' equity, and prohibit net losses on a fiscal year basis. The credit agreement also provides that the Company may not declare or pay dividends if an event of default exists or would exist under the credit agreement after giving effect to the dividend.

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

A summary of our contractual cash obligations at September 30, 2005, excluding the outstanding line of credit balances, is as follows:

                                                            PAYMENTS DUE BY PERIOD
                                  --------------------------------------------------------------------------
                                               REMAINDER
CONTRACTUAL CASH OBLIGATIONS         TOTAL      OF 2005       2006         2007         2008          2009
-------------------------------   ----------   ---------   ----------   ----------   ----------   ----------
Term Loan
   (including interest portion)   $3,787,000    $ 75,000   $  730,000   $  994,000   $  994,000   $  994,000
Capital Leases
   (including interest portion)      598,000      70,000      313,000      185,000       30,000           --
Operating Leases                   2,151,000     146,000      580,000      563,000      475,000      387,000
                                  ----------    --------   ----------   ----------   ----------   ----------
Total                             $6,536,000    $291,000   $1,623,000   $1,742,000   $1,499,000   $1,381,000
                                  ----------    --------   ----------   ----------   ----------   ----------

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

Revenue Recognition and Allowance for Returns

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

Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized on a straight-line basis over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future sales. If future sales are not sufficient to realize the net carrying value of the asset, an impairment charge is recognized.

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $74,000 at September 30, 2005 is believed to be adequate to cover inventory loss exposure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to market risk related to interest rates. Based on average floating rate borrowing of $7.0 million, a one percent change in the applicable rate would have caused the Company's annual interest expense to change by approximately $70,000. The Company's management believes that these amounts are not material to the Company's operations.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have reviewed the Company's disclosure controls and procedures at the end of the period covered by this report. Based upon this review, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company is currently in the process of reviewing and formalizing the internal controls and procedures for financial reporting in accordance with Securities and Exchange Commission's rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Changes have been and will be made to internal controls over financial reporting as a result of these efforts. The Company is dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. The Company is currently documenting and testing its internal controls and considering whether any improvements are necessary for maintaining an effective control environment at the Company. The evaluation of internal controls is being conducted under the direction of our senior management in consultation with an independent third party consulting firm. In addition, senior management is regularly discussing the results of testing and any proposed improvements to the control environment with the Audit Committee. The Company expects to assess controls and procedures on a regular basis and will continue to work to improve controls and procedures and educate and train employees on the existing controls and procedures in connection with its efforts to maintain an effective controls infrastructure at the Company.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 2005, the Company did not issue any securities without registration under the Securities Act of 1933.

     During the three months ended September 30, 2005, the Company did not repurchase any of its equity securities.

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

Dated: November 14, 2005                PEOPLES EDUCATIONAL HOLDINGS, INC.


                                        By: /s/ Brian T. Beckwith
                                            ------------------------------------
                                            Brian T. Beckwith
                                            President and Chief Executive
                                            Officer