Form 10-K
period 2005-12-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2006-03-31
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 712-0090

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.02 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                          [ ] Yes          [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                           [X] Yes         [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                     [ ] Yes            [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average of the bid and asked price of such common equity, as of June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was $6,098,416.

The number of shares outstanding of the issuer's common stock on March 24 2006 was 4,438,573.

Documents incorporated by reference: NONE.

                                TABLE OF CONTENTS

                                                                                                                      PAGE NO.
                                                                                                                      --------
PART I..............................................................................................................         1
  ITEM 1.    BUSINESS...............................................................................................         1
  ITEM 1A.   RISK FACTORS...........................................................................................         6
  ITEM 1B.   UNRESOLVED STAFF COMMENTS..............................................................................        10
  ITEM 2.    PROPERTIES.............................................................................................        10
  ITEM 3.    LEGAL PROCEEDINGS......................................................................................        10
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................        10

PART II.............................................................................................................        11
  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
             EQUITY SECURITIES......................................................................................        11
  ITEM 6.    SELECTED FINANCIAL DATA................................................................................        12
  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................        13
  ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................        21
  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................        21
  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................        37
  ITEM 9A.   CONTROLS AND PROCEDURES................................................................................        37
  ITEM 9B.   OTHER INFORMATION......................................................................................        37
PART III............................................................................................................        38
  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................        38
  ITEM 11.   EXECUTIVE COMPENSATION.................................................................................        41
  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........        43
  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................        45
  ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.................................................................        45

PART IV.............................................................................................................        47
  ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES................................................................        47

SIGNATURES..........................................................................................................        49

                                     PART I

ITEM 1.      BUSINESS

OVERVIEW AND COMPANY HISTORY

Peoples Educational Holdings, Inc. (PEH), through its wholly-owned subsidiary, The Peoples Publishing Group, Inc. ("PPG"), develops, distributes, and markets supplementary materials for the (K-12) elementary and secondary school market. Supplemental materials come in many forms. As used here, the term supplemental refers to all instructional materials other than school supplies and basal textbooks. Teachers use supplemental materials to provide different approaches to help students learn and to enhance, and often replace, textbooks. Supplementary educational materials are predominantly print products that can be sold efficiently through catalogs, direct mail, inside and field sales representatives.

PPG was founded in 1989 by James J. Peoples, the current Chairman of the Board, and by Diane M. Miller, the current Executive Vice President and Chief Creative Officer. It began operations in 1990 with the acquisition of a small supplementary product line. Effective November 1, 1998, PPG merged into a subsidiary of PEH. As a result of the merger, PPG became a wholly-owned subsidiary of PEH. All of the PEH's operations are currently conducted through PPG. In November 2001, PEH reincorporated in Delaware. Effective June 1, 2005, the common stock of PEH was approved for quotation and trading on the NASDAQ Capital Market under the symbol PEDH. Throughout this document PPG and PEH will be collectively referred to as "we", "our" and "the Company".

The Company develops and sells its own proprietary products and distributes other publishers' products. Our products are organized in two product groups, one designated as Test Preparation, Assessment, and Instruction, and the other as College Preparation. The Test Preparation, Assessment, and Instruction materials are almost exclusively proprietary products, while the College Preparation materials are mainly distributed products accompanied by a limited number of proprietary titles.

Test Preparation, Assessment, and Instruction Product Group
-----------------------------------------------------------
      - Test Preparation and Assessment: We create and sell state-customized, print and electronic, test preparation and assessment materials that help teachers prepare students for success in school and for required state proficiency tests, grades 2-12.

      - Instruction: Grades 3-8 state customized print worktexts and print and web-based delivered assessments that provide students in-depth instruction and practice in reading, language arts, and mathematics.

College Preparation Product Group
---------------------------------
      - We distribute and publish instructional materials that meet the academic standards high schools require for honors, college preparation, and Advanced Placement courses. We are the exclusive high school distributor for two major college publishers.

The Company is located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is (201) 712-0090. The Web site is www.peoplespublishing.com. The contents of our Web site are not part of, or incorporated into, this report.

INDUSTRY BACKGROUND

School Enrollment
-----------------
The National Center for Education Statistics ("NCES") forecasts record public school enrollment through 2014. The projected fall 2005 public school enrollment of 48.4 million students set a high point, and new records are expected every year through 2014, when elementary and secondary enrollments are expected to increase to 50.8 million students. Rising immigration and the baby boom echo that began in the mid-1970s, and peaked in 1990, are boosting school enrollments. As school enrollments grow, the unit sales of instructional materials will also increase. NCES has projected 2005 K-12 private school enrollment at 6.1 million students. Private school enrollments are projected to remain flat through 2008.

Educational Funding
-------------------
The relationship between state and local school funding has been shifting over the last 30 years, with local funding decreasing to 37.2% and state funding rising to 45.5%. Federal funds for schools have grown to 8.2% and "other" funding accounts for the balance. In fiscal year 2004, state finances began to improve as revenues exceeded projections. After two years of unprecedented, nearly zero growth, state expenditures in fiscal year 2004 increased 3.0%. In fiscal 2005, state finances rebounded as revenues improved markedly. States began restoring funding to programs they were forced to cut during the downturn. State expenditure pressure is high to meet the demands of prior program cuts, Medicare, pensions, and increasing educational requirements. The states' 2006 fiscal condition is positive but, on balance, the 2006 outlook is for modest growth.

The President's proposed Department of Education budget for fiscal year 2007 reduces funding for elementary and secondary education by $1.6 billion, or 4.4%. However, the budget proposed for No Child Left Behind (NCLB) has been increased to $24.4 billion, up 4.6% from fiscal year 2005, and 40% since 2001. In addition, the President has also recommended increased funding for high school mathematics, foreign language, and science, plus an additional $90 million for Advanced Placement expansion and teacher training.

No Child Left Behind
--------------------
NCLB is a historic piece of legislation and an important revenue source for supplemental material providers. January, 2006 marked the fourth anniversary of President Bush's signing the NCLB legislation into law. NCLB has its share of detractors, and some 49 states have taken action to amend the law, or have been granted waivers to NCLB provisions. In August 2005, Connecticut was the first state to file a suit challenging NCLB. The administration and NCLB supporters point to the results of the National Assessment of Educational Progress (NAEP) that shows America's 9-year-olds have made more progress in reading over the past five years than in the previous two decades and that the achievement gap between African-American and Hispanic 9-year-olds and their white peers is at an all-time low.

The 2005 through 2006 school year marks the first year that all states must have in place reading and mathematics tests in every grade 3 through 8, and once in grades 10 through 12. In the 2007 through 2008 school year, all states must test twice in science for grades 3 through 8, and once between grades 10 through 12. NCLB legislation has enveloped every public school in the country. State-specific, standards-based products and assessment tools created and sold by the Company play an important role in providing the instruction students need to succeed in school and on the state tests.

Supplementary Materials Market
------------------------------
We operate in the $3.0-$3.2 billion supplementary materials market, which is a subset of the larger instructional materials markets. All our products are considered supplementary materials. Market size and growth studies, conducted by the Association of Educational Publishers and Education Market Research, estimate supplemental materials sales increased 4.6% in 2002, 3.8% in 2003, and 7.0% in 2004. We develop and sell our own proprietary products and distribute products for other companies. Our products have been organized into two product groups. The first product group, Test Preparation, Assessment, and Instruction, consists exclusively of proprietary products. The second product group, College Preparation, consists primarily of distributed products.

Test Preparation, Assessment, and Instruction
---------------------------------------------
As required by law, all states have developed state content standards and high stakes state tests. State standards are not static and the states frequently adjust and up-grade their standards. None of the states have identical standards and there are significant differences from state to state in both content standards and the tests used to assess student proficiency.

We develop and sell test preparation materials in language arts, reading, mathematics, science, and social studies. Our Test Preparation books are 100% customized for each state. In practice, this means that no two of our Test Preparation books are identical. State-specific customization, along with the thoroughness and quality of our Test Preparation materials, provide us with a unique sales and marketing position.

Like Test Preparation, our Assessment products are also customized for each state. The Assessment materials are available in both print and electronic form. Diagnostic Practice Tests assess student proficiency and help teachers provide tailored instruction and practice for individuals and groups. Our online benchmarking/diagnostic system creates formative assessments for student diagnosis and practice, and provides NCLB compliant student subgroup reports for classrooms, schools, and school districts.

Our Focused Instruction materials are also customized to meet specific state standards. Test preparation has a valuable place in the school, but student instruction is considerably more than test preparation. Our Focused Instruction products are state-specific, standards-based materials that are used by teachers to deliver explicit, in-depth instruction in the skills and strategies essential to student proficiency in reading comprehension, critical reading, mathematics problem solving, and vocabulary development. Online tests support Focused Instruction materials, providing both formative assessment and targeted assessment.

The accountability pressure NCLB places on schools to make Adequate Yearly Progress (AYP) has created a public window into our schools that is unprecedented. Aligning standards with classroom instruction and holding schools accountable has been permanently imprinted in our schools. The accountability pressure will continue to fuel the market demand for supplemental test preparation, assessment, and instruction materials like those produced and sold by the Company. A recent survey of the K-12 test preparation market by Education Market Research reported that 90% of the respondents use test preparation materials, and that virtually all respondents maintain that these products improve student test scores. We believe that state-specific test preparation, assessment, and instruction materials are among the fastest growing niches in the supplementary market. As such, schools and school districts are expected to aggressively purchase these materials.

College Preparation Market
--------------------------
College Preparation materials, which are largely supplemental materials, are used in high school Advanced Placement (AP), honors, and college preparation courses. The President has proposed a $90 million increase in AP funds to train additional AP teachers and increase AP enrollment in urban schools. Several other factors support optimistic funding predictions for the growth of college preparation instructional materials including competitive college entrance requirements, and strong annual growth in the number of students taking the AP examinations. According to the College Board, the annual volume change in the number of AP examinations increased from 1,414,238 exams in 2000 to 2,105,203 in 2005, an 8.5% annual compound growth rate. High scores on the AP examination add to a school's prestige and recognition as a quality school. Most colleges and universities in the United States, as well as in 30 countries, recognize AP examination results in the admission process as a sign of a student's ability to succeed in rigorous curricula. As the College Preparation market has grown, it has become increasingly competitive. We have met the competition by increasing marketing, adding inside and outside sales representatives, and by utilizing sales and market data to guide our business decisions.

We believe that the supplemental school market will continue to be strong. Growing enrollments, improved state finances, state accountability, increased international competition, and strong public and business support are all expected to contribute to continued growth in this market.

PRODUCTS

We develop and sell proprietary products including worktexts, assessment materials and web-based products. In addition, we also distribute other publishers' products. We operate as one business segment, and prior to the fourth quarter of 2005, with four major product groupings. During the fourth quarter of 2005, we re-organized our product lines groupings from four to two. Prior periods have been restated to conform to the current presentation.

Test Preparation, Assessment, and Instruction
---------------------------------------------

      Test Preparation and Assessment
      -------------------------------
      We create and sell print and web-based materials targeted to grades 2-12, to help students prepare for state proficiency tests. The Measuring Up(R) Test Preparation and assessment print products are sold in eleven states. Measuring Up(R) is positioned as standards-based, state customized instruction and classroom assessment, designed to be an integral part of a school's instructional program throughout the school year.

      In 2004, we introduced Measuring Up e-Path(TM), a web-based assessment product in one state. E-Path, developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. E-Path delivers a detailed prescriptive instructional path for individual students tied into our rapidly expanding instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child's strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path(TM) for remediation. The assessment data can be aggregated, using NCLB compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.

      In the fall of 2004, we introduced into three states a new test preparation product in language arts, Step Up to Success. This new product is positioned to fill a market niche for schools looking for pretest refresher materials, as well as products for after school and summer programs.

      Instruction
      -----------
      Historically, we developed and distributed remedial and multicultural texts and related materials. We are not investing in any new development for these products and we are currently selling from the backlist for these titles. Late in 2003, we installed a highly experienced editorial team in Austin, Texas. This group develops state-specific, standards-based reading, mathematics and language arts supplemental materials for this market niche. The first products from this group were published late in the fall of 2004.

Revenue from the Test Preparation, Assessment, and Instruction product lines represented 66.3%, 65.9% and 63.6% of our 2005, 2004, and 2003 revenues, respectively.

College Preparation
-------------------
We have the exclusive high school distribution rights for college textbooks, and related instruction materials, published by two major college publishers. The texts are sold to senior high schools for honors, college preparation, and Advanced Placement(R) courses. In 2004, we began publishing proprietary supplemental product for the college preparation market, and we expanded our distribution efforts by adding publishers. College Preparation revenue represented 33.7%, 34.1% and 36.4% of our 2005, 2004and 2003 revenues respectively.

Professional Development
------------------------
In late December 2004, we published our first professional development products. The initial release was in one state, and two additional states and products were added in 2005. In late 2005, we made the strategic decision to discontinue product development and promotion of this product line and instead focus on our core and fast growing Test Preparation, Assessment and Instruction product group. Professional Development revenue accounted for less than 1% of our 2005 total revenue. Professional Development revenue is included in the Test Preparation, Assessment, and Instruction product grouping.

PRODUCT DEVELOPMENT

We combine our internal product development resources with outside freelance talent to develop and design our proprietary products in a cost-effective manner. We utilize a variety of authors, writers, editors, and development houses to develop products.

Our editorial department has the responsibility for maintaining editorial quality, schedules, and budgets.

Our book production is carried out by a combination of in-house staff and contracted personnel with tight in-house control. We maintain an in-house system of computer-based technology that makes it possible to complete nearly the entire production cycle in-house, resulting in digitized material.

Once conceived, a book proposal is circulated to the management group for input. Depending on their input and additional market research, the proposal will go forward or be terminated. A pro forma financial statement is prepared to aid in determining if the new title is desirable for publication. If there is a favorable decision, we will contract with an appropriate author or writer. We believe we have excellent relationships with our authors, including many well-known names in the education field.

All printing is contracted to outside vendors by competitive bidding. All printers utilized by us are located in the United States. We do not rely on the services of any one printer.

Our products require varying periods of development time depending on the complexity of the graphics and design and the writing and editing process. Most of our multi-book programs can be developed in a period that ranges from six to twelve months. We believe that our use of outside authors, illustrators, and freelancers for writing, editing, some artwork, some design, and copy editing allows us to produce the budgeted number of books per year with a relatively small staff, and allows the flexibility we need to continue to produce and expand our product lines and retain flexibility to enter niches with new product lines quickly.

See also "Management's Discussion and Analysis of Financial Condition and Results of Operations-Product Development."

CUSTOMER BASE

No customer during 2005, 2004 or 2003 represented more than 10% of total revenue.

SALES, MARKETING, AND DISTRIBUTION

Overview
--------
We conduct our sales activities through inside and outside sales groups (both salaried and independent), direct mail, conventions, and workshops. We believe this system is well suited to the supplementary educational materials market where purchasing decisions are typically made at the local or school level. As we continue to grow, our sales and marketing infrastructure will expand along with increases in the numbers of inside and outside sales representatives. We have also increased marketing spending for teacher workshops and staff development, sample books, exhibits, direct mail, and marketing support that includes Web initiatives.

Integrated Catalog/Inside and Outside Sales Model
-------------------------------------------------
In the 2004-2005 school year, approximately 400,000 copies of seven catalogs and other promotional pieces reached our various market niches that included both proprietary and distributed products. Catalogs and other direct mail pieces are mailed to house lists and other appropriate contact individuals at K-12 school and district sites throughout the United States.

Web site
--------
Our Web site (located at www.peoplespublishing.com) is primarily used as a sales and marketing tool that offers product information. The site also includes additional resources for teachers including state-specific links, sample lessons and research information.

Sales Representatives
---------------------
We utilize the services of outside independent sales representatives, salaried field representatives, and inside sales representatives to sell our products. We plan to continue using this sales organization structure in the future.

Warehouse and Distribution
--------------------------
We outsource warehousing and distribution/shipping services to a third party warehouse and distribution company located in Brooklyn, NY. This company warehouses and ships all products within the Test Preparation, Assessment and Instruction product group and the proprietary products from the College Preparation product group. Orders for College Preparation materials are billed by us and drop shipped by the college publishers to our customers. We operate and maintain our own internal data processing system; however, the services that this warehouse and distribution company provides are material to us.

COMPETITION

The top six print-based supplementary publishers account for approximately 80% of the reported supplemental sales. These publishers produce a wide variety of print products, including workbooks, magazines, and library/trade books (non-textbooks) used in schools. The leading supplemental publishers are McGraw-Hill, School Specialty, Scholastic, Harcourt Achieve, WPC Media, and Pearson Learning. There are also numerous other companies and divisions of the large companies noted above that are competitors of ours. These publishers include Triumph Learning, Options Publishing, Pearson Learning, Harcourt Achieve, and Great Source. In addition, we compete with major college publishers who sell their textbooks and other products in the high school Advanced Placement market. Many of our competitors are well established, significantly larger, and have substantially greater financial and marketing resources than the Company.

PROTECTION OF PROPRIETARY RIGHTS

All of our books have been copyrighted in the United States with United States rights, most in the name of Peoples Publishing Group. A few titles are copyrighted by the author, and we have secured unlimited exclusive rights to sell and update these titles. Therefore, we own the exclusive rights to exploit the copyright in the marketplace. On books created in-house, we have registered United States rights for all markets, including first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights, and rights to any means yet to be developed for transmitting information in any form. There are a limited number of books for which foreign rights and electronic rights will revert to the author if we do not exploit them in a given period of time, usually within two years after publication. Foreign rights are not usually lucrative for supplementary materials, but opportunities are considered on a one-by-one basis. We believe we have adequately protected our copyrights, but the loss of copyrights or failure of copyright protection could have a material adverse effect on the Company.

EMPLOYEES

As of December 31, 2005, we had approximately 175 employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below with respect to an investment in our shares. If any of the following risks are actually realized, our business, financial condition, operating results or cash provided by operations could be materially harmed. As a result, the trading price of our common stock could decline, and you might lose all or part of your investment. When evaluating an investment in our common stock, you should also refer to the other information in this report, including our consolidated financial statements and the related notes.

RISKS RELATING TO OUR BUSINESS

IF THE FEDERAL NO CHILD LEFT BEHIND ACT IS MATERIALLY CHANGED OR REPEALED, OR FOUND UNCONSTITUTIONAL, OUR REVENUE AND PROFITABILITY WOULD BE MATERIALLY ADVERSELY AFFECTED.

The market for supplemental educational materials has been significantly impacted by the revised Elementary and Secondary Education Act, also known as the "No Child Left Behind Act" which was enacted in 2002. A substantial portion of our revenue growth since 2002 is attributable to the sale of proprietary materials that we developed based on standards adopted by states in response to this legislation. The NCLB and its implementation have been criticized by representatives of states and schools; including complaints that federal funding is not sufficient to carry out all aspects of the NCLB. One state has filed a lawsuit in federal court challenging the statute. If the legislation is repealed, found to be unconstitutional or is amended in a manner that results in reduced state participation, our revenue and profitability would be materially adversely affected.

LEGISLATION REDUCING GOVERNMENT FUNDING TO OUR CUSTOMERS, A DELAY IN GOVERNMENT APPROPRIATIONS, OR A CHANGE IN FEDERALLY MANDATED OR STATE STANDARDS-BASED TESTING LEGISLATION WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUE.

A significant portion of our total net revenue is derived from customers that are primarily dependent on various sources of government funding, including funding from federal, state, and local governments. The No Child Left Behind Act established requirements for states, schools, and school districts to test students and ensure that all teachers are highly qualified, but representatives of states and schools have complained that federal funding is not sufficient to carry out all aspects of the NCLB. If adequate funding is not provided by federal, state or local governments, the demand for our products would be materially adversely affected.

The government appropriations process is often slow, unpredictable, and subject to factors outside our control. Many of our customers may use the same sources of funding. Accordingly, any substantial reduction or delay in governmental funding earmarked for educational materials would have a material adverse effect on our revenue.

FLUCTUATIONS IN OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT OUR STOCK PRICE.

Our revenue and profitability fluctuate significantly during the fiscal year as a result of many factors, including the capital and operating spending patterns of our customers, the size, timing, and product mix of orders, and the amount and timing of our investment in developing and introducing additional proprietary products. We sell our products directly to public and private schools and school districts and our revenue is affected by both the financial condition and the management decisions of our customers and economic conditions generally. These seasonal fluctuations in our quarterly results may negatively affect our stock price.

LOSS OF EITHER OF OUR EXCLUSIVE DISTRIBUTORSHIP CONTRACTS WITH MAJOR COLLEGE PUBLISHERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OR OPERATING RESULTS.

We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. The exclusive distribution agreements cover each publisher's college products, and certain trade and professional products. The expiration or the termination of either of these agreements by the publisher, or the inability of either publisher to continue doing business, could have a material adverse effect on our revenue and net income. One of the agreements will expire in December 2007 and the other agreement will expire in September 2008. If we are unable to successfully negotiate, with each of these publishers, renew exclusive distributorship contracts with similar terms, we may experience a material adverse effect on our business and operating results.

MISUSE, MISAPPROPRIATION OR OTHER LOSS OF OUR PROPRIETARY RIGHTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

Our success depends in part on our intellectual property rights in the products that we develop. We rely primarily on a combination of registered and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We have a federal trademark registration for the Measuring Up(R), Measuring Up e-Path(R), Personal Prescriptive Path(R) trademarks. We have applied for federal trademark registrations for the Step Up to Success(TM) and other marks. We have not applied for trademark registration at the state level, but have instead relied on our federal registration and state common law rights to protect our proprietary information. In addition, we own or license all copyrights in our proprietary educational materials. Although we believe we have adequately protected our copyrights, defending or enforcing our intellectual property rights could result in substantial costs and a diversion of management's attention and resources, which could materially affect our business, financial condition, cash flows or results of operations. The loss of our copyrights or failure of copyright protection could have a material adverse effect on our results of operations.

We do not include any mechanisms in our materials or products to prevent or inhibit unauthorized copying. We have no knowledge of the unauthorized copying of our books or products. However, if such copying or misuse were to occur to any substantial degree, our results of operations could be materially adversely affected. In addition, our U.S. registrations may not be enforceable or effective in protecting our trademarks and copyrights, especially outside of the U.S.

Although we believe our materials and products have been independently developed and do not infringe on the rights of others, third parties may assert infringement claims against us in the future. We may be required to modify our materials, products or technologies or obtain a license to permit our continued use of those rights. We may not be able to do so in a timely manner or upon reasonable terms and conditions. Failure to do so could harm our business and operating results.

FAILURE TO RETAIN OUR KEY EXECUTIVES OR ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

The loss of one or more of our executive officers or other key personnel could inhibit the development of our business and, accordingly, harm our business and operating results. Qualified personnel are in great demand in our industry. Successful execution of our business strategy depends on our ability to continue to develop and produce high quality proprietary supplemental educational materials. Our future success depends in large part on the continued service of our key editorial, operations, marketing and sales personnel and on our ability to continue to attract, motivate and retain highly qualified employees. Our key employees may terminate their employment with us at any time, subject to in most cases, non-competition and non-solicitation covenants for a period of one year after termination of employment. There is competition within the industry for such employees and the process of locating key technical and management personnel with suitable skills may be difficult.

COMPETITION IN OUR INDUSTRY IS INTENSE AND COULD ADVERSELY AFFECT OUR
PERFORMANCE.

Our industry is intensely competitive, rapidly evolving, and subject to technological change. Demand for particular books, products and technology may be adversely affected by the increasing number of competitive products from which a prospective customer may choose. We compete primarily against other organizations offering educational books, software and related materials. Our competitors include several large companies with substantially greater financial, technical and marketing resources than ours. We compete with companies providing single-title retail products, Internet content and service providers. Existing competitors may broaden their product lines and potential competitors may enter the market or increase their focus on e-learning, resulting in greater competition for us. Increased competition in our industry could result in price reductions, reduced operating margins or loss of market share, which could seriously harm our business, cash flows and operating results.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO ADAPT TO TECHNOLOGICAL CHANGES AND MEET EVOLVING STANDARDS IN THE SUPPLEMENTAL EDUCATIONAL MATERIALS INDUSTRY.

We may encounter difficulties responding to technological changes, which could delay our introduction of products and services or other existing products and services. The supplemental educational materials industry is characterized by rapid technological change and obsolescence, frequent product introduction, and evolving standards. Our future success will depend, to a significant extent, on our ability to enhance our existing products, develop and introduce new products, satisfy an expanded range of customer needs and achieve market acceptance. We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position.

OUR BUSINESS REQUIRES SIGNIFICANT INVESTMENTS IN PRODUCT DEVELOPMENT, AND OUR PROFITABILITY DEPENDS ON MARKET ACCEPTANCE OF THOSE PRODUCTS.

Our future revenue and profitability, if any, will depend upon various factors, including continued market acceptance of our products. We have made significant investments in developing publications and expect to continue to incur these prepublication expenses associated with the development of additional products and expanded product lines. These costs and expenses include, but are not limited to, editorial expenses, writing, page design and makeup, art and other permissions, prepress and any other costs incurred until the completion of the product and other product development and enhancement costs. In 2005, we had a significant write-down relating to underperforming products.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

OUR PRINCIPAL STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, WHICH WILL ALLOW THEM TO CONTROL SUBSTANTIALLY ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our largest stockholder beneficially owns approximately 41.9% of our outstanding shares of common stock. Our officers and directors beneficially own, in the aggregate, approximately 65.5% of our common stock, including any options they may hold that are exercisable within 60 days. Because of such concentration of ownership, our management and our largest stockholder will be able to significantly affect our affairs, including the election of the Board of Directors.

IF AN ACTIVE TRADING MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, THE VALUE AND LIQUIDITY OF YOUR INVESTMENT IN OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

Our common stock has been quoted for trading on the NASDAQ Capital Market under the symbol PEDH since June 1, 2005. From September 10, 2004 to May 31, 2005 our common stock was quoted for trading on the OTC Bulletin Board. Before September 10, 2004 there was no established public trading market for our common stock. There is a limited history of public trading for our stock and the trading volume of our common stock on the NASDAQ Capital Market has been consistently low. Additionally, sales of substantial amounts of common stock into the public market by our stockholders could adversely affect the market price for our common stock.

THE TRADING PRICE OF OUR COMMON STOCK MAY BECOME VOLATILE AND COULD DECLINE.

The market price for our common stock may become volatile and may decline in the future for a variety of reasons, including:

      -     variations in our revenue and profitability;

      - variations in quarterly operating results due to seasonal fluctuations in our business;

      -     changes in earnings estimates by analysts;

      - announcements of new contracts or product offerings by us or our competitors;

      -     disputes or other developments concerning proprietary rights;

      -     departures of key personnel;

      -     adverse legislative changes; or

      - announcements by us, or our competitors, of acquisitions, strategic partnerships, joint ventures or capital commitments.

In particular, the realization of any of the risks described in these "Risk Factors" could have a dramatic and materially adverse impact on the market price of our common stock. In addition, the stock market and the NASDAQ Stock Market in particular have experienced significant price and volume fluctuations. These fluctuations may continue to occur and disproportionately impact our stock price. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. This type of litigation could result in substantial costs and a diversion of management's attention and resources, which could materially affect our business, financial condition, cash flows or results of operations.

BECAUSE IT IS UNLIKELY THAT WE WILL PAY DIVIDENDS, YOU WILL ONLY BE ABLE TO BENEFIT FROM HOLDING OUR STOCK IF THE STOCK PRICE APPRECIATES.

We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. As a result, you will not experience a return on your investment unless the price of our common stock appreciates and you sell your shares of common stock.

OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY DISCOURAGE AN ACQUISITION THAT COULD DEPRIVE OUR STOCKHOLDERS OF OPPORTUNITIES TO SELL THEIR SHARES AT PRICES HIGHER THAN PREVAILING MARKET PRICES.

Provisions of our certificate of incorporation and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock and potentially prevent the payment of a premium to stockholders in an acquisition.

WE MAY NEED ADDITIONAL CAPITAL TO FULLY EXECUTE OUR GROWTH STRATEGY.

Our growth strategy will require us to make significant expenditures to develop additional products and expand our product lines. Our total capital requirements will depend on the number of states in which we seek to offer our products, the scope of our product offerings in each state, and the frequency with which such products need to be updated. If our revenues are lower than anticipated, or our expenses are higher than anticipated, or if our current financing facility cannot be maintained, we will require additional capital to finance our operations. Even if we are able to maintain our current financing facility, we may need additional equity or other capital in the future. Sources of additional financing, if needed in the future, may include additional debt financing or the sale of equity or other securities. We cannot assure you that any additional sources of financing or new capital will be available to us, or will be available on acceptable terms. In addition, if we sell additional equity to raise funds, holders of our common stock will be diluted in their ownership of the Company.

IF WE VIOLATE CERTAIN COVENANTS UNDER OUR FINANCING FACILITY, OUR LENDER HAS THE RIGHT TO DEMAND PAYMENT IN FULL OF THE BORROWINGS UNDER THE FINANCING FACILITY. IF IT WERE TO DO SO, WE WOULD NOT BE ABLE TO PURSUE OUR GROWTH STRATEGY AND OUR OPERATIONS WOULD BE SEVERELY LIMITED UNLESS AND UNTIL NEW FINANCING WAS OBTAINED.

We have a $12 million financing facility consisting of a $7 million line of credit and a $5 million term loan. Borrowings under the facility are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiaries, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA and a minimum stockholders' equity, and prohibit net losses on a fiscal year basis. If we violate these covenants, our lender has the right to demand payment in full of the borrowings under the financing facility. At December 31, 2005, we were in violation of annual covenants related to positive annual earnings, and minimum levels of EBITDA and Stockholders' Equity. On March 24, 2006, the lender waived these violations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE.

ITEM 2. PROPERTIES

We do not own any real property. We primarily conduct our operations out of our Saddle Brook, New Jersey facility. We lease approximately 25,800 square feet of office space at this location at a current rental of approximately $465,000 per year. This lease expires in October 2009. In December 2004, we entered into a new lease for our Austin office. The new lease covers approximately 4,300 square feet of office space at a current rental of $69,000 per year. This lease expires February 2008. In November 2004, we leased 1,008 square feet of office space in Columbus, Ohio at a current rental of $13,000 per year. This lease expires in November 2007.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been quoted for trading on the NASDAQ Capital Market under the symbol "PEDH" since June 1, 2005, and was quoted for trading on the OTC Bulletin Board from September 10, 2004 through May 31, 2005. Prior to September 10, 2004, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the available high and low closing bid quotations for the common stock for the third and fourth quarters of 2004 and each quarter of 2005, as reported by the OTC Bulletin Board or the NASDAQ Capital Market. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                 HIGH      LOW
                                                 ----      ---
2004
Third Quarter (commencing September 10, 2004)    $3.00    $3.00
Fourth Quarter                                   $8.00    $3.00

2005
First Quarter                                    $6.50    $5.75
Second Quarter                                   $9.30    $6.45
Third Quarter                                    $8.50    $4.80
Fourth Quarter                                   $5.70    $4.11

On March 24, 2006, the last reported bid price of our common stock on NASDAQ Capital Market was $4.90 per share.

RECORD HOLDERS

There were approximately 450 beneficial holders of our common stock as of February 27, 2006.

DIVIDENDS

We have not paid dividends on our common stock and do not presently plan to pay dividends on our common stock for the foreseeable future. We plan to retain all net earnings, if any, to fund the development of our business. Our Board of Directors has sole discretion over the declaration and payment of future dividends, subject to the availability of sufficient funds to pay dividends. Any future dividends will depend upon our profitability, financial condition, cash requirements, future prospects, general business condition, the terms of our debt agreements and other factors our Board of Directors believes are relevant.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases made by us of our common stock in the fourth quarter ended December 31, 2005.

                                                                  (c)                  (d)
                                                              Total Number        Maximum Number (or
                                                               of Shares          Approximate Dollar
                                   (a)            (b)         Purchased as       Value) of Shares that
                                 Total Number    Average     Part of Publicly    May Yet Be Purchased
                                  of Shares     Price Paid    Announced Plans      Under the Plans
          Period                  Purchased      per Share     or Programs            or Programs
          ------                 ------------   ----------   ----------------    --------------------
November 1 - November 30, 2005            474    $  5.01                  474                  99,526
December 1 - December 31, 2005            700    $  4.76                  700                  98,826
                                 ------------                ----------------
Total                                   1,174    $  4.86                1,174                  98,826
                                 ============                ================

(1) On October 5, 2005, we announced that our Board of Directors had approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data presented below in conjunction with the consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The selected financial data presented below under the heading "Statements of Operations Data" for the years ended December 31, 2005, 2004 and 2003 and the selected financial data presented below under the heading "Balance Sheet Data" as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected financial data presented below under the heading "Statements of Operations Data" for the years ended December 31, 2002 and 2001, and the selected financial data presented below under the heading "Balance Sheet Data" as of December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements that are not included in this report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See the "Notes to Consolidated Financial Statements" for a description of the method used to compute basic and diluted net income (loss) per share applicable to the holders of our common stock.

                                                                           Fiscal Year Ended December 31,
                                                          2005           2004           2003            2002           2001
                                                       ------------   ----------     ------------   ------------   ------------
STATEMENTS OF OPERATIONS DATA:

Net Revenue                                            $ 35,454,105   $ 32,487,170   $ 27,814,648   $ 18,825,224   $ 15,755,193
                                                       ------------   ------------   ------------   ------------   ------------
Cost of Revenue

     Direct Costs                                        15,628,445     13,963,631     13,049,452      9,846,294      8,327,985
     Prepublication Cost Amortization                     5,218,688      3,338,293      2,244,664      1,212,366        730,526
     Product Line Restructuring Charge                    3,930,980              -              -              -              -
                                                       ------------   ------------   ------------   ------------   ------------
     Total                                               24,778,113     17,301,924     15,294,116     11,058,660      9,058,511

Gross Profit                                             10,675,992     15,185,246     12,520,532      7,766,564      6,696,682

Selling, General and Administrative Expenses             15,228,761     12,785,312     10,441,265      6,739,359      5,454,168
                                                       ------------   ------------   ------------   ------------   ------------
Income (Loss) from Operations                            (4,552,769)     2,399,934      2,079,267      1,027,205      1,242,514

Interest Expense                                            411,315         89,572        109,709         96,235         92,114
Other Expenses, Net                                          46,285         21,950          8,285          6,788              -
                                                       ------------   ------------   ------------   ------------   ------------
Net Income (Loss) Before Income Taxes                    (5,010,369)     2,288,412      1,961,273        924,182      1,150,400

Federal and State Income Tax Expense (Benefit)           (1,853,915)       878,000        743,000        349,000        445,000
                                                       ------------   ------------   ------------   ------------   ------------
Net Income (Loss)                                      $ (3,156,454)   $ 1,410,412   $  1,218,273    $   575,182    $   705,400
                                                       ============   ==========     ============   ============   ============
Net Income (Loss) per Common Share
  Basic                                                $      (0.76)   $      0.37   $       0.35    $      0.18    $      0.22
  Diluted                                              $      (0.76)   $      0.34   $       0.34    $      0.17    $      0.22

Weighted-average Number of Common Shares Outstanding
  Basic                                                   4,137,760      3,809,198      3,519,677      3,216,933      3,211,516
  Diluted                                                 4,137,760      4,208,617      3,620,662      3,302,742      3,258,813

                                                                                     December 31,
                                                           2005          2004            2003            2002             2001
                                                       ------------   ----------     ------------   ------------   ------------
BALANCE SHEET DATA:
Working Capital (deficit)                              $ (1,197,110)  $   (622,615)  $   (391,624)  $    475,393   $  1,566,508
Total Assets                                             24,372,157     17,146,014     11,531,987      8,097,285      6,905,555
Long-term obligations                                     6,587,432      3,408,379        197,545      1,873,544      1,584,801
Stockholders Equity                                       8,265,868      8,551,211      7,140,799      3,743,391      3,168,209

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements regarding the Company and its markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and our ability to respond thereto,
(5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) ability to retain qualified personnel, (8) ability to retain our distribution agreements with our major college publishers in the College Preparation market, (9) the sufficiency of our copyright protection, and
(10) ability to continue to rely on the services of a third party warehouse, and other factors as discussed elsewhere in this report or in our other filings with the SEC. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and other reports we file with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business and results of operations.

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

Revenue Recognition
-------------------
We recognize revenue upon shipment. The allowances for returns are recorded at the time of revenue recognition, if the right of return exists, as a reduction of accounts receivable and are determined based on our historical returns experience, which is monitored on a monthly and annual basis. We recognize our subscription based revenue from Measuring Up e-Path(TM) prorata over the life of the agreement.

Deferred Prepublication Costs
-----------------------------
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future sales. At December 31, 2005, we had a valuation allowance against this asset of $100,000. No allowance existed in 2004. If future revenue is not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.

Allowance for Doubtful Accounts
-------------------------------
We provide credit to our customers on a customer-by-customer basis. We review the accounts receivable aging on a monthly basis along with historical loss experience to estimate our allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 at both December 31, 2005 and 2004 is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
----------------------------------------------
We continuously monitor our inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by us. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserves of approximately $195,000 and $70,000 at December 31, 2005 and 2004 are believed to be adequate to cover inventory loss exposure.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

REVENUE

Net Revenue increased 9.1% from 2004 to 2005. Test Preparation, Assessment and Instruction product group revenue increased 9.8% from the prior year and College Preparation increased 7.9% from the prior year, as reflected in the following table.

                                                                 2005             2004          Variance      % Variance
                                                            -------------     ------------    -----------     ----------
Net Revenue
-----------
Test Preparation, Assessment and Instruction                $  23,520,000     $ 21,422,000    $ 2,098,000         9.8%
College Preparation                                            11,934,000       11,065,000        869,000         7.9%
                                                            -------------     ------------    -----------         ---
                    Total Net Revenue                       $  35,454,000     $ 32,487,000    $ 2,967,000         9.1%
                                                            =============     ============    ===========         ===

Test Preparation, Assessment and Instruction
--------------------------------------------
Revenue for this product line group was $23.5 million in 2005 compared to $21.4 million in 2004, representing a 9.8% increase. This product line grouping includes Test Preparation and Assessment, Focused Instruction, and Remedial & Multicultural products.

The increase in revenue from 2004 to 2005 was led primarily by our new standards-based, state-specific, Focused Instruction products that were introduced during the fourth quarter of 2004. At December 31, 2004, we had published eight Focused Instruction titles in one state. At December 31, 2005, we had ninety-eight products in eight states.

As of December 31, 2005, we had state-specific Test Preparation and Assessment products published for twelve states compared to eleven at the end of 2004. In addition, we continue to publish new and revised products within existing states.

All Test Preparation and Assessment and Focused Instruction products are proprietary, and management believes this niche will continue to be our fastest growth area in the future. The Test Preparation, Assessment and Instruction market is highly competitive, and we expect our competitors to pursue similar development and expansion efforts.

We have shifted our strategic focus away from the Remedial & Multicultural products. We have no plans at this time to update any backlist titles of these products and will not seek new title development. Revenue from these products represented only 1.8% and 2.3% of total revenue in 2005 and 2004, respectively.

College Preparation
-------------------
We have exclusive sales and marketing agreements with two major college publishers who do not have school divisions to sell their books into the high school market. The distribution agreements cover all sales made to the K - 12 market, including each publisher's college products and certain trade and professional products. We have entered into additional exclusive and semi-exclusive distribution agreements with several other publishers. We have also created a publishing program to produce proprietary college preparation supplements and ancillary materials. The first of these products was published late in the third quarter of 2004. These products will not compete with any existing publisher agreements and will be crafted as supplements to help teachers and students with their college preparation studies.

The loss of either major college publisher agreement would have a material adverse effect on our revenue and net income. One of the agreements has been in place for fifteen years and was renewed in January 2006. The expiration date of the new agreement is December 2007. The other agreement has been in place for nine years and was renewed in November 2004. The new agreement has an expiration date of September 2008.

College Preparation product line revenue increased 7.9% to $11.9 million from $11.1 million in 2004. The increase is a result of our expanded sales and marketing efforts and the revenue generated from the new distribution agreements with several publishers. We continue to be optimistic about the opportunities for growth in the high school College Preparation market.

GROSS PROFIT AND COST OF REVENUE

Gross Profit decreased from $15.2 million in 2004 to $10.7 million in 2005. The decrease is a direct result of the $3.9 million of product line restructuring charge. Excluding the one-time restructuring charge we recorded in the fourth quarter of 2005, Gross Profit would have been $14.6 million or 41.2% of revenue, in 2005 compared to $15.2 million or 46.7% of revenue in 2004.

Cost of Revenue consists of two components, direct costs and amortization of prepublication costs for proprietary products. In addition in 2005 we incurred a one-time Product Line Restructuring Charge. During the fourth quarter of 2005, and after assessing full year revenue results, the Company made a strategic decision to eliminate certain product offerings, which performed below management's expectation. This decision led to restructuring charges of $3.9 million, including a $3.6 million write down of deferred prepublication costs and a $0.3 million write-down of inventory, related to the product offerings which were discontinued or adjusted to the lower of cost or market.

Direct Costs consist of (1) product cost, which includes paper, printing and binding for proprietary products and product purchases for distributed products,
(2) author royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Product cost increased from $11.3 million or 34.7% of revenue in 2004 to $13.0 million or 36.6% of revenue in 2005. The fluctuation in dollars is due to increased revenue. The fluctuation as a percent of revenue is primarily due to product mix and new product launches. The product cost of the Focused Instruction products is higher than that of Test Preparation and Assessment products. In addition, for new product launches we historically print lower quantities for those products then we do for established titles, thereby increasing the product cost in the short-term. Royalty expense decreased from 1.5% to 0.9% of revenue primarily due to revenue mix between royalty based and non-royalty based products. Warehouse and Delivery expense decreased from 6.7% of revenue to 6.4% of revenue primarily due to overall cost containment.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products, which include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed over a three or five year period beginning on the in-stock date of the product. We believe our amortization policy is in line with industry practice. For 2005, we amortized $5.2 million of prepublication costs as compared to $3.3 million in 2004. Prepublication expenditures serve as an important financial indicator of a company's commitment to new product development. For 2005, our prepublication expenditures increased 42.5% and was $11.5 million compared to $8.0 million in 2004.

In December 2005, we made the decision to refocus our development, sales and marketing efforts into our growing Test Preparation, Assessment and Instruction product group. Over 90% of the budgeted 2006 development expenditures will be for the creation of new, or the revision of existing products within this product group. As a result of this decision, we incurred a one-time write-off of $3.9 million. This expense consisted primarily of Prepublication Cost write-offs of underperforming products and some products that were in various stages of development and inventory of $300,000. As a result of this refocusing, we have decided to exit the Professional Development market niche. Revenues from the eliminated product lines were not material to our overall revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                   2005              2004        Variance    % Variance
                                               ------------      ------------  -----------   ----------
Selling, General and Adminstrative            $ 15,229,000      $ 12,785,000  $ 2,444,000     19.1%

Selling, General and Administrative expenses increased by $2.4 million from 2004 to 2005. As a percent of total revenues, these expenses increased from 39.4% to 43.0% of revenue.

The selling and marketing expenditures portion of the total was $10.5 million, an increase from $1.8 million from 2004. As a percent of revenue it increased from 26.9% in 2004 to 29.7% in 2005. Marketing expenses represented $627,000 of the increase and selling expenses represented $1.2 million of the increase. The increase in marketing expenses is primarily due to additional expenses related to our planned, broad scale, new product line launches including promotion, exhibit, book sample, catalog, internet, consulting and travel expense which in total increased $402,000 in 2005 compared to 2004. In addition, salaries and related expenses including recruitment fees increased $210,000 due to increased headcount and increases for existing staff. The $1.2 million increase in selling expense is primarily related to increased salary expenses of $615,000 as a result of investment in our sales infrastructure from 2004 to 2005 to support our new product line launches and our increased penetration into states in which we offer our Test Preparation and Assessment products. Commission expense increased $179,000 from 2004 to 2005 due to an increase in overall revenue; however the expense as a percent of revenue decreased from 12.8% to 12.2% due to restructuring and changes within our sales organization.

The general and administrative expenditures portion of the total was $4.0 million in 2004 and $4.7 million in 2005, representing a $700,000 increase. Salaries and related expenses increased $126,000. General office, computer support, telephone, insurance, rent and other administrative costs increased by $290,000 due to overall growth. In addition, depreciation expense increased $61,000 as a result of infrastructure expenditures made in 2004 and 2005. Legal and accounting expenses increased $134,000, which consisted primarily of expenses relating to Sarbanes-Oxley compliance requirements.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

REVENUE

Net revenue increased 16.8% for 2004 over 2003. The increase was led by a 21.2% growth in Test Preparation, Assessment and Instruction product group revenue, as reflected in the following table.

                                                            2004             2003          Variance      % Variance
                                                        ------------     ------------     -----------    ----------
Net Revenue
-----------
Test Preparation, Assessment and Instruction            $ 21,422,000     $ 17,681,000     $ 3,741,000        21.2%
College Preparation                                       11,065,000       10,134,000         931,000         9.2%
                                                        ------------     ------------     -----------        ----
                   Total Net Revenue                    $ 32,487,000     $ 27,815,000     $ 4,672,000        16.8%
                                                        ============     ============     ===========        ====

Test Preparation, Assessment and Instruction
--------------------------------------------
Test Preparation, Assessment and Instruction revenue was $21.4 million in 2004 compared to $17.7 million in 2003, representing a 21.2% increase. Test Preparation and Assessment revenue within this product line grew 26.5% in 2004 compared to 2003. The growth can be primarily attributed to increased market penetration, the release of new products into existing states, and, to a lesser extent, the publication of new products into a new state and the release of Measuring Up e-Path(TM). As of December 31, 2004, we had state-specific products published for eleven states compared to ten at the end of 2003. The Instruction products include two revenue sources, referred to as remedial and multicultural. Both include a mix of proprietary and distributed titles. Our sales and marketing emphasis is on proprietary products, and we use distributed products to round out a full catalog of product offerings. Revenue for this product line decreased 41.3% from 2003 to 2004. The decrease was anticipated as we have shifted our strategic focus away from these products. We have no plans at this time to update any Remedial or Multicultural backlist titles, and will not seek new title development in these two areas. We are, however, continuing to invest in our new state-specific instructional products that align with state standards in mathematics, reading, and language arts for grades 2 - 12. We published the first of these new products early in the fourth quarter of 2004.

College Preparation
-------------------
College Preparation revenue increased 9.2% to $11.1 million from $10.1 million in 2003. The increase is a result of our expanded sales and marketing efforts into the growing private and parochial school markets, and the revenue generated from the new distribution agreements with several publishers. We continue to be optimistic about the opportunities for growth in the high school College Preparation market.

GROSS PROFIT AND COST OF REVENUE

Gross Profit increased from $12.5 million in 2003 to $15.2 million in 2004. The increase is a result of increased revenue growth and improvement in gross profit percentage. Gross Profit percentage increased from 45.0% in 2003 to 46.7% in 2004. The increase as a percentage of revenue is primarily due to increased Test

Preparation, Assessment and Instruction revenue as a percent of total revenue. This product line consists almost exclusively of proprietary titles, which have a significantly higher gross profit than the distributed College Preparation titles. This increase in gross profit percentage is offset by an increase in prepublication amortization expense from 8.1% of revenue in 2003 to 10.3% of revenue in 2004 due to an increase in the number of books published.

Product cost decreased from 37.9% of revenue in 2003 to 34.7% in 2004. The fluctuation is due to product mix. Revenue for the Test Preparation, Assessment and Instruction product line increased $3.7 million from 63.4% of revenue in 2003 to 65.9% in 2004. This product line's product cost is significantly lower than the College Preparation product line.

For 2004, we amortized $3.3 million of prepublication costs as compared to $2.2 million in 2003. Prepublication expenditures serve as an important financial indicator of a company's commitment to new product development. For 2004, our prepublication expenditures increased 74.5% and was $8.0 million compared to $4.6 million in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                  2004             2003          Variance    % Variance
                                               -----------      -----------     -----------  ----------
Selling, General and Adminstrative             $12,785,000      $10,441,000     $ 2,344,000     22.4%

Selling, General and Administrative expenses increased by $2.3 million from 2003 to 2004. As a percent of total revenues, these expenses increased from 37.5% to 39.4% of revenue.

The selling and marketing expenditures portion of the total was $8.8 million, an increase from $7.0 million from 2003. As a percent of revenue it increased to 26.9% from 25.6%. The 1.3% point increase is primarily related to an increase in the commission expense paid to third party sales representatives (1.1%).

The general and administrative expenditures portion of the total was $3.4 million in 2003 and $4.0 million in 2004, representing a $600,000 increase. Salaries, benefits, and taxes increased $300,000 from 2003 to 2004. The balance of the increase was related to general office and computer expense and to an increase in consulting expense related to the new product launches.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for 2005 was $5.3 million, compared to $4.8 million in 2004. Net cash provided by operating activities for 2005 was primarily provided by depreciation, amortization and product line restructuring charges, offset by the increase in deferred taxes and our net loss.

Accounts receivable and accounts payable increased as a result of increased revenues and the costs associated with those revenues. Inventory increased due to expanded product offerings.

Net cash used in investing activities was $11.9 million in 2005 compared to $8.5 million in 2004. Net cash used in investing activities for 2005 consisted primarily of expenditures for prepublication costs of $11.5 million in 2005, which represents an increase of $3.4 million from 2004. In addition, we had fixed assets purchases of $425,000 in 2005, compared to $387,000 in 2004.

Net cash provided by financing activities was $6.7 million in 2005 compared to $3.3 million in 2004. Net cash provided by financing activities consisting primarily of $3.9 million of net borrowings under our line of credit and term loans, $2.9 million from the proceeds from the sale of common stock, offset by net payments on long-term debt of $41,000.

In May of 2005, we entered into a new $12 million financing facility, which consists of a revolving line of credit and a term loan:

      - The revolving line of credit provides for advances up to $7,000,000 and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of our Total Funded Debt to EBITDA.

            At December 31, 2005, approximately $2.0 million was outstanding under this facility, and $5.0 million was still available for borrowing.

      - The term loan is for $5,000,000 and matures in May 2012. The term loan provides for payments of interest only for the first twelve months and for 72 equal monthly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit. We have the option to convert the term loan to a fixed rate, at prevailing rates, anytime within the first 12 months of the agreement.

Borrowings under the facility are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and our subsidiary, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA and a minimum stockholders' equity, and prohibit net losses on a fiscal year basis. The credit agreement also provides that we may not declare or pay dividends if an event of default exists or would exist under the credit agreement after giving effect to the dividend. At December 31, 2005, we were in violation of certain annual covenants, related to positive annual earnings and minimum levels of EBITDA and Stockholders Equity, which were subsequently waived by the lender.

During 2005, we completed a public offering of common stock for the sale of 575,000 shares at $6.30 per share. The proceeds of $3.6 million were offset by approximately $700,000 in related offering costs, resulting in net proceeds of $2.9 million. In connection with this offering the underwriter was granted a warrant to purchase 50,000 of Company common stock at an exercise price of $7.56 per share. Such warrant becomes exercisable in June 2006 and expire in June 2010.

A summary of our contractual cash obligations at December 31, 2005, are as follows:

                                                                       PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS                        TOTAL          2006         2007         2008         2009         2010
-------------------------------------------     ------------    ---------    ---------    ---------    ---------      -------
Capital Leases (including interest portion)     $    497,000    $ 303,000    $ 173,000    $  21,000    $      --      $    --
Operating Leases                                   2,005,000      580,000      563,000      475,000      387,000           --
                                                ------------    ---------    ---------    ---------    ---------      -------
Total                                           $  2,502,000    $ 883,000    $ 736,000    $ 496,000    $ 387,000      $    --
                                                ============    =========    =========    =========    =========      =======

We believe that our cash and borrowing availability under our lines of credit, together with cash generated from operations, will be sufficient to meet our normal cash needs in 2006. We intend to continue investing in prepublication costs for our proprietary products to the extent cash flow allows. As we develop these products for more states, additional working capital investments will be required.

PRODUCT DEVELOPMENT

2005 was an active product development year for the Company. Expenditures were $11.5 million, an increase of 42.5% from the prior year. The vast majority of the expenditures were in the Test Preparation, Assessment and Instruction product line. We entered one new state, with Test Preparation and Assessment materials and supplemented existing states with revisions of older titles and additional books. In addition, we rolled out our new Focused Instruction product, which was originally published in one state, to additional states. In addition, we also continued our development of our proprietary products within our College Preparation product line.

The state test preparation market continues to grow, as the states demand higher academic performance from students. Most states have high-stakes testing requirements, which means that students, teachers, and administrators are rewarded for positive test performance or penalized for poor performance. The support for state standards and testing has been enhanced considerably by the mandated testing of all grade 3 - 8 students in the ESEA federal legislation. Presently, we publish Test Preparation and Assessment products for various grades in twelve states.

We intend to focus our product development in 2006 on our core, state-specific products. We intend to enter additional states and continue to supplement existing states with additional products. We also plan to expand our

\
offering of Measuring Up e-Path(TM), our first proprietary technology product, into additional states. Measuring Up e-Path(TM) is an electronic, web-based assessment and scoring product.

We have implemented our strategy to develop new supplemental instruction products that align with state standards in mathematics, reading, and language arts for grades 2 - 12. Late in 2003, an editorial office was opened in Austin, Texas and their focus will be to develop and publish supplemental products in more traditional market niches outside test preparation. Essential to this strategy is the market alignment of the Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base. The first of these products was published late in the fourth quarter of 2004. We are continuing to actively develop products within this line.

We have created a publishing program to produce proprietary college preparation supplements and ancillary materials. The first of these products was published late in the third quarter of 2004. These products will not compete with any existing publisher agreements and will be crafted as supplements to help teachers and students with their college preparation studies. We are continuing to actively develop products within this line.

The strategic growth plan for the Company calls for an emphasis on the internal development of products within the Test Preparation, Assessment and Instruction product lines. Under favorable circumstances, we would consider an acquisition to supplement our growth plan.

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

Each of our product lines has its own seasonality. The average revenue percentage by quarter for 2005 and 2004 is summarized in the table below.

                                                            1st             2nd             3rd            4th
                                                          Quarter         Quarter         Quarter        Quarter
Test Preparation, Assessment and Instruction                19%             26%             29%            25%
College Preparation                                          6%             28%             58%             9%
Total Revenue                                               15%             27%             39%            19%

The Company has changed its fiscal year end from December 31 to May 31. This will more closely align our financial year-end with our revenue cycle and our customers' purchasing cycle. This change will be effective May 31, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to market risk related to interest rates under our financing facility, which provides for floating rates of interest. Based on average floating rate borrowing of $9.0 million, a one percent change in the applicable rate would have caused annual interest expense to change by approximately $90,000. We believe that these amounts are not material to our operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data

The consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, and the related consolidated balance sheets of the Company as of December 31, 2005 and 2004, together with the related notes thereto and the report of independent registered public accounting firm appear on pages 22 through 36 hereof.

In thousands except for per share data

                                                                          2005
                                                 -----------------------------------------------------
                                                   Q1          Q2          Q3       Q4 (a)     Total
                                                 -------     -------    --------   -------    --------
Revenue, net                                     $ 4,924     $ 9,493    $ 13,995   $ 7,042    $ 35,454
Gross Profit                                       2,172       4,038       5,750    (1,284)     10,676
Income (Loss) from Operations                     (1,404)        164       1,846    (5,159)     (4,553)
NET INCOME (LOSS)                                   (884)         38       1,033    (3,343)     (3,156)
Basic Net Income (Loss) per Common Share           (0.23)       0.01        0.24     (0.78)      (0.76)
Diluted Net Income (Loss) per Common Share         (0.23)       0.01        0.21     (0.78)      (0.76)

                                                                         2004
                                                 -----------------------------------------------------
                                                   Q1          Q2          Q3        Q4        Total
                                                 -------     -------    --------   -------    --------
Revenue, net                                     $ 5,231     $ 8,644    $ 12,417   $ 6,195    $ 32,487
Gross Profit                                       2,636       3,989       5,430     3,130      15,185
Income (Loss) from Operations                       (147)        739       1,940      (132)      2,400
NET INCOME (LOSS)                                   (105)        426       1,170       (81)      1,410
Basic Net Income (Loss) per Common Share           (0.03)       0.11        0.31     (0.02)       0.37
Diluted Net Income (Loss) per Common Share         (0.03)       0.11        0.30     (0.02)       0.34

(a) The fourth quarter of 2005 includes a $3.9 million restructuring charge

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Peoples Educational Holdings, Inc.
Saddle Brook, New Jersey

We have audited the accompanying consolidated balance sheets of Peoples Educational Holdings, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each year in the three-year period ended December 31, 2005. Our audit also included the financial schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Educational Holdings, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each year in the three-year- period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set therein.

/s/ McGLADREY & PULLEN, LLP
------------------------------
McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 24, 2006

CONSOLIDATED BALANCE SHEETS

                                                                  December 31, 2005      December 31,2004
                                                                  -----------------      ----------------
ASSETS
------
Current Assets
--------------
Cash and Cash Equivalents                                          $     228,665           $    134,317
Accounts Receivable Net of Allowances for
  Doubtful Accounts and Returns                                        2,799,224              2,167,814
Inventory, Net of Reserves                                             3,525,315              1,710,746
Prepaid Expenses and Other                                               390,601                378,906
Income Taxes Receivable                                                  693,442                101,026
Deferred Income Taxes                                                    684,500                 71,000
                                                                   -------------           ------------
     Total Current Assets                                              8,321,747              4,563,809

Equipment - At Cost, Less Accumulated Depreciation
of $1,244,000 in 2005 and $920,000 in 2004                               915,983                813,992
                                                                   -------------           ------------
Other Assets
------------
Deferred Prepublication Costs, Net                                    14,316,531             11,666,604
Deferred Income Taxes                                                    561,500                     --
Trademarks, Net                                                          102,780                 57,486
Deposits and Other                                                       153,616                 44,123
                                                                   -------------           ------------
     Total Other Assets
                                                                      15,134,427             11,768,213
                                                                   -------------           ------------
Total Assets                                                       $  24,372,157           $ 17,146,014
------------                                                       =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
-------------------
Current Maturities of Long Term Obligations                        $     834,565            $   274,327
Accounts Payable                                                       7,741,132              3,911,278
Accrued Compensation                                                     328,235                536,130
Other accrued Expenses                                                   271,733                286,301
Deferred Revenue                                                         343,192                178,388
                                                                   -------------           ------------
     Total Current Liabilities                                         9,518,857              5,186,424

Long Term Obligations, less current maturities                         6,587,432              3,275,379

Deferred Income Taxes                                                         --                133,000
                                                                   -------------           ------------
Total Liabilities                                                     16,106,289              8,594,803
-----------------                                                  -------------           ------------

Commitments and Contingencies
-----------------------------

Stockholders' Equity
--------------------
Common stock, $0.02 par value; authorized 8,500,000 shares;
  issued and outstanding 4,384,198 in 2005 and 3,809,198 in 2004          87,684                 76,184
Additional Paid In Capital                                             7,662,424              4,796,829
Retained Earnings                                                        521,744              3,678,198
Less cost of 1,174 shares of Treasury Stock in 2005                       (5,984)                     -
                                                                   -------------           ------------
Total Stockholders' Equity                                             8,265,868              8,551,211
--------------------------                                         -------------           ------------
Total Liabilities and Stockholders' Equity                         $  24,372,157           $ 17,146,014
------------------------------------------                         =============           ============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               2005              2004            2003
                                                                           ------------       -----------     -----------
Revenue, net                                                               $ 35,454,105       $32,487,170     $27,814,648

Cost of Revenue
     Direct Costs                                                            15,628,445        13,963,631      13,049,452
     Prepublication Cost Amortization                                         5,218,688         3,338,293       2,244,664
     Product Line Restructuring Charge (Note 10)                              3,930,980                --              --
                                                                           ------------       -----------     -----------
     Total                                                                   24,778,113        17,301,924      15,294,116

Gross Profit                                                                 10,675,992        15,185,246      12,520,532

Selling, General and Administrative Expenses                                 15,228,761        12,785,312      10,441,265
                                                                           ------------       -----------     -----------

Income (Loss) from Operations                                                (4,552,769)        2,399,934       2,079,267

Other Expenses, Net                                                              46,285            21,950           8,285
Interest Expense                                                                411,315            89,572         109,709
                                                                           ------------       -----------     -----------

Net Income (Loss) Before Income Taxes                                        (5,010,369)        2,288,412       1,961,273

Federal and State Income Tax Expense (Benefit)                               (1,853,915)          878,000         743,000

                                                                           ------------       -----------     -----------
Net Income (Loss)                                                          $ (3,156,454)      $ 1,410,412     $ 1,218,273
                                                                           ============       ===========     ===========

Net Income (Loss) per Common Share
  Basic                                                                    $      (0.76)      $      0.37     $      0.35
  Diluted                                                                  $      (0.76)      $      0.34     $      0.34

Weighted-average Number of Common Shares Outstanding
  Basic                                                                       4,137,760         3,809,198       3,519,677
  Diluted                                                                     4,137,760         4,208,617       3,620,662
                                                                           ============       ===========     ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      Additional
                                                           Common      Paid-In     Retained    Treasury    Notes
                                                            Stock      Capital     Earnings      Stock   Receivable     Total
                                                           --------  -----------  -----------  --------  ----------  -----------
Balance, December 31, 2002                                 $ 64,338  $ 2,787,690  $ 1,049,513  $     --  $ (158,150) $ 3,743,391

Interest on Notes Receivable
   from issuance of Stock                                        --        2,821           --        --      (2,821)          --

Payment on Notes Receivable                                      --           --           --        --     160,971      160,971

Exercise of Stock Options                                       799       56,516           --        --          --       57,315

Repurchase of Common Stock                                     (224)     (38,928)          --        --          --      (39,152)

Conversion of Notes Payable and Accrued
   Interest into Common Stock                                 5,715      994,285           --        --          --    1,000,000

Sale of Common Stock                                          5,556      994,445           --        --          --    1,000,001

Net Income                                                       --           --    1,218,273        --          --    1,218,273
                                                           --------  -----------  -----------  --------  ----------  -----------

Balance, December 31, 2003                                   76,184    4,796,829    2,267,786        --          --    7,140,799

Net Income                                                       --           --    1,410,412        --          --    1,410,412
                                                           --------  -----------  -----------  --------  ----------  -----------

Balance, December 31, 2004                                   76,184    4,796,829    3,678,198        --          --    8,551,211

Proceeds from the Sale of 575,000 shares of
Common Stock net of offering cost of $700,000 (Note 7)       11,500    2,865,595           --        --          --    2,877,095

Purchase of 1,174 shares of Common Stock held in Treasury        --           --           --    (5,984)         --       (5,984)

Net Loss                                                         --           --   (3,156,454)       --          --   (3,156,454)
                                                           --------  -----------  -----------  --------  ----------  -----------

Balance, December 31, 2005                                 $ 87,684  $ 7,662,424  $   521,744  $ (5,984) $       --  $ 8,265,868
                                                           ========  ===========  ===========  ========  ==========  ===========

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                 2005             2004            2003
                                                              ------------    ------------    ------------
Cash Flows From Operating Activities
Net Income (Loss)                                             $ (3,156,454)   $  1,410,412    $  1,218,273
Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operating Activities
     Depreciation                                                  323,479         263,368         187,273
     Amortization of Prepublication Costs and Intangible
      Assets                                                     5,221,112       3,338,293       2,244,664
     Product Line Restructuring Costs                            3,930,980              --              --
     Deferred Income Taxes                                      (1,308,000)        139,000          50,000
Changes in Assets and Liabilities
     Accounts Receivable                                          (631,410)       (407,221)       (635,719)
     Inventory                                                  (2,151,038)       (608,905)       (117,172)
     Prepaid Expense and Other                                     (33,159)       (155,540)        (90,368)
     Advance Royalties                                              21,464         135,590         133,142
     Deposits and Other                                           (109,493)         (1,605)          1,867
     Accounts Payable and Accrued Expenses                       3,607,391         722,938       1,582,341
     Deferred Revenue                                              164,804         178,388              --
     Income Taxes Payable or Refundable                           (592,416)       (196,900)         61,909
                                                              ------------    ------------    ------------
        Net Cash Provided by Operating Activities                5,287,260       4,817,818       4,636,210
                                                              ------------    ------------    ------------

Cash Flows From Investing Activities
     Purchases of Equipment                                       (425,470)       (386,500)       (377,437)
     Expenditures for Intangibles                                  (47,718)        (21,481)        (36,006)
     Expenditures for Prepublication Costs                     (11,463,126)     (8,044,312)     (4,608,789)
                                                              ------------    ------------    ------------
        Net Cash Used in Investing Activities                  (11,936,314)     (8,452,293)     (5,022,232)
                                                              ------------    ------------    ------------

Cash Flows From Financing Activities
     Net Borrowings Under Line of Credit                        (1,086,323)      3,043,187        (600,000)
     Net Proceeds From the Sale of Common Stock                  2,877,095              --       1,000,001
     Proceeds From the Exercise of Stock Options                        --              --          57,315
     Payments Received on Notes Receivable                              --              --         160,971
     Purchases of Treasury Stock                                    (5,984)             --         (39,152)
     Proceeds from Term Loan                                     5,000,000              --              --
     Proceeds from Long Term Debt                                  307,063         512,780              --
     Principal Payments on Long Term Debt                         (348,449)       (213,804)        (78,954)
                                                              ------------    ------------    ------------
        Net Cash Provided By Financing Activities                6,743,402       3,342,163         500,181
                                                              ------------    ------------    ------------

        Net Increase (Decrease) in Cash and Cash Equivalents        94,348        (292,312)        114,159

Cash and Cash Equivalents
     Beginning of Period                                           134,317         426,629         312,470
                                                              ------------    ------------    ------------
     End of Period                                            $    228,665    $    134,317    $    426,629
                                                              ============    ============    ============

Supplemental Cash Flow Information
     Cash Payments for:
        Interest                                              $    411,315    $     89,572    $    109,709
        Income Taxes                                          $         --    $    935,900    $    670,869
                                                              ============    ============    ============

Supplemental Schedule of Noncash Investing and Financing
  Activities Conversion of Note Payable and Accrued
  Interest to Common Stock                                    $         --    $         --    $  1,000,000
                                                              ============    ============    ============

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, The Peoples Publishing Group, Inc. (PPG), publishes and markets its own supplementary educational textbooks and materials for K - 12 school market. The materials are predominantly state-specific and standards-based, focused on state-required tests. PPG publishes its own proprietary, and distributes for other publishers, college textbooks and supplements to the high school Advanced Placement market. Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PPG and PEH are together referred to herein as the Company.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of PEH and its wholly owned subsidiary, PPG. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to estimate and assumptions include the estimated lives of deferred prepublication costs, allowances for product returns, inventory, and impairment of deferred prepublication costs. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash equivalents consist primarily of money market funds. The Company maintains its cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE: The Company recognizes revenue upon shipment. The allowances for returns as of December 31, 2005 and, 2004 were approximately $519,000, and, $433,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. The Company recognizes it subscription based revenue on its Measuring Up e-Path(TM) prorata over the life of the agreement.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

MAJOR SUPPLIERS: For 2005, 2004 and 2003, approximately 30%, 31% and 34% of net revenue, respectively, were generated from college books and products from two major college book publishers. The Company has exclusive distribution agreements with these two publishers. The loss of either of these distribution agreements would have a material adverse effect on the Company's revenue and net income.

INVENTORY: Inventory is stated at the lower of cost or market, which is determined using the first-in, first-out method. Inventory consists entirely of finished goods. Inventory on the consolidated balance sheet is reflected net of reserves for write-downs or non-salability of approximately $195,000 and $70,000 in 2005 and 2004, respectively.

DEFERRED PREPUBLICATION COSTS: Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products, which include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to completion of the product. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and are amortized over a three or five year period (the estimated minimum lives of the related publication) using the straight-line method beginning on the in-stock date of the publication.

PREPAID CATALOGS AND MARKETING EXPENSE: The cost of catalogs, which have not been completed or delivered to customers, are carried as a prepaid expense until the actual date of completion and mailing. Catalog expense is recognized in the consolidated statements of operations in the period in which the catalogs are mailed or distributed. Marketing expense was approximately $1,151,000, $1,195,000 and $922,000 for 2005, 2004 and 2003, respectively.

DEPRECIATION: Equipment is recorded at cost. Depreciation is provided over the equipment's estimated useful lives of five to seven years using the straight-line method. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the remaining life of the lease. Maintenance and repairs are charged to expense as incurred, and major renewals or improvements are capitalized. On sale or retirement of property and equipment, the related costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of current operations.

ACCOUNTING FOR LONG-LIVED ASSETS: Long-lived assets, such as equipment, deferred prepublication costs, and other assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This is accomplished by comparing their carrying value with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. The Company recognized a write-down loss on its deferred publication costs in 2005 (see Note 10).

INCOME TAXES: The Company accounts for deferred taxes on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE: Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see
Note 8 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share. The dilutive effect of these additional shares for the years ended December 31, 2004 and 2003 was to increase the weighted average shares outstanding by 399,419 and 100,985, respectively.

Due to the net loss in 2005, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. Options and warrants totaling 460,960 shares were excluded from the calculation of diluted shares for the year ended December 31, 2005, as their effect would have been anti-dilutive.

STOCK-BASED COMPENSATION: The Company grants options to its employees under its 1998 Stock Plan as described in Note 8. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost is recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the years ended December 31, 2005, 2004 and 2003.

The Company has granted warrants to non-employees for services rendered in conjunction with certain agreements. These grants are accounted for under FASB Statement 123 based on the grant date fair values.

Had compensation cost for all of the stock-based compensation grants issued been determined based on the fair values at the grant date consistent with the provisions of Financial Accountings Standards Board ("FASB") Statement No. 123, the Company's net income (loss) and net income (loss) per basic and diluted common share would have been as indicated below.

                                                                         Years Ended December 31
                                                                 2005            2004          2003
                                                              ------------    -----------   -----------
Net Income (Loss), as reported                                $ (3,156,454)   $ 1,410,412   $ 1,218,273
Deduct total stock-based employee compensation
  expense determined under the fair value-based
  method for all awards                                           (273,123)      (261,813)     (249,141)
                                                              ------------    -----------   -----------
Net Income (Loss), proforma                                   $ (3,429,577)   $ 1,148,599   $   969,132
                                                              ============    ===========   ===========

Basic Net Income (Loss) per Common Share, as reported         $      (0.76)   $      0.37   $      0.35
Basic Net Income (Loss) per Common Share, proforma                   (0.83)          0.30          0.28

Diluted Net Income (Loss) per Common Share, as reported              (0.76)          0.34          0.34
Diluted Net Income (Loss) per Common Share, proforma                 (0.83)          0.27          0.27

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

The Company has not completed its evaluation of the adoption criteria outlined in SFAS No.123R. The pro forma compensation costs presented above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of the actual effect on net income
(loss) when SFAS 123R is adopted as such effect is dependent upon many factors including the number if stock options granted in the future as well as their related terms.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments and methods and assumptions used in estimating their fair values: for cash and cash equivalents, the carrying amount is fair value, and for trade accounts receivable, accounts payable, and line-of-credit and long-term debt, the carrying amounts approximate their fair values due to either the short-term nature of these instruments or the variable nature of the interest rate. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. In addition, the aggregate fair values of all financial instruments would not represent the underlying value of the Company.

NOTE 2. DEFERRED PREPUBLICATION COSTS

Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future revenue. If future revenue is not sufficient to support the net carrying value of the asset, an impairment charge will be recognized. At December 31, 2005, we had a $100,000 valuation allowance against this asset. No allowance existed in 2004 or 2003.

The activities in deferred prepublication costs for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                             2005             2004            2003
                                         ------------     ------------     -----------
Balances, Beginning                      $ 11,666,604     $  6,960,585     $ 4,596,460
   Prepublication Cost Additions           11,463,126        8,044,312       4,608,789
   Amortization expense                    (5,218,688)      (3,338,293)     (2,244,664)
   Product Line Restructuring              (3,594,511)              --              --
                                         ------------     ------------     -----------
Balances, Ending                         $ 14,316,531     $ 11,666,604     $ 6,960,585
                                         ============     ============     ===========

The future amortization expense of deferred prepublication costs over the next five years is estimated to be as follows:

For the year ending December 31
2006                                           $ 4,531,000
2007                                             4,179,000
2008                                             3,082,000
2009                                             1,764,000
2010                                               685,000

NOTE 3. LINES OF CREDIT AND LONG-TERM DEBT

LINES OF CREDIT AND LONG-TERM DEBT: In May of 2005, the Company entered into a new $12 million financing facility, which consists of a revolving line of credit and a term loan:

      - The revolving line of credit provides for advances up to $7,000,000 and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA.(6.33% at December 31, 2005) At December 31, 2005, approximately $2.0 million was outstanding under this facility, and $5.0 million was still available for borrowing.

      - The term loan is for $5,000,000 and provides for payments of interest only for the first twelve months and for 72 equal monthly payments of principal and interest thereafter until May 2012. The term loan bears interest at the same rate as the revolving line of credit. We have the option to convert the term loan to a fixed rate, at prevailing rates anytime within the first 12 months of the agreement.

Borrowings under the facility are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA and a minimum stockholders' equity, and prohibit net losses on a fiscal year basis. The credit agreement also provides that the Company may not declare or pay dividends if an event of default exists or would exist under the credit agreement after giving effect to the dividend. The Company was in violation of the covenants requiring the Company to have positive annual earnings, and minimum levels of EBITDA and Stockholders' Equity. On March 24, 2006, the lender waived these violations.

Long-term debt at December 31, 2005 and 2004 consisted of the following:

                                                           2005                 2004
                                                       -----------          -----------
Obligations under capital leases (Note 6)              $   465,134          $   506,520
Notes payable under line of credit (see above)           1,956,863            3,043,186
Term Loan                                                5,000,000                   --
                                                       -----------          -----------
                                                         7,421,997            3,549,706
Less current maturities                                    834,565              274,327
                                                       -----------          -----------
                                                       $ 6,587,432          $ 3,275,379
                                                       ===========          ===========

Approximate maturities of long-term debt at December 31, 2005, are as follows:

                                   2005
                               -----------
Years ending December 31:
2006                           $   835,000
2007                               999,000
2008                               854,000
2009                               833,000
2010                             2,790,000
Thereafter                       1,111,000
                               -----------
                               $ 7,422,000
                               ===========

CONVERTIBLE NOTE PAYABLE TO STOCKHOLDER: In December 2002, the Company borrowed $1,000,000 under a subordinated convertible note payable to its largest stockholder. The terms of this note provided for quarterly interest payments at a rate of 10 percent with principle due December 30, 2004, and conversion into common stock if the Company secured a certain level of debt financing. This note, plus accrued interest, was converted into 289,785 shares of common stock at a conversion price of $3.50 per share in February 2003.

NOTE 4. NET REVENUE BY PRODUCT GROUP

The Company operates as one business segment, with two major product groups. During the fourth quarter of 2005 the Company re-organized its product groupings from four to two. The Company's revenues, net of returns, by major product groups for the years ended December 31, 2005, 2004 and 2003, are as follows:

                                                    2005            2004             2003
                                              ---------------   ------------     ------------
Test Preparation, Assessment and Instruction  $    23,520,252   $ 21,422,118     $ 17,680,386
College Preparation                                11,933,853     11,065,052       10,134,262
                                              ---------------   ------------     ------------
Total Net Revenue                             $    35,454,105   $ 32,487,170     $ 27,814,648
                                              ===============   ============     ============

NOTE 5. INCOME TAXES

Federal and state income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003, consisted of the following:

                     2005                     2004                   2003
                 -------------             ---------               ---------
Current          $   (546,000)             $ 739,000               $ 693,000
Deferred           (1,308,000)               139,000                  50,000
                 -------------             ---------               ---------
Total            $ (1,854,000)             $ 878,000               $ 743,000
                 =============             =========               =========

For the years ended December 31, 2005, 2004 and 2003, the income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss), due to the following:

                                                           2005                     2004                   2003
                                                       ------------               ---------              ---------
Computed federal income tax at statutory rate          $ (1,754,000)              $ 808,000              $ 690,000
State income taxes, net of federal benefit                 (220,000)                 72,000                 71,000
Income (loss) taxed at lower rate                            50,000                 (23,000)               (20,000)
Other, including nondeductible expenses, net                 70,000                  21,000                  2,000
                                                       ------------               ---------              ---------
                                                       $ (1,854,000)              $ 878,000              $ 743,000
                                                       =============              =========              =========

Net deferred tax assets and liabilities are comprised of the following at December 31, 2005 and 2004:

                                                            2005                    2004
                                                         -----------              ---------
Deferred tax assets:
  Allowance for doubtful accounts                        $    15,000              $  15,000
  Allowance for sales returns                                200,000                167,000
  Allowance for prepublication costs                          39,000                     --
  Inventory                                                  106,000                 66,000
  Federal and state net operating loss carryforward          112,000                 57,000
  Deferred Prepublication costs (see Note 10)              1,194,000                     --
                                                         -----------              ---------
                                                           1,666,000                305,000
                                                         -----------              ---------
Deferred tax liabilities:
  Fixed assets                                              (151,000)              (190,000)
  Allowance for purchase returns                            (154,000)              (129,000)
  Prepaid expenses                                          (115,000)               (48,000)
                                                         -----------              ---------
                                                            (420,000)              (367,000)
                                                         -----------              ---------
Net deferred tax assets (liabilities)                    $ 1,246,000              $ (62,000)
                                                         ===========              =========

The aforementioned net deferred tax assets (liabilities) are reflected on the consolidated balance sheets as follows:

                                                         December 31
                                             -----------------------------------
                                                 2005                    2004
                                             -----------              ----------
Current assets                               $   684,500              $  71,000
Noncurrent assets                                561,500               (133,000)
                                             -----------              ---------
Net deferred tax assets                      $ 1,246,000              $ (62,000)
                                             ===========              =========

As of December 31, 2005, the Company had approximately $150,000 of net operating loss (NOL) carryforwards available to reduce federal taxable income to 2014. Future utilization of these loss carryforwards is subject to certain limitations under provisions of the Internal Revenue Code, including limitations subject to
Section 382, which relate to a 50 percent change in control over a three-year period. Such a change did take place in 1998, and the NOL carryforwards were adjusted accordingly. The Company's ability to utilize the aforementioned NOL carryforwards is limited to approximately $17,600 per year.

NOTE 6. COMMITMENTS

OPERATING LEASES: The Company is leasing its premises under certain operating leases. The lease of the corporate office was extended in 2004 due to additional acquired office space and expires in October 2009. The Company also leases office space in Austin, Texas and Columbus, Ohio. The leases expire in February 2008 and November 2007, respectively. The Company also leases certain office equipment under operating leases.

Future minimum rental obligations under operating leases are as follows:

Years ending December 31:
 2006                              $   580,000
 2007                                  563,000
 2008                                  475,000
 2009                                  387,000
                                   -----------
                                   $ 2,005,000
                                   ===========

Rent expense under the aforementioned operating leases was $593,000, $392,000 and $264,000 in 2005, 2004 and 2003, respectively.

CAPITAL LEASES: The Company also has capital leases for the use of certain office equipment. Lease terms are generally three to five years. Effective interest rates on these obligations ranges from seven to twelve percent.

A summary of equipment under capital leases as of December 31, 2005 and 2004 is as follows:

                                      2005                2004
                                   -----------          ---------
Office equipment                   $ 1,179,917          $ 872,855
Less accumulated depreciation          633,482            374,623
                                   -----------          ---------
                                   $   546,435          $ 498,232
                                   ===========          =========

Approximate minimum annual lease payments under capital leases are as follows:

Years ending December 31:
 2006                                                                                    $ 303,000
 2007                                                                                      173,000
 2008                                                                                       21,000
                                                                                         ---------
                                                                                           497,000

Less amount representing interest                                                           32,000
                                                                                         ---------
Present value of minimum lease payments (included in long-term debt--Note 3)             $ 465,000
                                                                                         =========

EMPLOYMENT AGREEMENTS: The Company has employment agreements with certain executive officers, which provide severance benefits in the event the Company, without cause, terminates such officers.

NOTE 7. CAPITAL STOCK

AUTHORIZED CAPITAL STOCK: The Company has authorized 10,000,000 shares of capital stock, of which 8,500,000 are designated as common shares and 1,500,000 are designated as preferred shares.

COMMON STOCK OFFERING: During 2005, the Company completed a public offering of common stock for the sale of 575,000 shares at $6.30 per share. The proceeds of $3.6 million were offset by approximately $700,000 in related offering costs, resulting in net proceeds of $2.9 million. In connection with this offering the underwriter was granted a warrant to purchase 50,000 of Company common stock at an exercise price of $7.56 per share. Such warrants become exercisable in June 2006, and expire in June 2010.

NOTE 8. STOCK OPTIONS

As discussed in Note 1 to the financial statements, the Company accounts for employee stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                  2005              2004           2003
                              -------------        -------     -------------
Dividend Yield                     0.0%              0.0%           0.0%
Risk Free Interest Rate        3.7% to 4.3%          4.0%       3.8% to 4.2%
Expected Life of Options      5 to 10 Years        8 Years     8 to 10 Years
Expected Volatility Factor      43% to 55%           55%            55%

The 1998 Stock Option Plan (the Plan) permits the granting of incentive stock options and nonqualified options. A total of 1,000,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted under the Plan.

A summary of stock option activity is as follows:

                                         Weighted-                   Weighted-
                                          Average                     Average
                                           Grant                     Exercise
                                        Fair Value       Shares        Price
                                        -----------     --------     ---------
Outstanding at December 31, 2002        $      1.12     713,564      $    2.80
  Granted                                      1.22      50,500           3.60
  Exercised                                    0.53     (35,889)          1.20
Outstanding at December 31, 2003               1.16     728,175           2.93
  Granted                                      2.13      89,000           4.34
Outstanding at December 31, 2004               1.27     817,175           3.09
  Granted                                      2.52      75,500           5.47
  Forfeited                                    2.35     (12,500)          3.32
                                                        -------
Outstanding at December 31, 2005        $      2.04     880,175      $    3.29
                                                        =======

                                     Options Outstanding        Options Exercisable
                                ----------------------------   ----------------------
                                  Weighted Avg      Weighted      Number     Weighted
                     Number         Remaining       Average    Exercisable    Average
    Range of       Outstanding  Contractual Life    Exercise        at       Exercise
 Exercise Prices   at 12/31/05        Years          Price       12/31/05      Price
----------------   -----------  ----------------    --------   -----------   --------
      $1.20             54,375       1.58           $   1.20      54,375     $   1.20
      $3.00            578,800       5.27           $   3.00     495,465     $   3.00
      $3.50             34,500       3.94           $   3.50      34,500     $   3.50
      $3.60             64,000       6.68           $   3.60      44,000     $   3.60
      $4.50             73,000       6.58           $   4.50      12,500     $   4.50
      $5.20             50,000       5.20           $   5.20      12,500     $   5.20
      $6.00             25,500       6.00           $   6.00       6,375     $   6.00
 --------------        -------       ----           --------     -------     --------
 $1.20 to $6.00        880,175       5.22           $   3.29     659,715     $   3.02
 ==============        =======       ====           ========     =======     ========

At December 31, 2005, a total of 72,498 shares were available for grant. At December 31, 2004 and 2003, 555,825 and 435,099 options were exercisable at a weighted average exercise price of $2.91 and $2.83, respectively.

In a prior year, two officer/stockholders exercised options to purchase shares of Company stock. The shares were issued in exchange for $125,000 of nonrecourse promissory notes receivable bearing interest at 6 percent per annum. The notes, plus all accrued interest, were due on July 31, 2003, and were collateralized by the shares acquired. For financial reporting purposes, the notes receivable were accounted for as a reduction of stockholders' equity. These notes were repaid in May 2003.

NOTE 9. RELATED-PARTY TRANSACTIONS

Mr. Casabonne, one of the Company's directors, is a principal in both Casabonne Associates and Marketing Works. The Company paid Casabonne Associates approximately $33,000, $37,000 and $27,000 in 2005, 2004 and 2003, respectively.

In addition, the Company paid Marketing Works $35,000, $53,000 and $56,000 in 2005, 2004 and 2003, respectively.

The Company paid Kenneth Miller, spouse of Diane Miller, an officer and director of the Company, $41,000, $121,000, and $12,000 in 2005, 2004 and 2003,
respectively, for consulting services primarily related to the Company's development of its electronic product offerings.

NOTE 10. PRODUCT LINE RESTRUCTURING CHARGE

During the fourth quarter of 2005, and after assessing revenue results, the Company made a strategic decision to eliminate or revise certain product offerings, which performed below management's expectation. This decision led to restructuring charges of $3.9 million, including a $3.6 million write down of deferred prepublication costs and a $0.3 million of inventory, related to the product offerings which were discontinued or adjusted to the lower of cost or market. Revenues from the eliminated product lines were not material to our overall revenues.

In connection with the write-down of the deferred prepublication costs, the Company generated a deferred tax asset of approximately $1.1 million. For income tax purposes, such costs are recognized over-periods ranging from three to five years.

NOTE 11. YEAR-END CHANGE

The Company has changed its fiscal year end from December 31 to May 31. This will more closely align the Company's financial year-end with its revenue cycle and its customers purchasing cycle. This change will be effective May 31, 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934 (the "1934 Act") as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals constitute the current directors and executive officers of the Company:

                                                                                                              Director
       Name and Age                                           Principal Occupation                             Since
--------------------------           ---------------------------------------------------------------------    --------
Brian T. Beckwith (50)               President and Chief Executive Officer of the Company since               2001
                                     December 2001, Mr. Beckwith has over 25 years of publishing industry experience, including positions in market research, consumer marketing, operations, business development, and
                                     general management.  Prior to joining the Company, he was a principal in Beckwith & Associates, a publishing advisory firm specializing in start-ups, acquisitions, and Internet business development.  From 1998 to 2000, he was President and Chief
                                     Operating Officer of Grolier, Inc., a $450 million publisher and direct marketer of children's books and other educational
                                     products.  From 1991 to 1997, Mr. Beckwith served in various senior management positions with K-III (Primedia) including
                                     President and Chief Executive Officer of the Special Interest
                                     Magazine Group.  Mr. Beckwith has also held management positions with Murdoch Magazines, CBS Magazines, and Ziff-Davis
                                     Publishing.  He holds a B.A. summa cum laude from New England
                                     College and an M.B.A. from Fordham University's Graduate School of Business.

John C. Bergstrom (45)               Partner in RiverPoint Investments, Inc., a St. Paul, MN-based            1998
                                     business and financial advisory firm since 1995. Mr. Bergstrom is also a director of Dolan Media Co., Tecmark, Inc., Mall
                                     Marketing Media, LLC, Instrumental, Inc., Linkup, Inc., and
                                     MakeMusic, Inc. (NASDAQ:MMUS).  Mr. Bergstrom is also an adjunct
                                     faculty member in Finance at the University of Minnesota.   Mr.
                                     Bergstrom is a graduate of Gustavus Adolphus College, B.A., and the University of Minnesota, M.B.A.

Richard J. Casabonne (60)            Founder and President of Casabonne Associates, Inc., an                  2002
                                     educational research, strategy and development firm, since
                                     1986.  Since 2003, Mr. Casabonne has also served as a principal at Marketing Works, a full service consulting firm.  From October
                                     2003 to May 2004, he served as Chief Executive Officer of TestU, an instructional assessment company based in New York City.
                                     From July 2001 to April 2002, Mr. Casabonne also served as the
                                     President and a director of the Education and Training Group of
                                     Leapfrog Enterprises, Inc.

Anton J. Christianson (53)           Chairman of Cherry Tree Companies, a firm involved in                    1998
                                     investment management and investment banking. Mr.
                                     Christianson is a General Partner of School Power LP, an
                                     investor in Peoples Educational Holdings and a Cherry Tree affiliate. He has been an active investor in private equities and micro-cap public equities for 25 years.  He serves as a director for several public and private companies including:

                                                                                                              Director
       Name and Age                                           Principal Occupation                              Since
--------------------------           ---------------------------------------------------------------------    --------
                                     AmeriPride Services, Inc., Dolan Media Company, Fair Isaac
                                     Corporation, Capella Education Company, and Titan Machinery,
                                     Inc.  Mr. Christianson is a graduate of St. John's University,
                                     Collegeville, MN and earned an M.B.A. from Harvard Business
                                     School.

Michael L. DeMarco  (41)             Chief Financial Officer of the Company since May 2002,                   n/a
                                     Vice-President of Finance and Operations of the Company from May
                                     1999 to April 2002.  Mr. DeMarco has over 19 years of experience in finance and accounting.  Prior to joining the Company, Mr.
                                     DeMarco was Controller for Health Tech, a health care products company.  He was also a Controller for Omnitech Corporate
                                     Solutions, a computer integration and software development company.  Mr. DeMarco also spent four years as an auditor with the public accounting firms of Ernst and Young.  Mr. DeMarco is a graduate of Pace University in New York and is a Certified
                                     Public Accountant.

James P. Dolan (56)                  Since 1993, Chairman, President and Chief Executive Officer and          1999
                                     founder of Dolan Media Company, Minneapolis, a specialized business information company that publishes daily and weekly business newspapers in 21 U.S. markets; operates a number of legal services businesses including Counsel Press, the nation's largest appellate legal services provider. From 1989 to 1993, he was Executive Vice President of the Jordan Group, New York City,
                                     an investment bank specializing in media. He previously held executive positions with News Corporation Ltd. in New York,
                                     Sun-Times Company of Chicago, and Centel Corp., Chicago, and
                                     also was an award-winning reporter and editor at newspapers in
                                     San Antonio, New York, Chicago, Sydney, and London. He serves as a director of several private companies and is a journalism graduate of the University of Oklahoma.

Diane M. Miller (53)                 Co-founder and Executive Vice President of the Company since             1998
                                     1989, and Chief Creative Officer and Executive Vice President
                                     of Peoples Educational Holdings. Her educational publishing experience encompasses general management, product development, strategic planning, market research, writing, curriculum
                                     development, editorial, marketing, production, and professional development.  Prior to forming PPG, Ms. Miller was publisher of
                                     Globe Books, a remedial, supplementary education publisher owned by Simon and Schuster.  Prior to joining Globe Books, she was Senior Editor of Reading for Harcourt Brace Jovanovich.
                                     Ms. Miller has classroom and research experience, as well, and is a graduate with honors of Centre College of Kentucky.


                                                                                                              Director
       Name and Age                                           Principal Occupation                              Since
--------------------------           ---------------------------------------------------------------------    --------
James J. Peoples (68)                Co-founder, Chairman, and Senior Advisor to the Company.                 1998
                                     Effective December 2001, Mr. Peoples resigned as CEO and
                                     President of the Company and remains Chairman of the Board. He has
                                     41 years of experience in schoolbook publishing, including positions in sales, sales management, corporate staff assignments, and general management. Prior to forming PPG, Mr. Peoples was
                                     President of the Prentice Hall School Group for seven years and served three years as Group President of the $350 million Simon and Schuster Educational Group.  Mr. Peoples is a graduate of
                                     Oregon State University.

Matti A. Prima (51)                  Senior Vice President of Business Development since August 1999, and     n/a
                                     also responsible for all sales marketing of the state-specific standards and assessment materials published by PPG. Mr. Prima also serves as President, Education Development Division. Mr. Prima has
                                     over 20 years of experience in finance, communications, and publishing.  Prior to joining PPG, Mr. Prima was VP Finance with
                                     Siegel Gale, an interactive brand management company, from 1998 to
                                     1999, where he was responsible for all divisional budget decisions, funding decisions relating to commercial credit, investment banking, corporate finance, acquisitions, and risk management. Prior to that,
                                     Mr. Prima's work experience included KPMG Peat Marwick, Corporate
                                     Transactions; and Henry Ansbacher as Senior Managing Director.  Mr.
                                     Prima is a graduate of Bloomsburg State University and has an M.B.A.
                                     from Pepperdine University.

Board Committees. The Board of Directors has established an Audit Committee, a Governance Committee and a Compensation Committee.

The Audit Committee is currently composed of Messrs. Bergstrom, Christianson and Dolan. The committee meets with our independent registered public accounting firm and representatives of management to review the internal and external financial reporting of the Company, considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments, and approves any material non-audit services to be provided by our independent registered public accounting firm. Our Board of Directors has determined that Mr. Bergstrom is an audit committee financial expert as defined in Item 401(e)(2) of Regulation S-B. He is independent pursuant to the independence standards promulgated by the NASDAQ Stock Market.

The Compensation Committee is currently composed of Messrs. Bergstrom, Christianson, and Dolan. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation, stock options, and benefits of officers and employees.

The Governance Committee is currently composed of Messrs. Christianson (Chairman), Bergstrom, Casabonne, and Dolan. The Governance Committee reviews and makes recommendations to the Board regarding corporate governance polices and procedures, reviews our Code of Conduct and compliance thereof, identifies and makes recommendations to the Board regarding candidates for election as directors, and evaluates the Board of Directors.

Director Compensation. Each non-employee member of the Board of Directors receives on a quarterly basis $3,000 for being a director plus $500 per for each committee they are a member of, plus and additional $500 for each committee in which they are the chairperson. In addition, the Corporate Secretary, receives an additional $1,000. Non-employee directors are also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, each non-employee director will receive annually, a nonqualified option to purchase 2,000 shares of our common stock at an option price equal to the fair market value of our common stock on the date that the option is granted. All such options are exercisable in increments of 25% each over a four-year period during the term of the options, which range from five years to eight years. In March 2005, all non-employee directors received options to purchase 2,000 shares each at $6.00 per share upon the terms described above.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Since August 26, 2004, our directors, our executive officers and any persons holding more than 10% of outstanding common stock have been required to file reports with the Securities and Exchange Commission concerning their initial ownership of common stock and any subsequent changes in that ownership. We believe that each person satisfied the filing requirements for the last fiscal year on a timely basis. In making the above disclosure, we have relied on the written representations of our directors, executive officers and beneficial owners of more than 10% of common stock and copies of the reports that they have filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows, for fiscal years 2005, 2004, and 2003, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Brian T. Beckwith, our President and Chief Executive Officer, and to the other executive officers of the Company whose annual salary and bonus exceeded $100,000 during 2005 (together with Mr. Beckwith, the "Named Executives"). Compensation to the Named Executives is paid by the Peoples Educational Holdings Inc.'s wholly-owned subsidiary, Peoples Publishing Group.

SUMMARY COMPENSATION TABLE

                                                                           Long-Term Compensation
                                                     Annual Compensation           Awards
                                                    --------------------         Securities            All Other
       Name                 Position          Year   Salary    Bonus (1)     Underlying Options     Compensation (2)
------------------  ------------------------  ----  ---------  ---------   ----------------------   ----------------
Brian T. Beckwith   President and CEO         2005  $ 300,000  $      --            10,000               $   264
                                              2004  $ 280,663  $ 122,544            48,000               $   204
                                              2003  $ 272,115  $ 162,415                --               $   192

James J. Peoples    Chairman                  2005  $ 100,000  $      --                --               $ 1,224
                                              2004  $ 111,923  $  36,763                --               $ 1,191
                                              2003  $ 139,423  $  64,966                --               $ 1,179

Diane M. Miller     Executive                 2005  $ 162,100  $      --             5,000               $   264
                    Vice President            2004  $ 154,215  $  53,897                --               $   204
                                              2003  $ 152,896  $  54,530                --               $   192

Matti A. Prima      Senior Vice President of  2005  $ 148,400  $      --             5,000               $   264
                    Business Development      2004  $ 139,884  $ 103,377                --               $   204
                                              2003  $ 139,128  $ 160,194                --               $   192

Michael L. DeMarco  Chief Financial Officer   2005  $ 146,736  $      --             5,000               $   264
                                              2004  $ 138,779  $  42,814                --               $   204
                                              2003  $ 137,135  $  40,898            15,000               $   192

(1) Represents bonuses earned in the year set forth in the table.

(2) Represents premiums paid by PPG for life insurance.

The following table contains information concerning individual grants of stock options to each of the Named Executives during the last fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                                                               POTENTIAL REALIZABLE VALUE
                                       PERCENT OF TOTAL               MARKET                   AT ASSUMED ANNUAL RATES OF
                             OPTIONS    OPTIONS GRANTED               PRICE                     STOCK PRICE APPRECIATION
                             GRANTED    TO EMPLOYEES IN   EXERCISE   ON GRANT   EXPIRATION       FOR OPTION TERM($)(3)
           NAME                (#)        FISCAL YEAR    PRICE ($)   DATE ($)      DATE            5%             10%
--------------------------   -------   ----------------  ---------   --------   ----------     ---------         --------
Brian Beckwith (1)........    10,000         15.0%          $5.20      $5.20    10/03/2010       $14,367         $31,747
Diane Miller (2)..........     5,000          7.0%          $5.20      $5.20    10/03/2010       $ 7,183         $15,873
Matti Prima (2)...........     5,000          7.0%          $5.20      $5.20    10/03/2010       $ 7,183         $15,873
Michael DeMarco (2).......     5,000          7.0%          $5.20      $5.20    10/03/2010       $ 7,183         $15,873

(1) Becomes exercisable with respect to 2,500 shares on each of October 3, 2005, 2006, 2007 and 2008

(2) Becomes exercisable with respect to 1,250 shares on each of October 3, 2005, 2006, 2007 and 2008

(3) Potential realizable value is based on an assumption that the market price of the underlying security appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect our estimate of future stock price growth.

The following table sets forth information with respect to the Named Executives concerning exercised and unexercised options held as of December 31, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                              Number of Unexercised
                                              Securities Underlying         Value of Unexercised
                       Shares                  Unexercised Options          In-The-Money Options
                      Acquired     Value        At Fiscal Year End        At Fiscal Year End $ (1)
     Name           on Exercise  Realized  Exercisable  Unexercisable   Exercisable    Unexercisable
------------------  -----------  --------  -----------  -------------   -----------    -------------
Brian T. Beckwith       --       $     --     169,165        138,835    $   375,121    $     223,879
Diane M. Miller         --       $     --      76,250          3,750    $   168,813    $         187
Matti A. Prima          --       $     --     101,250          3,750    $   225,000    $          --
Michael L. DeMarco      --       $     --      64,500          7,500    $   130,625    $       6,375

(1). The values in the table have been calculated assuming a per share price of $5.25 which reflects the closing price of our stock at December 31, 2005.

EMPLOYMENT AGREEMENTS

In July 2004, we amended the employment agreement with Brian T. Beckwith, our President and Chief Executive Officer, originally entered into in 2001. The amended agreement terminates in December 2008 and will continue thereafter from year to year unless terminated by either party by 180 days' prior notice before the end of each contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Beckwith ceases to be employed. If Mr. Beckwith is terminated by the Company without cause, or if Mr. Beckwith resigns for good reason, Mr. Beckwith is entitled to 18 months of severance. If we provide Mr. Beckwith notice of non-renewal, Mr. Beckwith is entitled to 12 months of severance. The agreement also provides for, under certain circumstances, our repurchase right and Mr. Beckwith's put right to the Company with respect to Company stock owned by Mr. Beckwith following termination of his employment which he has acquired upon exercise of stock options and held for at least one year.

We entered into a new employment agreement with Mr. Peoples, Chairman of the Board of Directors in June 2003, with a term of 5 years. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Peoples ceases to be employed. If Mr. Peoples is terminated without cause or if Mr. Peoples resigns for good reason, we shall pay Mr. Peoples his salary, benefits, and incentive compensation through July 31, 2008.

In November 2004, we amended and restated the employment agreement with Diane M. Miller, originally entered into in 1990. The agreement has an initial term of three years and will continue thereafter for successive one-year periods unless terminated by either party at least 180 days prior to the end of the contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Ms. Miller ceases to be employed. If Ms. Miller is terminated without cause or if Ms. Miller resigns for good reason, Ms. Miller is entitled to 12 months of severance. We have a right of first refusal with respect to any share transfers of Company stock by Ms. Miller to a competitor.

In October 2005, we amended the employment agreement with Michael L. DeMarco, our Chief Financial Officer, originally entered into in 2002. The amended agreement terminates in May 2008 and will continue thereafter from year to year unless terminated by either party by 180 days' prior notice before the end of each contract year. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company. If Mr. DeMarco is terminated without cause or resigns for good reason, Mr. DeMarco is entitled to the lesser of 12 months or the remainder of his contract as severance.

In July 2004, we entered into an eighteen-month employment agreement with Matti
A. Prima, our Senior Vice President - Business Development. After the expiration of the initial term, the agreement will continue thereafter for successive one-year periods unless terminated by either party at least 90 days prior to the end of the contract year. Pursuant to these provisions, the term of the agreement has been extended to December 2006. The agreement contains non-competition and non-solicitation covenants which continue in effect for a period ending one year after Mr. Prima ceases to be employed. If Mr. Prima is terminated without cause or resigns for good reason, Mr. Prima is entitled to 100% of his salary for the lesser of 12 months or the remainder of his contract as severance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information provided to the Company as to the beneficial ownership of our Common Stock as of March 7, 2006 by (i) the only stockholders known to the Company to hold 5% or more of such stock, and (ii) each of the directors, the Named Executives set forth in the table on the next page, and directors and officers as a group.

                                                              COMMON STOCK
                                                              BENEFICIALLY
BENEFICIAL OWNER                                                 OWNED            TOTAL (%)
----------------                                              ------------        ---------
Anton J. Christianson (1) (2)                                    1,866,703           41.9%
NAP & CO - c/o Delaware State Pension Fund                         603,151           13.6%
James J. Peoples (1)                                               571,581           12.9%
Dolphin Offshore Partners, Inc.                                    361,887            8.2%
Diane M. Miller (1)                                                327,266            7.2%
Brian T. Beckwith (1)                                              202,498            4.4%
Matti A. Prima (1)                                                 104,107            2.3%
Michael L. DeMarco (1)                                              64,500            1.4%
John C. Bergstrom (1)                                               55,316            1.2%
James P. Dolan (1)                                                  47,500            1.1%
Richard Casabonne (1)                                               26,000              *
Directors and Officers as a group (9 persons) (1) (2)            3,265,471           65.5%

*     Less than 1%

(1) Includes shares of Common Stock subject to outstanding stock options exercisable within 60 days as follows: Mr. Beckwith, 202,498 shares; Mr. Bergstrom, 15,000 shares; Mr. Casabonne, 26,000 shares; Mr. Christianson, 15,000 shares; Mr. DeMarco, 64,500 shares; Mr. Dolan, 47,500 shares; Ms. Miller, 76,250 shares; Mr. Prima, 101,250 shares; and directors and officers as a group, 547,998 shares.

(2) Includes ownership of 1,813,363 shares owned by School Power Limited Partnership, and 38,340 shares owned by Cherry Tree Core Growth Fund of which Mr. Christianson is Managing General Partner.

EQUITY COMPENSATION PLAN TABLE

The following table sets forth aggregate information regarding the Company's equity compensation plans as of December 31, 2005.

                                                                                                          NUMBER OF SECURITIES
                                                                                                         REMAINING AVAILABLE FOR
                                                 NUMBER OF SECURITIES TO                                  FUTURE ISSUANCE UNDER
                                                    BE ISSUED UPON                WEIGHTED-AVERAGE         EQUITY COMPENSATION
                                                      EXERCISE OF                 EXERCISE PRICE OF          PLANS (EXCLUDING
                                                  OUTSTANDING OPTIONS,           OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                                                  WARRANTS AND RIGHTS            WARRANTS AND RIGHTS           COLUMN (a))
 PLAN CATEGORY                                           (a)                             (b)                       (c)
-----------------------------                    -----------------------         --------------------    -----------------------
Equity compensation plans
 approved by security holders                           842,675                       $    3.30                    72,498

Equity compensation plans not
 approved by security holders                            37,500                       $    3.00                        --
                                                        -------                                                    ------

                       Total                            880,175                       $    3.29                    72,498
                                                        =======                                                    ======

With respect to the equity compensation plan not approved by shareholders, Mr. Prima received a non-qualified stock option to purchase 37,500 shares of our Common Stock in 1999 upon his joining the Company outside of our 1998 Stock Option Plan. The exercise price of this option is $3.00 per share and it has a 10-year term.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Casabonne, one of our directors is a principal in both Casabonne Associates and Marketing Works. We paid Casabonne Associates approximately $33,000, $37,000 and $27,000 in 2005, 2004 and 2003 respectively for consulting services. In addition, we paid Marketing Works $35,000, $53,000 and $56,000 in 2005, 2004 and 2003 respectively for consulting services.

We paid Kenneth Miller, spouse of Diane Miller, an officer and director of the Company, $41,000, $121,000, and $12,000 in 2005, 2004 and 2003 respectively for consulting services primarily related to our development of our electronic product offerings.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the period covering the fiscal years ended December 31, 2005 and 2004, McGladrey & Pullen, LLP and its related entity RSM McGladrey, Inc. performed the following professional services:

DESCRIPTION                        2005             2004
                                ---------        ---------
Audit Fees (1)                  $108,000         $ 64,500
Audit-Related Fees (2)            79,000            4,900
Tax Fees (3)                      12,000           14,500
All Other Fees                        --               --

(1) Audit fees consist of fees for professional services rendered in connection with the audit of our year end consolidated financial statements, quarterly reviews of consolidated financial statement included in our quarterly reports, services rendered relative to regulatory filings, and attendance at Audit Committee meetings.

(2) Audit-related fees are fees for a registration statement filing and related stock offering and for technical research related to accounting treatment for various matters.

(3) Tax services consist of compliance fees for the preparation of income tax returns, tax research and various state tax matters.

Our Audit Committee's practice is to pre-approve annually all audit and tax services and fees, and on a case-by-case basis all other permitted services to be provided by our independent certified public accountants. The Audit Committee reviews each service provided and assesses the impact of the service on the independence of the auditor.

PRE-APPROVAL POLICY

All services provided by our independent registered public accounting firm are pre-approved by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as a part of this report:

(1)   Financial Statements. See Item 8 above.

      (2)   Financial Statements Schedules:

                  Schedule II - Valuation and Qualifying Accounts

      (3) Exhibits. The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by
            Item 601 of Regulation S-K:

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

 14 Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant's Form 10-KSB for the year ended December 31, 2003).

 21 Subsidiaries of the Registrant: The Peoples Publishing Group, Inc., a Delaware corporation.

EXHIBIT
  NO.                                    DESCRIPTION

 31.1* Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2* Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1* Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2* Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEOPLES EDUCATIONAL HOLDINGS, INC.

Date:  March 31, 2006

                                    /s/ Brian T. Beckwith
                                    --------------------------------------------
                                    Brian T. Beckwith, Chief Executive Officer
                                    and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2006.

                                    /s/ Brian T. Beckwith
                                    --------------------------------------------
                                    Brian T. Beckwith, Chief Executive Officer,
                                    President and Director

                                    /s/ Michael L. DeMarco
                                    --------------------------------------------
                                    Michael L. DeMarco, Chief Financial Officer

                                    /s/ James J. Peoples
                                    --------------------------------------------
                                    James J. Peoples, Chairman

                                    /s/ Diane M. Miller
                                    --------------------------------------------
                                    Diane M. Miller, Director

                                    /s/ John C. Bergstrom
                                    --------------------------------------------
                                    John C. Bergstrom, Director

                                    /s/ Richard J. Casabonne
                                    --------------------------------------------
                                    Richard J. Casabonne, Director

                                    /s/ Anton J. Christianson
                                    --------------------------------------------
                                    Anton J. Christianson, Director

                                    /s/ James P. Dolan
                                    --------------------------------------------
                                    James P. Dolan, Director

                Peoples Educational Holdings, Inc. and Subsidiary
                 Schedule II - Valuation and Qualifying Accounts

                                                                              Additions
                                                                       -----------------------
                                                           Balance at  Charged to   Charged to              Balance at
                                                           Beginning    Costs and      Other                  End of
Description                                                of Period    Expenses     Accounts   Deductions    Period
---------------------------------------------------        ----------  ----------   ----------  ----------  ----------
YEARS ENDED DECEMBER 31, 2003
Accounts receivable allowances:
                Allowance for doubtful accounts            $   51,000  $       --   $       --  $   11,000      40,000
                Allowance for sales returns                   488,923     719,847                  613,687     595,083
                                                           ----------  ----------   ----------  ----------  ----------
                            Total                          $  539,923  $  719,847   $       --  $  624,687  $  635,083
                                                           ==========  ==========   ==========  ==========  ==========

Inventory Allowance:
                 Allowance for Obsolete Inventory          $  117,000  $  437,814   $       --  $  367,814  $  187,000
                                                           ==========  ==========   ==========  ==========  ==========

YEARS ENDED DECEMBER 31, 2004
Accounts receivable allowances:
                Allowance for doubtful accounts            $   40,000  $       --   $       --  $       --  $   40,000
                Allowance for sales returns                   595,083     540,281           --     701,925     433,439
                                                           ----------  ----------   ----------  ----------  ----------
                            Total                          $  635,083  $  540,281   $       --  $  701,925  $  473,439
                                                           ==========  ==========   ==========  ==========  ==========

Inventory Allowance:
                 Allowance for Obsolete Inventory          $  187,000  $       --   $       --  $  117,000  $   70,000
                                                           ==========  ==========   ==========  ==========  ==========

YEARS ENDED DECEMBER 31, 2005
Accounts receivable allowances:
                Allowance for doubtful accounts            $   40,000  $       --   $       --  $       --  $   40,000
                Allowance for sales returns                   433,439     507,212           --     421,693     518,958
                                                           ----------  ----------   ----------  ----------  ----------
                            Total                          $  473,439  $  507,212   $       --  $  421,693  $  558,958
                                                           ==========  ==========   ==========  ==========  ==========

Inventory Allowance:
                 Allowance for Obsolete Inventory          $   70,000  $  150,000   $       --  $   24,838  $  195,162
                                                           ==========  ==========   ==========  ==========  ==========

Prepublication Cost Allowance:
                Allowance for prepublication costs         $       --  $  100,000   $       --  $       --  $  100,000
                                                           ==========  ==========   ==========  ==========  ==========