Form 10-Q
period 2006-03-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2006-05-11
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to _________.

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,441,673 shares of Common Stock (par value $0.02 per share) outstanding on May 11, 2006.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1: Financial Statements:
      Consolidated Balance Sheets as of March 31, 2006 (Unaudited)
         and December 31, 2005 ..........................................     3
      Unaudited Consolidated Statements of Operations for the Three
         Months Ended March 31, 2006 and 2005 ...........................     4
      Unaudited Consolidated Statement of Changes in Stockholders
         Equity for the Three Months Ended March 31, 2006 ...............     5
      Unaudited Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2006 and 2005 ...........................     6
      Condensed Notes to Consolidated Financial Statements (Unaudited) ..     7
   Item 2: Management's Discussion and Analysis of Financial Condition
      and Results of Operations .........................................    11
   Item 3: Quantitative and Qualitative Disclosures About Market Risk....    16
   Item 4: Controls and Procedures ......................................    16

PART II. OTHER INFORMATION
   Item 1: Legal Proceedings ............................................    17
   Item 1A: Risk Factors ................................................    17
   Item 2: Unregistered Sales of Equity Securities and Use of Proceeds ..    17
   Item 3: Defaults Upon Senior Securities ..............................    17
   Item 4: Submission of Matters to a Vote of Security Holders ..........    17
   Item 5: Other Information ............................................    17
   Item 6: Exhibits .....................................................    17

SIGNATURES ..............................................................    18

EXHIBITS ................................................................    19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                         (unaudited)
                                                                       March 31, 2006   December 31, 2005
                                                                       --------------   -----------------
ASSETS
Current Assets
Cash and Cash Equivalents                                               $   488,874        $   228,665
Accounts Receivable Net of Allowances for
   Doubtful Accounts and Returns                                          1,462,124          2,799,224
Inventory                                                                 4,615,494          3,525,315
Prepaid Expenses and Other                                                  340,599            390,601
Income Taxes Receivable                                                   1,040,720            693,442
Deferred Income Taxes                                                       684,500            684,500
                                                                        -----------        -----------
   Total Current Assets                                                   8,632,311          8,321,747
Equipment - At Cost, Less Accumulated Depreciation
   of $1,323,000 in 2006 and $1,244,000 in 2005                             862,350            915,983
                                                                        -----------        -----------
Other Assets
Deferred Prepublication Costs, Net                                       15,736,614         14,316,531
Deferred Income Taxes                                                       561,500            561,500
Trademarks, Net                                                             119,609            102,780
Deposits and Other                                                          161,661            153,616
                                                                        -----------        -----------
   Total Other Assets                                                    16,579,384         15,134,427
                                                                        -----------        -----------
Total Assets                                                            $26,074,045        $24,372,157
                                                                        ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long Term Obligations                             $   965,695        $   834,565
Accounts Payable                                                          5,677,653          7,741,132
Accrued Compensation                                                        479,635            328,235
Other Accrued Expenses                                                      303,673            271,733
Deferred Revenue                                                            304,550            343,192
                                                                        -----------        -----------
   Total Current Liabilities                                              7,731,206          9,518,857
Long Term Obligations, less current maturities                           10,747,832          6,587,432
                                                                        -----------        -----------
Total Liabilities                                                        18,479,038         16,106,289
                                                                        -----------        -----------
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.02 par value; authorized 8,500,000 shares;
   issued and outstanding in 4,438,573 in 2006 and 4,384,198 in 2005         88,771             87,684
Additional Paid In Capital                                                7,766,092          7,662,424
Retained Earnings (Deficit)                                                (253,872)           521,744
Less cost of 1,174 shares of Treasury Stock                                  (5,984)            (5,984)
                                                                        -----------        -----------
Total Stockholders' Equity                                                7,595,007          8,265,868
                                                                        -----------        -----------
Total Liabilities and Stockholders' Equity                              $26,074,045        $24,372,157
                                                                        ===========        ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended
                                                                March 31
                                                       -------------------------
                                                           2006          2005
                                                       -----------   -----------
Revenue, Net                                           $ 5,814,201   $ 4,923,593

Cost of Revenue
   Direct Costs                                          2,020,192     1,755,989
   Prepublication Cost Amortization                      1,174,274       995,694
                                                       -----------   -----------
   Total                                                 3,194,466     2,751,683

Gross Profit                                             2,619,735     2,171,910

Selling, General and Administrative Expenses             3,676,296     3,576,329
                                                       -----------   -----------
Loss from Operations                                    (1,056,561)   (1,404,419)

Other Expenses, Net                                         16,858         5,089
Interest Expense                                           177,697        64,875
                                                       -----------   -----------
Net Loss Before Income Taxes                            (1,251,116)   (1,474,383)

Federal and State Income Tax Benefit                      (475,500)     (590,000)
                                                       -----------   -----------
Net Loss                                               $  (775,616)  $  (884,383)
                                                       ===========   ===========
Net Loss per Common Share
   Basic and Diluted                                   $     (0.17)  $     (0.23)

Weighted-average Number of Common Shares Outstanding
   Basic and Diluted                                     4,437,365     3,809,198
                                                       ===========   ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                       Additional    Retained
                              Common     Paid-In    Earnings    Treasury
                              Stock      Capital    (Deficit)     Stock       Total
                             -------   ----------   ---------   --------   ----------
Balance, December 31, 2005   $87,684   $7,662,424   $ 521,744   $(5,984)   $8,265,868
Stock Options Exercised        1,087       64,163                              65,250
Stock-Based Compensation                   39,505                              39,505
Net Loss                                             (775,616)               (775,616)
                             -------   ----------   ---------   -------    ----------
Balance, at March 31, 2006   $88,771   $7,766,092   $(253,872)  $(5,984)   $7,595,007
                             =======   ==========   =========   =======    ==========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Three Months Ended
                                                                   -------------------------
                                                                    March 31,     March 31,
                                                                       2006          2005
                                                                   -----------   -----------
Cash Flows From Operating Activities
Net Loss                                                           $  (775,616)  $  (884,383)
Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities
      Depreciation                                                      79,246        74,503
      Amortization of Prepublication Costs and Intangible Assets     1,175,254       996,234
      Stock-Based Compensation                                          39,505            --
Changes in Assets and Liabilities
      Accounts Receivable                                            1,337,100       305,865
      Inventory                                                     (1,090,179)     (286,840)
      Prepaid Expense and Other                                         50,002      (199,664)
      Advance Royalties                                                     --        12,098
      Deposits and Other                                                (8,045)      (50,409)
      Accounts Payable and Accrued Expenses                         (1,880,139)      699,927
      Deferred Revenue                                                 (38,642)      (73,457)
      Income Taxes Payable or Refundable                              (347,278)     (590,000)
                                                                   -----------   -----------
         Net Cash Provided by (Used in) Operating Activities        (1,458,792)        3,874
                                                                   -----------   -----------
Cash Flows From Investing Activities
      Purchases of Equipment                                           (25,613)     (143,078)
      Expenditures for Intangibles                                     (17,809)           --
      Expenditures for Prepublication Costs                         (2,594,357)   (2,401,985)
                                                                   -----------   -----------
         Net Cash Used in Investing Activities                      (2,637,779)   (2,545,063)
                                                                   -----------   -----------
Cash Flows From Financing Activities
      Net Borrowings Under Line of Credit                            4,220,588     2,479,803
      Proceeds From the Exercise of Stock Options                       65,250            --
      Proceeds from Long Term Debt                                     159,703       187,151
      Principal Payments on Long Term Debt                             (88,761)      (76,752)
                                                                   -----------   -----------
         Net Cash Provided by Financing Activities                   4,356,780     2,590,202
                                                                   -----------   -----------
         Net Increase in Cash and Cash Equivalents                     260,209        49,013
Cash and Cash Equivalents
      Beginning of Period                                              228,665       134,317
                                                                   -----------   -----------
      End of Period                                                $   488,874   $   183,330
                                                                   ===========   ===========
Supplemental Cash Flow Information
      Cash Payments for:
         Interest                                                  $   177,697   $    64,875
         Income Taxes                                              $        --   $        --
                                                                   ===========   ===========

PEOPLES EDUCATIONAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended March 31, 2006, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.

NOTE 2 - Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns as of March 31, 2006, and December 31, 2005, were $423,000 and $519,000, respectively. These allowances are recorded as a reduction of accounts receivable and revenue and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription-based revenue from the Measuring Up e-Path pro rata over the life of the agreement.

NOTE 3 - Basic and Diluted Per Share Amounts

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share. Due to the net loss in both periods presented, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive.

NOTE 4- Deferred Prepublication Costs

Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs and the balances as of March 31, 2006 and 2005, are as follows:

                                       Three Months Ended
                                            March 31
                                   -------------------------
                                       2006          2005
                                   -----------   -----------
Balances, Beginning                $14,316,531   $11,666,604
   Prepublication Cost Additions     2,594,357     2,401,985
   Amortization Expense             (1,174,274)     (995,694)
                                   -----------   -----------
Balances, Ending                   $15,736,614   $13,072,895
                                   ===========   ===========

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

For the remainder of 2006              $4,061,000
For the year ended December 31, 2007    4,733,000
For the year ended December 31, 2008    3,641,000
For the year ended December 31, 2009    2,015,000
For the year ended December 31, 2010    1,069,000
Thereafter                                218,000

Future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.

NOTE 5 - Finite Life Intangibles

Finite life intangibles include costs incurred for patents and trademarks. Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances as of March 31, 2006 and 2005 are as follows:

                          Three Months Ended
                               March 31
                          ------------------
                            2006       2005
                          --------   -------
Balances, Beginning       $102,780   $57,486
   Additions                17,809        --
   Amortization Expense       (980)     (540)
                          --------   -------
Balances, Ending          $119,609   $56,946
                          ========   =======

The estimated future amortization expense related to these intangibles over the next five years is as follows:

For the remainder of 2006              $  3,000
For the year ended December 31, 2007      4,000
For the year ended December 31, 2008      4,000
For the year ended December 31, 2009      4,000
For the year ended December 31, 2010      4,000
Thereafter                              101,000

NOTE 6 - Financing Arrangements

In May of 2005, the Company entered into a new $12 million financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7,000,000 and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA. At March 31, 2006, $6,200,000 was outstanding under this facility, and $800,000 was still available for borrowing.

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

Borrowings under the facility are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiaries, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA and a minimum annual stockholders' equity, and prohibit net losses on a fiscal year basis. The credit agreement also provides that the Company may not declare or pay dividends if an event of default exists or would exist under the credit agreement after giving effect to the dividend.

NOTE 7 - Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment: an amendment of FASB Statements No. 123," ("SFAS 123R") which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for financial statements issued for annual reporting periods that begin after June 15, 2005. In adopting SFAS No. 123R, the Company used the modified prospective transition method, as of January 1, 2006, the first day of the Company's fiscal year 2006.

Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company's condensed consolidated financial statements as of and for the first quarter of fiscal 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the first quarter of fiscal 2006 was approximately $40,000 before income taxes.

Prior to the adoption of SFAS 123R, the Company accounted for stock options issued under its plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company's condensed consolidated statement of operations for the first quarter of 2005. If compensation cost had been determined based on fair values at the date of grant under SFAS 123, "Accounting for Stock-Based Compensation", pro-forma net loss and loss per share would have been as follows:

                                                           Three Months Ended
                                                             March 31, 2005
                                                           ------------------
Net Loss, as reported                                          $(884,383)
Deduct: Total stock-based employee compensation
   expense determined under the fair value-based
   method for all awards, net of the related tax effects         (57,392)
                                                               ---------
Proforma net loss                                              $(941,775)
                                                               =========
Net loss per common share:
   Basic and diluted - as reported                             $   (0.23)
   Basic and diluted - proforma                                $   (0.25)

SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company's condensed consolidated statement of operations over the requisite service periods. Share-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123. For options granted subsequent to December 31, 2005, compensation expense is based on the grant date fair value estimated in accordance with SFAS 123R. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

To calculate the option-based compensation under SFAS No. 123R, the Company used the Black-Scholes option-pricing model, which it had previously used for the valuation of option-based awards for its pro forma information required under SFAS No. 123 for periods prior to fiscal 2006. The Company's determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

The following table represents stock option activity for the quarter ended March 31, 2006:

                                                                     WEIGHTED
                                                         WEIGHTED    AVERAGE
                                                          AVERAGE   REMAINING
                                             NUMBER OF   EXERCISE    CONTRACT
                                               SHARES      PRICE       LIFE
                                             ---------   --------   ---------
Outstanding options at beginning of period    880,175      $3.29
Granted                                         3,336       4.77
Exercised                                     (54,375)      1.20
Canceled                                           --         --
                                              -------
Outstanding options at end of period          829,136      $3.39    5.23 Yrs.
                                              =======
Outstanding exercisable at end of period      633,299      $3.26    5.03 Yrs.
                                              =======

Shares available for future stock grants to employees and directors under existing plans were 59,162 at March 31, 2006. At March 31, 2006, the aggregate intrinsic value of options outstanding was $1,185,000, and the aggregate intrinsic value of options exercisable was $1,001,000. Total intrinsic value of options exercised was $212,000 for the first quarter ended March 31, 2006.

The following table summarizes our non-vested stock option activity for the quarter ended March 31, 2006:

                                                 NUMBER OF
                                                   SHARES
                                                 ---------
Nonvested stock options at beginning of period     91,444
Vested                                            (18,480)
Canceled                                               --
Granted                                             3,336
                                                  -------
Nonvested stock options at end of period           76,300
                                                  =======

At March 31, 2006, there was approximately $308,000 of unrecognized compensation cost related to share-based payments, which are expected to be recognized over a weighted-average period of five years.

NOTE 8 - Income Taxes

Income tax expense for the quarter and year to date, ended March 31, 2006 and 2005 was computed using an estimated combined federal and state tax rate of approximately 38% and 40%, respectively. The overall tax rate is expected to remain at approximately 38% for the remainder of 2006.

NOTE 9 - Recently Issued Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, or "FIN 47," which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for the Company in the first quarter of fiscal 2006. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4," ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006 with no material impact to the consolidated financial statements.

NOTE 10 - Year End Change

The Company has changed its fiscal year end from December 31 to May 31. This will more closely align the Company's financial year-end with its revenue cycle and its customers' purchasing cycle. This change will be effective May 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding the Company, its wholly owned subsidiary, Peoples Education, Inc. ("PEI") (formerly known as "The Peoples Publishing Group, Inc."), and their markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) changes in demand from customers, (2) changes in product or customer mix or revenues and in the level of operating expenses, (3) rapidly changing technologies and the Company's ability to respond thereto, (4) the impact of competitive products and pricing,
(5) federal, state and local levels of educational spending, (6) the Company's and PEI's ability to retain qualified personnel, (7) PEI's ability to retain its distribution agreements in the College Preparation market, (8) the sufficiency of PEI's copyright protection, and (9) PEI's ability to continue to rely on the services of a third party warehouse, and other factors disclosed below and throughout this report. The actual results that the Company or PEI achieve may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

SEASONALITY

Each of our product lines has its own seasonality. The average revenue percentage by quarter for the last two years is summarized in the table below.

                                                1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                                -----------   -----------   -----------   -----------
Test Preparation, Assessment, and Instruction       20%           26%           29%           25%
College Preparation                                  6%           28%           57%            9%
   Total Revenue                                    15%           27%           39%           19%

THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005

Overview

Net revenue increased 18.1% for the first quarter of 2006 compared to the same period in 2005. Net Loss for the quarter was $776,000 in 2006, compared to $884,000 in 2005, a decrease of 12.2%.

                                                               Three Months Ended
                                                                    March 31,
                                                ------------------------------------------------
                                                   2006         2005       Variance   % Variance
                                                ----------   ----------   ---------   ----------
Net Revenue
Test Preparation, Assessment, and Instruction   $4,989,000   $4,274,000   $ 715,000      16.7%
College Preparation                                825,000      650,000     175,000      26.9%
                                                ----------   ----------   ---------     -----
   Total                                        $5,814,000   $4,924,000   $ 890,000      18.1%
                                                ==========   ==========   =========     =====
Net Loss                                        $  776,000   $  884,000   $(108,000)    -12.2%

NET REVENUE

TEST PREPARATION, ASSESSMENT, AND INSTRUCTION

     Test Preparation and Assessment

     We create and sell print and web-based materials targeted to grades 2-12, to help students prepare for state proficiency tests. The Measuring Up(R) Test Preparation and assessment print products are sold in twelve states. Measuring Up(R) is positioned as standards-based, state customized instruction and classroom assessment, designed to be an integral part of a school's instructional program throughout the school year.

     Measuring Up e-Path(TM), a web-based assessment product was developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. Measuring Up e-Path(TM) delivers a detailed prescriptive instructional path for individual students tied into our rapidly expanding instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child's strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path(TM) for remediation. The assessment data can be aggregated, using NCLB compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.

     Step Up to Success, a test preparation product in language arts is positioned to fill a market niche for schools looking for pretest refresher materials, as well as products for after school and summer programs.

     Instruction

     During the fourth quarter of 2004 we launched our Focused Instruction product offering. These materials provide standards-based, state-specific supplemental instruction on particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial and multicultural texts and related materials, but we are not investing in new development for these products.

Revenue from the Test Preparation, Assessment, and Instruction product group increased from $4.3 million in 2005 to $5.0 million in 2006, an increase of 16.7%. This increase was primarily led by a 11.7% increase in Test Preparation revenue and a 202.9% increase in Focused Instruction revenue. The increase in Test Preparation revenue is primarily due to increased market penetration and the continued growth in states in which we recently entered with additional products. The increase in Focused Instruction revenue is a result of the rollout of the product from one state as of March 31, 2005 to eight states as of March 31, 2006.

COLLEGE PREPARATION

We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. We also we expanded our product offerings by entering into semi-exclusive (exclusive for certain market segments and geographical areas) distribution contracts with four additional publishers. In addition to these distributed products, we also publish our own proprietary products for the college preparation market. The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses.

College Preparation product line revenue for the three months ended March 31, 2006 was $825,000, compared to $650,000 during the same period in 2005, representing an increase of 26.9%. Revenue from the two major college publishers was up $140,000 for the first quarter of 2006 compared to the same period in 2005. The proprietary products and the new distribution agreements within this line accounted for the balance of the increase during the third quarter. We are continuing to invest in new proprietary product development as we continue to be optimistic about the opportunities for growth in this market niche.

GROSS PROFIT AND COST OF REVENUE

Gross Profit for the three months ended March 31, 2006 was $2.6 million compared to $2.2 million during the same period in 2005. Gross Profit as a percent of revenue for the quarter increased from 44.1% in 2005 to 45.1% in 2006.

Cost of Revenue consists of two components, direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Direct costs, as a percentage of revenue decreased from 35.7% in 2005 to 34.7% in 2006. The decrease is due primarily to revenue mix, and overall reduction in expenses.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the first quarter of 2006, we amortized $1.2 million of prepublication costs, compared to $1.0 million in 2005. Amortization expense for the first quarter, as a percent of revenue was 20.2% for both 2006 and 2005. Our prepublication expenditures for the first quarter increased 8.0% from $2.4 million in 2005 to $2.6 million in 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                     Three Months Ended
                                                         March 31,
                                      -----------------------------------------------
                                         2006         2005      Variance   % Variance
                                      ----------   ----------   --------   ----------
Selling, General and Administrative   $3,676,000   $3,576,000   $100,000      2.8%

Marketing expenses within this expense category decreased $258,000 for the first quarter of 2006 compared to same period in 2005. It also decreased as a percent of revenue from 20.2% in 2005 to 12.7% in 2006. In the first quarter of 2005, we incurred significant expenses related to new product line launches. We had no new launches in 2006 that required significant expenditures.

Selling expenses within this category increased $187,000, primarily in salary and related expenses ($150,000) as a result of the investment in our sales infrastructure. As a percent of revenue selling expenses decreased from 31.0% in 2005 to 29.5% in 2006.

General and administrative expenses within this category for the quarter increased by $172,000, due to an increase in general corporate overhead and FAS 123R Stock option expense in the amount of $40,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three-month period ending March 31, 2006 was $1.5 million. Cash was primarily provided by our predepreciation and amortization profitability, and a decrease in accounts receivable, offset primarily by increases in inventory, refundable income taxes and a decrease in accounts payable and accrued expenses.

Accounts receivable and accounts payable decreased, while inventory and accrued expenses increased due to the cyclical nature of the Company's revenue cycle. Refundable income taxes increased as a result of the tax benefit for the quarter, offset by a tax refund that was received.

Net cash used in investing activities was $2.6 million, consisting primarily of prepublication cost expenditures.

Net cash provided by financing activities was $4.4 million, consisting primarily of net borrowings under our line of credit of $4.2 million, proceeds from long-term debt of $160,000, and proceeds from the exercise of stock options of $65,000, offset by principal payments of long-term debt of $89,000.

We have a $12 million financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7,000,000 and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA. At March 31, 2006, $6.2 million was outstanding under this facility, and $800,000 was still available for borrowing.

     - The term loan is for $5,000,000 and matures in May 2012. The term loan provides for payments of interest only for the first twelve months and for 72 equal monthly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit. We have the option to convert the term loan to a fixed rate, at prevailing rates anytime through May 17, 2006.

Borrowings under the facility are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiaries, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA and a minimum annual stockholders' equity, and prohibit net losses on a fiscal year basis. The credit agreement also provides that the Company may not declare or pay dividends if an event of default exists or would exist under the credit agreement after giving effect to the dividend.

A summary of our contractual cash obligations at March 31, 2006, excluding the outstanding line of credit balances (as described above), is as follows:

                                                             PAYMENTS DUE BY PERIOD
                                  ---------------------------------------------------------------------------
                                                REMAINDER
CONTRACTUAL CASH OBLIGATIONS         TOTAL       OF 2006       2007         2008         2009         2010
----------------------------      ----------   ----------   ----------   ----------   ----------   ----------
Term Loan
   (including interest portion)   $5,560,000   $  760,000   $1,200,000   $1,200,000   $1,200,000   $1,200,000
Capital Leases
   (including interest portion)      588,000      220,000      232,000       77,000       47,000       12,000
Operating Leases                   1,861,000      436,000      563,000      475,000      387,000           --
                                  ----------   ----------   ----------   ----------   ----------   ----------
Total                             $8,009,000   $1,416,000   $1,995,000   $1,752,000   $1,634,000   $1,212,000
                                  ==========   ==========   ==========   ==========   ==========   ==========

Due to the seasonality of our business, our cash availability and requirements fluctuate from quarter to quarter. Historically, significant expenditures for product development occur during the first quarter. In addition, inventory levels typically increase during this period in anticipation of the upcoming larger revenue periods. Accordingly we require working capital to support our seasonal business cycle. Borrowing requirements are generally highest during the month of May.

We believe that our cash and borrowing availability under our financing arrangements, together with cash generated from operations, will be sufficient to meet our normal cash needs for the remainder of 2006. We intend to continue investing in prepublication costs for our proprietary products, using cash generated from operations, and borrowings under financing arrangements. As we develop more products, additional investments in inventory will be required.

OFF-BALANCE SHEET ARRANGEMENTS

None

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company's significant accounting policies are summarized in the footnotes to our financial statements included in our December 31, 2005 Form 10-K. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

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

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $240,000 at March 31, 2006 is believed to be adequate to cover inventory loss exposure.

STOCK-BASED COMPENSATION

We adopted the provisions of SFAS 123R, Share- Based Payment on January 1, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, estimated forfeitures, expected dividends to be paid and the risk free interest rate expected during the option term. We have reviewed each of these assumptions carefully and we determined our best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected performance of our stock. An increase in the volatility of our stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     There has not been a material change to the risk factors set forth in our Annual Report on Form 10-K fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2006, the Company did not issue any securities without registration under the Securities Act of 1933, except as follows: On January 13, 2006, the Company issued 54,375 shares of common stock to a director upon the exercise of a stock option. The aggregate exercise price of $65,250 was paid in cash. This issuance of shares was made in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act.

     During the three months ended March 31, 2006, the Company did not repurchase any of its equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     In May 2006, The Company changed the name of its wholly owned subsidiary, The Peoples Publishing Group, Inc. to Peoples Education, Inc.

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

Dated: May 11, 2006                    PEOPLES EDUCATIONAL HOLDINGS, INC.


                                       By: /s/ Brian T. Beckwith
                                           -------------------------------------
                                           Brian T. Beckwith
                                           President and Chief Executive Officer