Form 10-QT
period 2006-05-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2006-07-17
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from January 1, 2006 to May 31, 2006.

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,441,173 shares of Common Stock (par value $0.02 per share) outstanding on July 13, 2006.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1: Financial Statements:
            Condensed Consolidated Balance Sheets as of May 31, 2006 and
               December 31, 2005.........................................     3
            Condensed Consolidated Statements of Operations for the Two
               Months and Five Months Ended May 31, 2006 and 2005........     4
            Condensed Consolidated Statement of Changes in Stockholders
               Equity for the Five Months Ended May 31, 2006 ............     5
            Condensed Consolidated Statements of Cash Flows for the Five
               Months Ended May 31, 2006 and 2005........................     6
            Notes to Condensed Consolidated Financial Statements ........     7

   Item 2:  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    12

   Item 3:  Quantitative and Qualitative Disclosures About Market Risk...    19

   Item 4:  Controls and Procedures......................................    19

PART II. OTHER INFORMATION

   Item 1:  Legal Proceedings............................................    20

   Item 1A: Risk Factors.................................................    20

   Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds..    20

   Item 3:  Defaults Upon Senior Securities..............................    20

   Item 4:  Submission of Matters to a Vote of Security Holders..........    20

   Item 5:  Other Information............................................    21

   Item 6:  Exhibits.....................................................    21

SIGNATURES...............................................................    22

EXHIBITS.................................................................    23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                        May 31, 2006   December 31, 2005
                                                                        ------------   -----------------
ASSETS
Current Assets
Cash and Cash Equivalents                                               $   749,792       $   228,665
Accounts Receivable Net of Allowances for
   Doubtful Accounts and Returns                                          3,351,428         2,799,224
Inventory                                                                 4,737,427         3,525,315
Prepaid Expenses and Other                                                  315,080           390,601
Income Taxes Receivable                                                     660,713           693,442
Deferred Income Taxes                                                       746,955           684,500
                                                                        -----------       -----------
   Total Current Assets                                                  10,561,395         8,321,747

Equipment - At Cost, Less Accumulated Depreciation
   of $1,375,000 in 2006 and $1,244,000 in 2005                             829,456           915,983
                                                                        -----------       -----------
Other Assets
Deferred Prepublication Costs, Net                                       16,605,686        14,316,531
Deferred Income Taxes                                                     1,054,965           561,500
Trademarks, Net                                                             126,006           102,780
Deposits and Other                                                          165,017           153,616
                                                                        -----------       -----------
   Total Other Assets                                                    17,951,674        15,134,427
                                                                        -----------       -----------
Total Assets                                                            $29,342,525       $24,372,157
                                                                        ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long Term Obligations                             $ 2,487,086       $   834,565
Accounts Payable                                                          7,808,965         7,741,132
Accrued Compensation                                                        645,705           328,235
Short Term Bank Loan                                                      1,000,000                --
Other Accrued Expenses                                                      287,448           271,733
Deferred Revenue                                                            257,439           343,192
                                                                        -----------       -----------
   Total Current Liabilities                                             12,486,643         9,518,857
Long Term Obligations, Less Current Maturities                            9,420,076         6,587,432
Total Liabilities                                                        21,906,719        16,106,289
                                                                        -----------       -----------
Commitments and Contingencies
Stockholders' Equity
Common Stock, $0.02 par value; authorized 8,500,000 shares;
   issued and outstanding in 4,441,173 in 2006 and 4,384,198 in 2005         88,823            87,684
Additional Paid In Capital                                                7,786,885         7,662,424
Retained Earnings (Accumulated Deficit)                                    (431,992)          521,744
Less cost of 1,650 shares in 2006 and 1,174 in 2005 of Treasury Stock        (7,910)           (5,984)
                                                                        -----------       -----------
Total Stockholders' Equity                                                7,435,806         8,265,868
                                                                        -----------       -----------
Total Liabilities and Stockholders' Equity                              $29,342,525       $24,372,157
                                                                        ===========       ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Two Months Ended          Five Months Ended
                                                               May 31,                    May 31,
                                                       -----------------------   -------------------------
                                                          2006         2005          2006          2005
                                                       ----------   ----------   -----------   -----------
Revenue, Net                                           $5,922,139   $5,279,671   $11,736,340   $10,203,264

Cost of Revenue
   Direct Costs                                         2,069,840    2,330,640     4,090,032     4,086,629
   Prepublication Cost Amortization                     1,000,059      707,227     2,174,333     1,702,921
                                                       ----------   ----------   -----------   -----------
   Total                                                3,069,899    3,037,867     6,264,365     5,789,550

Gross Profit                                            2,852,240    2,241,804     5,471,975     4,413,714

Selling, General and Administrative Expenses            2,943,692    2,484,752     6,619,988     6,061,081
                                                       ----------   ----------   -----------   -----------
Loss from Operations                                      (91,452)    (242,948)   (1,148,013)   (1,647,367)

Other Expenses, Net                                        13,437         (418)       30,295         4,671
Interest Expense                                          142,140       57,662       319,837       122,537
                                                       ----------   ----------   -----------   -----------
Net Loss Before Income Taxes                             (247,029)    (300,192)   (1,498,145)   (1,774,575)

Federal and State Income Tax Benefit                      (68,909)    (120,000)     (544,409)     (710,000)
                                                       ----------   ----------   -----------   -----------
Net Loss                                               $ (178,120)  $ (180,192)  $  (953,736)  $(1,064,575)
                                                       ==========   ==========   ===========   ===========
Net Loss per Common Share
   Basic and Diluted                                   $    (0.04)  $    (0.05)  $     (0.21)  $     (0.28)

Weighted-average Number of Common Shares Outstanding
   Basic and Diluted                                    4,440,003    3,809,198     4,438,163     3,809,198
                                                       ==========   ==========   ===========   ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FIVE MONTHS ENDED MAY 31, 2006

                                                            Retained
                                            Additional      Earnings
                                              Paid-In    (Accumulated-   Treasury
                             Common Stock     Capital       Deficit)       Stock       Total
                             ------------   ----------   -------------   --------   ----------
Balance, December 31, 2005        $87,684   $7,662,424      $ 521,744     $(5,984)  $8,265,868

Stock Options Exercised             1,139       71,911             --          --       73,050

Stock-Based Compensation               --       52,550             --          --       52,550

Purchase of Treasury Stock             --           --             --      (1,926)      (1,926)

Net Loss                               --           --       (953,736)         --     (953,736)
                             ------------   ----------    -----------    --------   ----------
Balance, at May 31, 2006          $88,823   $7,786,885      $(431,992)    $(7,910)  $7,435,806
                             ============   ==========    ===========    ========   ==========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Five Months Ended
                                                                ---------------------------
                                                                May 31, 2006   May 31, 2005
                                                                ------------   ------------
Cash Flows From Operating Activities
Net Loss                                                        $  (953,736)   $(1,064,575)
Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities
   Depreciation                                                     131,911        128,492
   Amortization of Prepublication Costs and Intangible Assets     2,176,021      1,703,862
   Deferred Income Taxes                                           (555,920)            --
   Stock-Based Compensation                                          52,550             --
Changes in Assets and Liabilities
   Accounts Receivable                                             (552,204)      (937,623)
   Inventory                                                     (1,212,112)      (828,419)
   Prepaid Expense and Other                                         75,521       (181,512)
   Deposits and Other                                               (11,401)      (107,694)
   Accounts Payable and Accrued Expenses                            401,018      2,703,350
   Deferred Revenue                                                 (85,753)       (61,886)
   Income Taxes Payable or Refundable                                32,729       (710,000)
                                                                -----------    -----------
      Net Cash Provided by (Used in) Operating Activities          (501,376)       643,995
                                                                -----------    -----------
Cash Flows From Investing Activities
   Purchases of Equipment                                           (45,384)      (263,217)
   Expenditures for Intangibles                                     (24,914)       (18,813)
   Expenditures for Prepublication Costs                         (4,463,488)    (4,637,119)
                                                                -----------    -----------
      Net Cash Used in Investing Activities                      (4,533,786)    (4,919,149)
                                                                -----------    -----------
Cash Flows From Financing Activities
   Net Borrowings Under Line of Credit                            4,471,437        (67,057)
   Proceeds from Short Term Bank Loan                             1,000,000      5,000,000
   Proceeds from the Exercise of Stock Options                       73,050             --
   Purchase of Treasury Stock                                        (1,926)            --
   Proceeds from Long Term Debt                                     159,703        307,063
   Principal Payments on Long Term Debt                            (145,975)      (135,942)
                                                                -----------    -----------
      Net Cash Provided By Financing Activities                   5,556,289      5,104,064
                                                                -----------    -----------
      Net Increase in Cash and Cash Equivalents                     521,127        828,910

Cash and Cash Equivalents
   Beginning of Period                                              228,665        134,317
                                                                -----------    -----------
   End of Period                                                $   749,792    $   963,227
                                                                ===========    ===========
Supplemental Cash Flow Information
   Cash Payments for:
      Interest                                                  $   319,837    $   122,537
      Income Taxes                                              $    98,889    $        --
                                                                ===========    ===========

PEOPLES EDUCATIONAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

NATURE OF BUSINESS: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), formerly known as The Peoples Publishing Group, Inc. publishes and markets its own supplementary educational textbooks and materials for K-12 school market. The materials are predominantly state-specific and standards-based, focused on state-required tests. PE publishes its own proprietary, and distributes for other publishers, college textbooks and supplements to the high school Advanced Placement market. Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the Company.

Effective May 31, 2006, the Company changed its fiscal year end from December 31 to May 31, see Note 10. As a requirement of this year end change, the Company is reporting results for the ("stub") period January 1, 2006 to May 31, 2006 as a transition period with the results for the corresponding period of 2005 presented for comparative purposes. Additionally, we have also presented the operating results for the two month periods ended May 31, 2006 and 2005, which represent the stub period interim operating results since the quarter ended March 31, 2006 which was our quarterly interim reporting period under our previous fiscal year.

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the transition and interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.

NOTE 2 - Revenue Recognition and Accounts Receivable
The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns as of May 31, 2006, and December 31, 2005, were $453,000 and $519,000, respectively. These allowances are recorded as a reduction of accounts receivable and revenue and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription-based revenue from the Measuring Up e-Path pro rata over the life of the agreement.

NOTE 3 - Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share. Due to the net loss in all periods presented, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive.

NOTE 4- Deferred Prepublication Costs
Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs and the balances as of May 31, 2006 and 2005, are as follows:

                                        Two Months Ended           Five Months Ended
                                             May 31                      May 31
                                   -------------------------   -------------------------
                                       2006          2005          2006          2005
                                   -----------   -----------   -----------   -----------
Balances, Beginning                $15,736,614   $13,072,895   $14,316,531   $11,666,604
   Prepublication Cost Additions     1,869,131     2,235,134     4,463,488     4,637,119
   Amortization Expense             (1,000,059)     (707,227)   (2,174,333)   (1,702,921)
                                   -----------   -----------   -----------   -----------
Balances, Ending                   $16,605,686   $14,600,802   $16,605,686   $14,600,802
                                   ===========   ===========   ===========   ===========

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

For the year ended May 31, 2007        $5,734,000
For the year ended May 31, 2008         4,776,000
For the year ended May 31, 2009         3,496,000
For the year ended May 31, 2010         1,624,000
For the year ended May 31, 2011           958,000
Thereafter                                 18,000

Future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.

NOTE 5 - Finite Life Intangibles
Finite life intangibles include costs incurred for patents and trademarks. Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances as of May 31, 2006 and 2005 are as follows:

                           Two Months Ended     Five Months Ended
                                May 31               May 31
                          ------------------   ------------------
                            2006       2005      2006       2005
                          --------   -------   --------   -------
Balances, Beginning       $119,609   $56,946   $102,780   $57,486
   Additions                 7,105    18,813     24,914    18,813
   Amortization Expense       (708)     (401)    (1,688)     (941)
                          --------   -------   --------   -------
Balances, Ending          $126,006   $75,358   $126,006   $75,358
                          ========   =======   ========   =======

The estimated future amortization expense related to these intangibles over the next five years is as follows:

For the year ended May 31, 2007         $  4,000
For the year ended May 31, 2008            4,000
For the year ended May 31, 2009            4,000
For the year ended May 31, 2010            4,000
For the year ended May 31, 2011            4,000
Thereafter                               106,000

NOTE 6 - Financing Arrangements
The Company has a $12 million bank financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7.0 million and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA. At May 31, 2006, $6.4 million was outstanding under this facility, and $600,000 was still available for borrowing.

     - The term loan is for $5.0 million and matures in May 2012. The term loan provides for payments of interest only for the first twelve months and for 72 equal monthly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit. In May 2006, we exercised our option to convert the term loan to a fixed rate of 7.8%, by entering into a swap agreement. The change in the fair value of the interest rate swap will be recognized as interest expense during each reporting period.

In May 2006, the Company entered into a short term bank loan in the amount of $1.0 million, which matures on October 31, 2006. The interest rate on this facility is prime. Payments are interest only with a balloon payment due at maturity.

The revolving line of credit, the term loan and the short term bank loan are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiaries, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA, a minimum annual stockholders' equity of $7,431,000 at May 31, 2006, prohibit net losses on a fiscal year basis and provides a limit on prepublication expenditures. In addition, during the period November 15th to December 31st of each year the revolving line of credit is reduced from $7.0 million to $5.0 million. The credit agreement also provides that the Company may not declare or pay dividends if an event of default exists or would exist under the credit agreement after giving effect to the dividend.

NOTE 7 - Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment: an amendment of FASB Statements No. 123," ("SFAS 123R") which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for financial statements issued for annual reporting periods that begin after June 15, 2005. In adopting SFAS No. 123R, the Company used the modified prospective transition method, as of January 1, 2006, the first day of the Company's previous fiscal year.

Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company's 2006 condensed consolidated financial statements reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the five and two month periods ended May 31, 2006 were approximately $53,000 and $13,000, respectively, before income taxes.

Prior to the adoption of SFAS 123R, the Company accounted for stock options issued under its plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company's 2005 condensed consolidated statement of operations. If compensation cost had been determined based on fair values at the date of grant under SFAS 123, "Accounting for Stock-Based Compensation", 2005 pro-forma net loss and loss per share would have been as follows:

                                        Two Months Ended   Five Months Ended
                                          May 31, 2005        May 31, 2005
                                        ----------------   -----------------
Net Loss, as reported                   $       (180,192)  $      (1,064,575)
Deduct: Total stock-based employee
   compensation expense determined
   under the fair value-based method
   for all awards, net of the related
   tax effects                                   (38,261)            (95,653)
                                        ----------------   -----------------
Proforma net loss                       $       (218,453)  $      (1,160,228)
                                        ================   =================
Net loss per common share:
   Basic and diluted - as reported      $          (0.05)  $           (0.28)
   Basic and diluted - proforma         $          (0.06)  $           (0.30)

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

The following table represents stock option activity for the five months ended May 31, 2006:

                                                                    WEIGHTED AVERAGE
                                       NUMBER    WEIGHTED AVERAGE       REMAINING
                                     OF SHARES    EXERCISE PRICE      CONTRACT LIFE
                                     ---------   ----------------   ----------------
Outstanding options at 1/1/06         880,175          $3.29
Granted                                 3,336          $4.77
Exercised                             (56,975)         $1.28
Canceled                                 (500)         $3.00
                                      -------
Outstanding options at 5/31/06        826,036          $3.39            5.09 Yrs.
                                      =======
Outstanding exercisable at 5/31/06    640,579          $3.28            4.88 Yrs.
                                      =======

The weighted average fair value at date of grant for options granted was estimated using the Black-Scholes option-pricing model. Assumptions used by the Company related to the five months ended May 31, 2006 were an expected dividend yield rate of 0%, an expected stock price volatility of 43%, a risk free interest rate of 4.9%, and an expected life of the options of five years. Shares available for future stock grants to employees and directors under existing plans were 59,162 at May 31, 2006. At May 31, 2006, the aggregate intrinsic value of options outstanding was $605,000, and the aggregate intrinsic value of options exercisable was $508,000. Total intrinsic value of options exercised was $215,000 for the five months ended May 31, 2006.

The following table summarizes our non-vested stock option activity for the transition ended May 31, 2006:

                                       NUMBER
                                     OF SHARES
                                     ---------
Nonvested stock options at 1/1/06      91,444
Vested                                (28,165)
Canceled                                   --
Granted                                 3,336
                                      -------
Nonvested stock options at 5/31/06     66,615
                                      =======

At May 31, 2006, there was approximately $289,000 of unrecognized compensation cost related to share-based payments, which are expected to be recognized over a weighted-average period of five years.

NOTE 8 - Income Taxes
Income tax expense for the five months ended May 31, 2006 and 2005 was computed using an estimated combined federal and state tax rate of approximately 36% and 40%, respectively.

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

NOTE 10 - Fiscal Year End Change
The Company has changed its fiscal year end from December 31 to May 31. This will more closely align the Company's financial year-end with its revenue cycle and its customers' purchasing cycle. This change is effective May 31, 2006.

NOTE 11 - Related-Party Transactions
Mr. Casabonne, one of the Company's directors, is a principal in both Casabonne Associates and Marketing Works. The Company paid Casabonne Associates for the five month period ended May 31, 2006 and 2005 approximately $16,000 and $6,000, respectively. The Company paid Casabonne Associates for the two month period ended May 31, 2006 and 2005 approximately $6,000 and $-0-, respectively. In addition, the Company paid Marketing Works for the five month period ended May 31, 2006 and 2005 approximately $18,000 and $6,000, respectively. The Company paid Marketing Works for the two month period ended May 31, 2006 and 2005 approximately $16,000 and $-0-, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding the Company, and its markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) changes in demand from customers, (2) changes in product or customer mix or revenues and in the level of operating expenses, (3) rapidly changing technologies and the Company's ability to respond thereto, (4) the impact of competitive products and pricing, (5) federal, state and local levels of educational spending, (6) the Company's ability to retain qualified personnel, (7) the Company's ability to retain its distribution agreements in the College Preparation market, (8) the sufficiency of the Company's copyright protection, and (9) the Company's ability to continue to rely on the services of a third party warehouse, and other factors disclosed below and throughout this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

SEASONALITY

Each of our product lines has its own seasonality. The average revenue percentage by quarter for the last two years is summarized in the table below.

                                     Jan - Mar     Apr - Jun     Jul - Sep     Oct - Dec
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

TWO MONTHS ENDED MAY 31, 2006 VS. TWO MONTHS ENDED MAY 31, 2005
---------------------------------------------------------------

Overview
--------

Net revenue for the two-month period ended May 31, 2006 increased 12.2% compared to the same period in 2005. This increase was led by a 23.5% increase in our Test Preparation, Assessment, and Instruction revenue, offset by a 15.5% decrease in College Preparation revenue. Net Loss for the period was $178,000 in 2006, compared to $180,000 in 2005, a decrease of 1.1%.

                                                    Two Months Ended
                                                         May 31,
                                    ------------------------------------------------
                                       2006         2005       Variance   % Variance
                                    ----------   ----------   ---------   ----------
Net Revenue
-----------
Test Preparation, Assessment, and
   Instruction                      $4,626,000   $3,746,000   $ 880,000        23.5%
College Preparation                  1,296,000    1,534,000    (238,000)      -15.5%
                                    ----------   ----------   ---------   ---------
           Total                    $5,922,000   $5,280,000   $ 642,000        12.2%
                                    ==========   ==========   =========   =========
Net Loss                            $  178,000   $  180,000   $  (2,000)       -1.1%

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

     Measuring Up e-Path(TM), a web-based assessment product developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. Measuring Up e-Path(TM) delivers a detailed prescriptive instructional path for individual students tied into our rapidly expanding instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child's strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path(TM) for remediation. The assessment data can be aggregated, using NCLB compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.

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

Revenue from the Test Preparation, Assessment, and Instruction product group increased from $3.7 million in 2005 to $4.6 million in 2006, an increase of 23.5%. Test Preparation and Assessment revenue increased 13.2% from 2005 to 2006. Instruction revenue increased 124.7% from 2005 to 2006. The increase in both product groups is a result of increased market penetration and the continued growth in states in which we recently entered with additional products.

COLLEGE PREPARATION

We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. We also expanded our product offerings by entering into semi-exclusive (exclusive for certain market segments and geographical areas) distribution contracts with four additional publishers. In addition to these distributed products, we also publish our own proprietary products for the college preparation market. The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses.

College Preparation product line revenue for the two months ended May 31, 2006 was $1.3 million, compared to $1.5 million during the same period in 2005, representing a decrease of 15.5%. Revenue from the two major college publishers was down $235,000 for the 2 months ended May 31, 2006 compared to the same period in 2005. Revenue from proprietary products and the new distribution agreements combined was consistent with the prior year. Revenue from our proprietary product for 2006 was 43.1% higher than the prior year, while other distributed product revenue was down 44.0% from the prior year. Increase in proprietary revenue is due to increased market penetration. Other distributed revenue is down for the two-month period due to timing, as the revenue for the five-month period is up compared to the prior year. We are continuing to invest in new proprietary product development as we continue to be optimistic about the opportunities for growth in this market niche.

GROSS PROFIT AND COST OF REVENUE

Gross Profit for the two months ended May 31, 2006 was $2.9 million compared to $2.2 million during the same period in 2005. Gross Profit as a percent of revenue for the period increased from 42.5% in 2005 to 48.2% in 2006.

Cost of Revenue consists of two components, direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Direct costs as a percentage of revenue decreased from 44.1% in 2005 to 35.0% in 2006. The decrease is due primarily to revenue mix, and the attainment of overall reduction in expenses.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the two-month period ending May 31, 2006, we amortized $1.0 million of prepublication costs, compared to $707,000 in 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                  Two Months Ended May 31,
                                      -----------------------------------------------
                                         2006         2005      Variance   % Variance
                                      ----------   ----------   --------   ----------
Selling, General and Administrative   $2,944,000   $2,485,000   $459,000      18.5%

Marketing expenses within this expense category decreased $11,000 for the two-month period ended May 31, 2006 compared to the same period in 2005. It also decreased as a percent of revenue from 12.9% in 2005 to 11.4% in 2006.

Selling expenses within this category increased $366,000. 3rd Party Commission expense increased $194,000 due to an increase in revenue. Salary and related expenses increased $142,000 as a result of our investment in our sales infrastructure. As a percent of revenue, selling expenses increased from 20.2% in 2005 to 24.2% in 2006. This increase is primarily due to an increase in 3rd party commission expense as a percent of revenue due to revenue mix.

General and administrative expenses within this category increased $103,000 for the two-month period from 2005 to 2006. The fluctuation is due to an increase in general corporate overhead and FAS 123R Stock option expense.

FIVE MONTHS ENDED MAY 31, 2006 VS. FIVE MONTHS ENDED MAY 31, 2005
-----------------------------------------------------------------

Overview
--------

Net revenue for the five-month period ended May 31, 2006 increased 15.0% compared to the same period in 2005. This increase was led by a 19.9% increase in our Test Preparation, Assessment, and Instruction revenue, offset by a 2.8% decrease in College Preparation revenue. Net Loss for the period was $954,000 in 2006, compared to $1,065,000 in 2005, a decrease of 10.4%.

                                                             Five Months Ended May 31,
                                                ---------------------------------------------------
                                                    2006          2005       Variance    % Variance
                                                -----------   -----------   ----------   ----------
Net Revenue
-----------
Test Preparation, Assessment, and Instruction   $ 9,615,000   $ 8,020,000   $1,595,000      19.9%
College Preparation                               2,121,000     2,183,000      (62,000)     -2.8%
                                                -----------   -----------   ----------     -----
            Total                               $11,736,000   $10,203,000   $1,533,000      15.0%
                                                ===========   ===========   ==========     =====
Net Loss                                        $  (954,000)  $(1,065,000)  $  111,000     -10.4%

NET REVENUE
-----------

TEST PREPARATION, ASSESSMENT, AND INSTRUCTION

Revenue from the Test Preparation, Assessment, and Instruction product group increased from $8.0 million for the five-month period ending May 31, 2005 to $9.6 million for the same period in 2006, an increase of 19.9%. Test Preparation revenue increased 12.3% for the five-month period in 2006 compared to 2005. This increase is primarily due to increased market penetration and growth in states which we recently entered with additional products. Instruction revenue increased 108.6% from 2005 to 2006. Instruction revenue increased as a result of the continuing rollout of product into existing markets.

COLLEGE PREPARATION

Revenue for the College Preparation product line for the five-month period in 2006 was $2.1 million compared to $2.2 for the same period in 2005, representing a decrease of 2.8%. Revenue from the two major college publishers was 4.6% below the prior year. However, the largest revenue months for these products is June to September. Revenue from our proprietary products, increased 28.9% from 2005 to 2006 and the revenue from our new distribution agreements increased 20.8% from 2005 to 2006. We are continuing to invest in new proprietary product development and actively market our distribution products within that line as we continue to be optimistic about the opportunities for growth in this market niche.

GROSS PROFIT AND COST OF REVENUE

Gross Profit for the five-month period ending May 31, 2006 was $5.5 million compared to $4.4 million during the same period in 2005. Gross Profit as a percent of revenue increased from 43.3% in 2005 to 46.6% in 2006.

Cost of Revenue consists of two components, direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Direct costs, as a percentage of revenue decreased from 40.1% in 2005 to 34.8% in 2006. The decrease is due primarily to revenue mix and overall reduction in expenses.

For the five-month period in 2006, we amortized $2.2 million of prepublication costs, compared to $1.7 million in 2005. Our prepublication expenditures for the period decreased 3.7% from $4.6 million in 2005 to $4.5 million in 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                 Five Months Ended May 31,
                                      -----------------------------------------------
                                         2006         2005      Variance   % Variance
                                      ----------   ----------   --------   ----------
Selling, General and Administrative   $6,620,000   $6,061,000   $559,000      9.2%

Marketing expenses within this expense category decreased $268,000 for the five-month period ending May 31, 2006 compared to the same period in 2005. It also decreased as a percent of revenue from 16.5% in 2005 to 12.0% in 2006. During the five-month period in 2005, we incurred significant expenses related to new product line launches, which did not recur in 2006.

Selling expenses within this category increased $552,000 from 2005 to 2006 and increased as a percent of revenue from 25.4% to 26.8%. Salary and related expenses increased $292,000 and increased as a percent of revenue from 10.3% of revenue to 11.4% as a result of our continued investment in our sales infrastructure. 3rd Party commission expense increased $190,000 from 2005 to 2006 due to increased revenue. Travel expense increased $84,000 primarily due to the continued rollout of our new instruction product into additional markets.

General and administrative expenses within this category increased by $275,000, due to an increase in general corporate overhead and FAS 123R Stock option expense in the amount of $53,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the five-month period ending May 31, 2006 was $501,000. Cash was primarily provided by our net loss, adjusted for non-cash items and increase in accounts payable and accrued expenses, offset primarily by increases in accounts receivable, inventory, and a decrease in deferred revenue.

Accounts receivable and inventory increased, and accounts payable and accrued expenses increased due to the cyclical nature of the Company's revenue cycle. Net cash used in investing activities was $4.5 million, consisting primarily of prepublication cost expenditures.

Net cash provided by financing activities was $5.6 million, consisting primarily of net borrowings under our line of credit of $4.5 million, proceeds from a short-term bank debt of $1.0 million, proceeds from long-term debt of $160,000, and proceeds from the exercise of stock options of $73,000, offset by principal payments of long-term debt of $146,000.

We have a $12 million bank financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7.0 million and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA. At May 31, 2006, $6.4 million was outstanding under this facility, and $600,000 was still available for borrowing.

     - The term loan is for $5.0 million and matures in May 2012. The term loan provides for payments of interest only for the first twelve months and for 72 equal monthly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit. In May 2006, we exercised our option to convert the term loan to a fixed rate of 7.8%, by entering into a swap agreement.

In May 2006, the Company entered into a short term bank loan in the amount of $1.0 million, which matures on October 31, 2006. The interest rate on this facility is prime. Payments are interest only with a balloon payment due at maturity.

The revolving line of credit, the term loan and the short term bank loan are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiaries, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA, a minimum annual stockholders' equity of $7,431,000 at May 31, 2006, and prohibit net losses on a fiscal year basis. The credit agreement also provides that the Company may not declare or pay dividends if an event of default exists or would exist under the credit agreement after giving effect to the dividend.

A summary of our contractual cash obligations at May 31, 2006, excluding the outstanding line of credit balances (as described above), is as follows:

                             PAYMENTS DUE BY PERIOD

CONTRACTUAL CASH OBLIGATIONS         TOTAL        2007         2008         2009         2010        2011
----------------------------      ----------   ----------   ----------   ----------   ----------   --------
Term Loan
   (including interest portion)   $6,327,000   $2,193,000   $1,131,000   $1,066,000   $1,001,000   $936,000
Capital Leases
   (including interest portion)      524,000      282,000      160,000       47,000       35,000         --
Operating Leases                   1,783,000      578,000      537,000      474,000      194,000         --
                                  ----------   ----------   ----------   ----------   ----------   --------
Total                             $8,634,000   $3,053,000   $1,828,000   $1,587,000   $1,230,000   $936,000
                                  ==========   ==========   ==========   ==========   ==========   ========

Due to the seasonality of our business, our cash availability and requirements fluctuate. Accordingly we require working capital to support our seasonal business cycle. Borrowing requirements are generally highest during the month of May.

We believe that our cash and borrowing availability under our financing arrangements, together with cash generated from operations, will be sufficient to meet our normal cash needs for the next year. We intend to continue investing in prepublication costs for our proprietary products, using cash generated from operations, and borrowings under financing arrangements. As we develop more products, additional investments in inventory will be required.

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

Revenue Recognition and Allowance for Returns
---------------------------------------------
The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns are recorded as a reduction of accounts receivable and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription based revenue from its Measuring Up e-Path(TM) pro-rata over the life of the agreement.

Deferred Prepublication Costs
-----------------------------
Deferred prepublication costs are recorded at their original cost and amortized on a straight-line basis over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future sales. If future sales are not sufficient to realize the net carrying value of the asset, an impairment charge is recognized.

Allowance for Excess and Slow-Moving Inventory
----------------------------------------------
The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $219,000 at May 31, 2006 is believed to be adequate to cover inventory loss exposure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk results from fluctuations in interest rates. Based on average floating rate borrowing of $9.3 million, a one percent change in the applicable rate would have caused the Company's interest expense for the stub period to change by approximately $39,000. The Company's management believes that these amounts are not material to the Company's operations.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     There has not been a material change to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the two months ended May 31, 2006, the Company did not issue any securities without registration under the Securities Act of 1933, except as follows: On April 29, 2006, the Company issued 2,600 shares of common stock to its employees upon the exercise of stock options. The aggregate exercise price of $7,800 was paid in cash. This issuance of shares was made in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act.

     The following table provides information about purchases made by us of our common stock in the two months ended May 31, 2006.

                                                              (c)                 (d)
                                                         Total Number      Maximum Number (or
                                                           of Shares       Approximate Dollar
                                (a)           (b)        Purchased as    Value) of Shares that
                           Total Number     Average    Part of Publicly  May Yet Be Purchased
                             of Shares    Price Paid    Announced Plans     Under the Plans
Period                       Purchased     per Share      or Programs         or Programs
------                     ------------   ----------   ----------------   --------------------
April 1 - April 30, 2006             --      N/A                     -                  98,826
May 1 - May 31, 2006                476        $4.05                476                 98,350
                           ------------   ----------   ----------------   --------------------
Total                               476        $4.05                476                 98,350
                           ============   ==========   ================   ====================

(1) On October 5, 2005, we announced that our Board of Directors had approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     In May 2006, The Company changed the name of its wholly owned subsidiary The Peoples Publishing Group, Inc to Peoples Education, Inc.

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

Dated: July 17, 2006                   PEOPLES EDUCATIONAL HOLDINGS, INC.


                                       By: /s/ Brian T. Beckwith
                                           -------------------------------------
                                           Brian T. Beckwith
                                           President and Chief Executive Officer