Form 10-Q
period 2006-08-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2006-10-10
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2006

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,424,941 shares of Common Stock (par value $0.02 per share) outstanding on October 6, 2006.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

   Item 1:  Financial Statements:
            Consolidated Balance Sheets as of August 31, 2006 (Unaudited)
               and May 31, 2006..........................................     3
            Unaudited Consolidated Statements of Income for the Three
               Months Ended August 31, 2006 and 2005.....................     4
            Unaudited Consolidated Statement of Changes in Stockholders
               Equity for the Three Months Ended August 31, 2006 ........     5
            Unaudited Consolidated Statements of Cash Flows for the Three
               Months Ended August 31, 2006 and 2005.....................     6
            Condensed Notes to Consolidated Financial Statements
               (Unaudited)...............................................     7

   Item 2:  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    12

   Item 3:  Quantitative and Qualitative Disclosures About Market Risk...    17

   Item 4:  Controls and Procedures......................................    17

PART II.    OTHER INFORMATION

   Item 1:  Legal Proceedings............................................    18

   Item 1A: Risk Factors.................................................    18

   Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds..    18

   Item 3:  Defaults Upon Senior Securities..............................    18

   Item 4:  Submission of Matters to a Vote of Security Holders..........    19

   Item 5:  Other Information............................................    19

   Item 6:  Exhibits.....................................................    19

SIGNATURES...............................................................    20

EXHIBITS.................................................................    21

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     August 31, 2006   May 31, 2006
                                                     ---------------   ------------
ASSETS
Current Assets
Cash and Cash Equivalents                              $   396,714     $   749,792
Accounts Receivable Net of Allowances for
   Doubtful Accounts and Returns                         7,233,053       3,351,428
Inventory                                                5,085,593       4,737,427
Prepaid Expenses and Other                                 409,168         315,080
Income Taxes Receivable                                    657,406         660,713
Deferred Income Taxes                                      762,000         746,955
                                                       -----------     -----------
   Total Current Assets                                 14,543,934      10,561,395
Equipment - At Cost, Less Accumulated Depreciation
   of $1,457,000 and $1,375,000, respectively              828,909         829,456
                                                       -----------     -----------
Other Assets
Deferred Prepublication Costs, Net                      16,965,940      16,605,686
Deferred Income Taxes                                      348,271       1,054,965
Trademarks, Net                                            137,622         126,006
Deposits and Other                                         129,096         165,017
                                                       -----------     -----------
   Total Other Assets                                   17,580,929      17,951,674
                                                       -----------     -----------
Total Assets                                           $32,953,772     $29,342,525
                                                       ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long Term Obligations            $ 1,071,299     $ 2,487,086
Accounts Payable                                        11,659,222       7,808,965
Accrued Compensation                                       550,093         645,705
Short Term Bank Loan                                     1,000,000       1,000,000
Other Accrued Expenses                                     320,958         287,448
Deferred Revenue                                           262,038         257,439
                                                       -----------     -----------
   Total Current Liabilities                            14,863,610      12,486,643
Long Term Obligations, Less Current Maturities           9,594,511       9,420,076
Total Liabilities                                       24,458,121      21,906,719
                                                       -----------     -----------
Commitments and Contingencies
Stockholders' Equity
Common Stock, $0.02 par value; authorized
   8,500,000 shares;
Issued, 4,441,173 shares, as to both periods                88,823          88,823
Additional Paid In Capital                               7,814,801       7,786,885
Retained Earnings (Accumulated Deficit)                    604,199        (431,992)
Less Treasury stock, 2,632 shares and 1,650,
   respectively, at cost                                   (12,172)         (7,910)
                                                       -----------     -----------
Total Stockholders' Equity                               8,495,651       7,435,806
                                                       -----------     -----------
Total Liabilities and Stockholders' Equity             $32,953,772     $29,342,525
                                                       ===========     ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended
                                                               August 31
                                                       -------------------------
                                                           2006          2005
                                                       -----------   -----------
Revenue, Net                                           $15,347,072    13,977,702
Cost of Revenue
   Direct Costs                                          7,757,713     7,475,017
   Prepublication Cost Amortization                      1,443,362     1,151,107
                                                       -----------   -----------
   Total                                                 9,201,075     8,626,124
Gross Profit                                             6,145,997     5,351,578
Selling, General and Administrative Expenses             4,166,968     3,860,276
                                                       -----------   -----------
Income from Operations                                   1,979,029     1,491,302
Other Expenses (Income), Net                                (6,306)        1,467
Interest Expense                                           258,144       123,502
                                                       -----------   -----------
Net Income Before Income Taxes                           1,727,191     1,366,333
Federal and State Income Tax Expense                       691,000       546,500
                                                       -----------   -----------
Net Income                                             $ 1,036,191   $   819,833
                                                       ===========   ===========
Net Income per Common Share
   Basic                                               $      0.23   $      0.19
   Diluted                                             $      0.23   $      0.17
Weighted-average Number of Common Shares Outstanding
   Basic                                                 4,438,541     4,356,698
   Diluted                                               4,594,615     4,845,965
                                                       ===========   ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2006

                                        Additional    Retained
                               Common     Paid-In     Earnings     Treasury
                               Stock      Capital     (Deficit)     Stock        Total
                              -------   ----------   ----------    --------   ----------
Balance, May 31, 2006         $88,823   $7,786,885   $ (431,992)   $ (7,910)  $7,435,806
Stock-Based Compensation           --       27,916           --          --       27,916
Purchase of Treasury Stock         --           --           --      (4,262)      (4,262)
Net Income                         --           --    1,036,191          --    1,036,191
                              -------   ----------   ----------    --------   ----------
Balance, at August 31, 2006   $88,823   $7,814,801   $  604,199    $(12,172)  $8,495,651
                              =======   ==========   ==========    ========   ==========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Three Months Ended
                                                                August 31,
                                                        -------------------------
                                                            2006          2005
                                                        -----------   -----------
Cash Flows From Operating Activities
Net Income                                              $ 1,036,191   $   819,833
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
      Depreciation                                           81,870        83,352
      Amortization of Prepublication Costs and
         Intangible Assets                                1,446,176     1,151,730
      Deferred Income Taxes                                 691,649            --
         Stock-based compensation                            27,916            --
Changes in Assets and Liabilities
      Accounts Receivable                                (3,881,625)   (3,702,722)
      Inventory                                            (348,166)       69,229
      Prepaid Expense and Other                             (94,088)      108,318
      Deposits and Other                                     35,921       (28,574)
      Accounts Payable and Accrued Expenses               3,788,155     1,884,198
      Deferred Revenue                                        4,599        42,749
      Income Taxes Payable or Refundable                      3,307       546,467
                                                        -----------   -----------
            Net Cash Provided by Operating Activities     2,791,905       974,580
                                                        -----------   -----------
Cash Flows From Investing Activities
      Purchases of Equipment                                (81,323)     (136,375)
      Expenditures for Intangibles                          (14,430)       (4,008)
      Expenditures for Prepublication Costs              (1,803,616)   (2,854,817)
                                                        -----------   -----------
            Net Cash Used in Investing Activities        (1,899,369)   (2,995,200)
                                                        -----------   -----------
Cash Flows From Financing Activities
      Net Borrowings Under Line of Credit                  (961,331)   (1,102,628)
      Net Proceeds from the Sale of Common Stock                 --     2,877,095
      Purchase of Treasury Stock                             (4,262)           --
      Principal Payments on Long Term Debt                 (280,021)      (90,421)
                                                        -----------   -----------
            Net Cash Provided By (Used In) Financing
               Activities                                (1,245,614)    1,684,046
                                                        -----------   -----------
            Net Decrease in Cash and Cash Equivalents      (353,078)     (336,574)
Cash and Cash Equivalents
      Beginning of Period                                   749,792       963,227
                                                        -----------   -----------
      End of Period                                     $   396,714   $   626,653
                                                        ===========   ===========
Supplemental Cash Flow Information
      Cash Payments for:
            Interest                                    $   258,144   $   123,502
                                                        ===========   ===========

PEOPLES EDUCATIONAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

Nature of business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), formerly known as The Peoples Publishing Group, Inc. publishes and markets its own supplementary educational textbooks and materials for the K -12 school market. The materials are predominantly state-specific and standards-based, focused on state-required tests. PE publishes its own proprietary, and distributes for other publishers, college textbooks and supplements to the high school Advanced Placement market. Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the Company.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended August 31, 2006, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. In connection with our change in year end as discussed in Note 10 we filed a Transition Report 10Q for the period ended May 31, 2006, which was previously filed.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.

NOTE 2 - Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns as of August 31, 2006 and May 31, 2006, were $666,000 and $453,000, respectively. These allowances are recorded as a reduction of accounts receivable and revenue and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription-based revenue from the Measuring Up e-Path pro rata over the life of the agreement.

NOTE 3 - Basic and Diluted Per Share Amounts

Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

NOTE 4- Deferred Prepublication Costs

Deferred prepublication costs are capitalized and amortized over a three- or five-year period (the estimated lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs and the balances as of August 31, 2006 and 2005 are as follows:

                                      Three Months Ended
                                           August 31
                                   -------------------------
                                       2006          2005
                                   -----------   -----------
Balances, Beginning                $16,605,686   $14,600,780
   Prepublication Cost Additions     1,803,616     2,854,817
   Amortization Expense             (1,443,362)   (1,151,107)
                                   -----------   -----------
Balances, Ending                   $16,965,940   $16,304,490
                                   ===========   ===========

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

For the remainder of fiscal 2007   $4,190,000
For the year ended May 31, 2008     5,255,000
For the year ended May 31, 2009     3,977,000
For the year ended May 31, 2010     2,101,000
For the year ended May 31, 2011     1,138,000
Thereafter                            305,000

Future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.

NOTE 5 - Finite Life Intangibles

Finite life intangibles include costs incurred for patents and trademarks. Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances as of August 31, 2006 and 2005 are as follows:

                          Three Months Ended
                               August 31
                          ------------------
                            2006       2005
                          --------   -------
Balances, Beginning       $126,006   $75,358
   Additions                14,430     4,008
   Amortization Expense     (2,814)     (623)
                          --------   -------
Balances, Ending          $137,622   $78,743
                          ========   =======

The estimated future amortization expense related to these intangibles is expected to approximate $4,000 per year over the next five years.

NOTE 6 - Financing Arrangements

The Company has a $12 million bank financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7.0 million and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA. At August 31, 2006, $5.5 million was outstanding under this facility, and $1.5 million was still available for borrowing.

     - The term loan is for $5.0 million and matures in May 2012. The loan is being amortized over 72 months beginning June 2006. In May 2006, we converted the variable interest rate on this loan to a fixed rate of 7.8%, by entering into a swap agreement. The change in the fair value of the interest rate swap is recognized as a component of interest expense during each reporting period.

In May 2006, the Company entered into a short-term bank loan in the amount of $1.0 million, which matures on October 31, 2006. The interest rate on this facility is prime. Payments are interest only with a balloon payment due at maturity.

The revolving line of credit, the term loan and the short-term bank loan are secured by substantially all Company assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiaries, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require the Company to maintain a minimum debt service coverage ratio, a minimum annual EBITDA, and a minimum annual stockholders' equity, prohibit net losses on a fiscal year basis and impose a limit on prepublication expenditures. In addition, during the period from November 15th to December 31st of each year, the revolving line of credit is reduced from $7.0 million to $5.0 million. The credit agreement also provides that the Company may not declare or pay dividends if an event of default exists or would exist under the credit agreement after giving effect to the dividend.

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

Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company's 2006 condensed consolidated financial statements reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the three month period ended August 31, 2006 was approximately $28,000, before income taxes.

Prior to the adoption of SFAS 123R, the Company accounted for stock options issued under its plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company's 2005 condensed consolidated statement of operations. If compensation cost had been determined based on fair values at the date of grant under SFAS 123, "Accounting for Stock-Based Compensation", 2005 pro-forma net income and income per share would have been as follows:

                                                   Three Months Ended
                                                     August 31, 2005
                                                   ------------------
Net income, as reported                                 $819,833
Deduct: Total stock-based employee compensation
   expense determined under the fair value-based
   method for all awards                                 (57,392)
                                                        --------
Proforma net income                                     $762,441
                                                        ========
Net income per common share:
   Basic Net Income per Common Share, as
      reported                                          $   0.19
   Basic Net Income per Common Share, proforma          $   0.18
   Diluted Net Income per Common Share, as
      reported                                          $   0.17
   Diluted Net Income per Common Share, proforma        $   0.16

SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company's condensed consolidated statement of operations over the requisite service periods. Share-based compensation expense for share-based awards granted prior to, but not yet vested as of, December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123. For options granted subsequent to December 31, 2005, compensation expense is based on the grant date fair value estimated in accordance with SFAS 123R. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

To calculate the option-based compensation under SFAS No. 123R, the Company used the Black-Scholes option-pricing model, which it had previously used for the valuation of option-based awards for its pro forma information required under SFAS No. 123 for periods prior to fiscal 2006. The Company's determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

The following table represents stock option activity for the three months ended August 31, 2006:

                                                             WEIGHTED
                                                 WEIGHTED    AVERAGE
                                                  AVERAGE   REMAINING
                                       NUMBER    EXERCISE    CONTRACT
                                     OF SHARES     PRICE       LIFE
                                     ---------   --------   ---------
Outstanding options at 5/31/06        826,036      $3.39
Granted                                30,000      $3.98
Exercised                                  --      $  --
Canceled                              (10,000)     $6.00
                                      -------
Outstanding options at 8/31/06        846,036      $3.31    4.82 Yrs.
                                      =======
Outstanding exercisable at 8/31/06    656,306      $3.29    4.58 Yrs.
                                      =======

The weighted average fair value at date of grant for options granted was estimated using the Black-Scholes option-pricing model. Assumptions used by the Company related to the three months ended August 31, 2006 were an expected dividend yield rate of 0%, an expected stock price volatility of 43%, a risk free interest rate of 4.3% to 6.3%, and an expected life of the options of five years. Shares available for future stock grants to employees and directors under existing plans were 49,662 at August 31, 2006. At August 31, 2006, the aggregate intrinsic value of options outstanding was $517,000, and the aggregate intrinsic value of options exercisable was $429,000. No options were exercised during the three months ended August 31, 2006.

The following table summarizes our non-vested stock option activity for the period ended August 31, 2006:

                                       NUMBER
                                     OF SHARES
                                     ---------
Nonvested stock options at 5/31/06    190,492
Vested                                (20,762)
Canceled                              (10,000)
Granted                                30,000
                                      -------
Nonvested stock options at 8/31/06    189,730
                                      =======

At August 31, 2006, there was approximately $259,000 of unrecognized compensation cost related to share-based payments, which are expected to be recognized over a weighted-average period of five years.

NOTE 8 - Income Taxes

Income tax expense for the three months ended August 31, 2006 and 2005 was computed using an estimated combined federal and state tax rate of approximately 40%.

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

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

NOTE 10 - Fiscal Year End Change

The Company has changed its fiscal year end from December 31 to May 31. This more closely aligns the Company's financial year-end with its revenue cycle and its customers' purchasing cycle. This change was effective May 31, 2006.

NOTE 11 - Related-Party Transactions

Mr. Casabonne, one of the Company's directors, is a principal in both Casabonne Associates and Marketing Works. The Company paid Casabonne Associates for the three-month period ended August 31, 2006 and 2005 approximately $3,000 and $16,000, respectively. In addition, the Company paid Marketing Works for the three-month period ended August 31, 2006 and 2005 approximately $12,000 and $19,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding the Company and its markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) changes in demand from customers, (2) changes in product or customer mix or revenues and in the level of operating expenses, (3) rapidly changing technologies and the Company's ability to respond thereto, (4) the impact of competitive products and pricing, (5) federal, state and local levels of educational spending, (6) the Company's ability to retain qualified personnel, (7) the Company's ability to retain its distribution agreements in the College Preparation market, (8) the sufficiency of the Company's copyright protection, and (9) the Company's ability to continue to rely on the services of a third-party warehouse, and other factors disclosed below and throughout this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

SEASONALITY

Each of our product lines has its own seasonality. The average revenue percentage by quarter for the last two years is summarized in the table below.

                                                 Jun - Aug     Sep - Nov     Dec - Feb     Mar - May
                                                1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                                -----------   -----------   -----------   -----------
Test Preparation, Assessment, and Instruction       27%           28%           21%           24%
College Preparation                                 61%           16%            8%           15%
   Total Revenue                                    39%           24%           16%           21%

THREE MONTHS ENDED AUGUST 31, 2006 VS. THREE MONTHS ENDED AUGUST 31, 2005

Overview

Net revenue for the three-month period ended August 31, 2006 increased 9.8% compared to the same period in 2005. This increase was comprised of a 12.3% increase in our Test Preparation, Assessment, and Instruction revenue, and a 7.7% increase in College Preparation revenue. Net Income for the period was $1,037,000, compared to $820,000 in 2005, an increase of 26.5%.

                                                           Three Months Ended August 31,
                                                ---------------------------------------------------
                                                    2006          2005       Variance    % Variance
                                                -----------   -----------   ----------   ----------
Net Revenue
Test Preparation, Assessment, and Instruction   $ 7,225,000   $ 6,434,000   $  791,000      12.3%
College Preparation                               8,122,000     7,544,000      578,000       7.7%
                                                -----------   -----------   ----------      ----
   Total                                        $15,347,000   $13,978,000   $1,369,000       9.8%
                                                ===========   ===========   ==========      ====
Net Income                                      $ 1,037,000   $   820,000   $  217,000      26.5%

NET REVENUE

TEST PREPARATION, ASSESSMENT, AND INSTRUCTION

     Test Preparation and Assessment

     We create and sell print and web-based materials targeted to grades 2-12 to help students prepare for state proficiency tests. The Measuring Up(R) Test Preparation and assessment print products are sold in twelve states. Measuring Up(R) is positioned as standards-based, state customized instruction and classroom assessment, designed to be an integral part of a school's instructional program throughout the school year.

     Measuring Up e-Path(TM), a web-based assessment product developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. Measuring Up e-Path(TM) delivers a detailed prescriptive instructional path for individual students tied into our rapidly expanding instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child's strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path(TM) for remediation. The assessment data can be aggregated using NCLB-compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.

     Step Up to Success, a test preparation product in language arts, is positioned to fill a market niche for schools looking for pretest refresher materials, as well as products for after school and summer programs.

     Instruction

     We have two product lines within this grouping: Focused Instruction, which we started publishing in the fourth quarter of 2004, and remedial and multicultural text and related materials. Our Focused Instruction materials provide standards-based, state-specific supplemental instruction on particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial and multicultural texts and related materials, but we are not investing in new development for these products.

Revenue from the Test Preparation, Assessment, and Instruction product group increased from $6.4 million for the three months ended August 31, 2005 to $7.2 million for the same time period in 2006, an increase of 12.3%. The fluctuation is a result of increased market penetration of existing materials and the release of new products into existing states.

COLLEGE PREPARATION

We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. We also expanded our product offerings by entering into distribution contracts with other publishers. In addition to these distributed products, we also publish our own proprietary products for the college preparation market. The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses.

College Preparation product line revenue for the three months ended August 31, 2006 was $8.1 million, compared to $7.5 million during the same period in 2005, representing an increase of 7.7%. Revenue from the two major college publishers increased to $7.9 million from $7.3 million for the three months ended August 31, 2006 compared to the same period in 2005. Revenue from our other distribution agreements and from our own proprietary products was $286,000 for the three-months ended August 31, 2006, an increase of 20.8% from the same period in the prior year. We are continuing to invest in new proprietary product development and actively market our distribution products within that line as we continue to be optimistic about the opportunities for growth in this market niche.

GROSS PROFIT AND COST OF REVENUE

Gross Profit for the three months ended August 31, 2006 was $6.1 million compared to $5.4 million during the same period in 2005. Gross Profit as a percent of revenue for the period increased from 38.3% in 2005 to 40.0% in 2006.

Cost of Revenue consists of two components: direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

Direct costs as a percentage of revenue decreased from 53.5% in 2005 to 50.5% in 2006. The primary factor in the decrease is a reduction in product cost on proprietary product and a favorable mix of total revenue between proprietary and distributed product.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the three-month period ending August 31, 2006, we amortized $1.4 million of prepublication costs, compared to $1.2 million in 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                               Three Months Ended August 31,
                                      -----------------------------------------------
                                         2006         2005      Variance   % Variance
                                      ----------   ----------   --------   ----------
Selling, General and Administrative   $4,167,000   $3,860,000   $307,000      8.0%

Marketing expenses within this expense category decreased $96,000 for the three-month period ended August 31, 2006 compared to the same period in 2005. The expense also decreased as a percent of revenue from 4.6% in 2005 to 3.6% in 2006. Fluctuation is primarily due to decreased promotion and related expenses associated with new product line launches, including Focused Instruction, which occurred in 2005.

Selling expenses within this category increased $382,000 for the three months ended August 31, 2006 compared to the same period in 2005. Selling expense as a percentage of revenue increased from 13.8% in 2005 to 15.1% in 2006. The increase is primarily related to an increase of $59,000 in third party commission expense (due to an increase in revenue), which was offset by a favorable revenue mix. In addition, salary and related expenses increased $246,000 as a result of the growth in our sales infrastructure.

General and administrative expenses within this category for the three months ended August 31, 2006 increased $21,000, in part, due to the recognition of FAS 123R Stock option expense in the amount of $28,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three-month period ending August 31, 2006 was $2.8 million. Cash was primarily provided by our net income, adjusted for non-cash items and increase in accounts payable and accrued expenses, offset primarily by increases in accounts receivable, inventory, and prepaid expenses. Accounts receivable, inventory, accounts payable and accrued expenses increased due to the cyclical nature of our business cycle.

Net cash used in investing activities was $1.9 million, consisting primarily of prepublication cost expenditures.

Net cash used in financing activities was $1.2 million, consisting primarily of net payments under our line of credit of $961,000, as well as by principal payments of long-term debt of $280,000.

We have a $12 million bank financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7.0 million and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of our Total Funded Debt to EBITDA. At August 31, 2006, $5.5 million was outstanding under this facility, and $1.5 million was still available for borrowing.

     - The term loan is for $5.0 million and matures in May 2012. The loan is being amortized over 72 months beginning June 2006. In May 2006, we converted the variable interest rate on this loan to a fixed rate of 7.8%, by entering into a swap agreement. The change in the fair value of the interest rate swap will be recognized as interest expense during each reporting period.

In May 2006, we entered into a short-term bank loan in the amount of $1.0 million, which matures on October 31, 2006. The interest rate on this facility is prime. Payments are interest only with a balloon payment due at maturity.

The revolving line of credit, the term loan and the short-term bank loan are secured by substantially all of our assets. The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiaries, which, among other things, impose a maximum ratio of senior funded debt to EBITDA, require us to maintain a minimum debt service coverage ratio, a minimum annual EBITDA, and a minimum annual stockholders' equity, and prohibit net losses on a fiscal year basis. The credit agreement also provides that we may not declare or pay dividends if an event of default exists or would exist under the credit agreement after giving effect to the dividend.

A summary of our contractual cash obligations at August 31, 2006, excluding the outstanding line of credit balances and the short-term bank loan (as described above), is as follows:

                                                            PAYMENTS DUE BY PERIOD
                                  -------------------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS         TOTAL        2007         2008         2009         2010        2011
----------------------------      ----------   ----------   ----------   ----------   ----------   --------
Term Loan
   (including interest portion)   $5,028,000   $  894,000   $1,131,000   $1,066,000   $1,001,000   $936,000
Capital Leases
   (including interest portion)      443,000      201,000      160,000       47,000       35,000         --
Operating Leases                   1,636,000      432,000      536,000      474,000      194,000         --
                                  ----------   ----------   ----------   ----------   ----------   --------
Total                             $7,107,000   $1,527,000   $1,827,000   $1,587,000   $1,230,000   $936,000
                                  ==========   ==========   ==========   ==========   ==========   ========

Due to the seasonality of our business, our cash availability and requirements fluctuate. Accordingly we require working capital to support our seasonal business cycle. Borrowing requirements are generally highest during the fourth quarter of our fiscal year.

We believe that our cash and borrowing availability under our financing arrangements, together with cash generated from operations, will be sufficient to meet our normal cash needs for the balance of the fiscal year. We intend to continue investing in prepublication costs for our proprietary products, using cash generated from operations, and borrowings under financing arrangements. As we develop more products, additional investments in inventory will be required.

OFF-BALANCE SHEET ARRANGEMENTS

None.

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

Revenue Recognition and Allowance for Returns

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns are recorded as a reduction of accounts receivable and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription-based revenue from its Measuring Up e-Path(TM) pro-rata over the life of the agreement.

Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized on a straight-line basis over a three- or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future sales. If future sales are not sufficient to realize the net carrying value of the asset, an impairment charge is recognized.

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $243,000 at August 31, 2006 is believed to be adequate to cover inventory loss exposure.

STOCK-BASED COMPENSATION

We adopted the provisions of SFAS 123R, Share-Based Payment, on January 1, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of income the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, estimated forfeitures, expected dividends to be paid and the risk- free interest rate expected during the option term. We have reviewed each of these assumptions carefully and have determined our best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected performance of our stock. An increase in the volatility of our stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to future earnings and cash flow exposures from changes in interest rates as a significant portion of the Company's debt is at variable rates. Based on average floating rate borrowing of $7.0 million, a one percent change in the applicable rate would have caused the Company's interest expense for the quarter to change by approximately $18,000. The Company's management believes that these amounts are not material to the Company's operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three-months ended August 31, 2006, we did not issue any securities without registration under the Securities Act of 1933

     The following table provides information about purchases made by us of our common stock for the three-months ended August 31, 2006.

                            (a)           (b)        Purchased as     Value) of Shares that
                       Total Number     Average    Part of Publicly    May Yet Be Purchased
                         of Shares    Price Paid    Announced Plans      Under the Plans
Period                   Purchased     per Share      or Programs          or Programs
--------------------   ------------   ----------   ----------------   ---------------------
June 1 - June 30            982          $4.05            982                 97,368
July 1 to July 31            --            n/a             --                 97,368
August 1 - August 31         --            n/a             --                 97,368
                            ---          -----            ---                 ------
Total                       982          $4.05            982                 97,368
                            ===          =====            ===                 ======

     On October 5, 2005, we announced that our Board of Directors had approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 22, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, the following persons were elected to the Company's Board of Directors:

                           For      Withhold
                        ---------   --------
G.Thomas Ahern          4,103,872       150
Brian T. Beckwith       4,103,622       400
John C. Bergstrom       4,102,595     1,427
Richard J. Casabonne    4,102,595     1,427
Anton J. Christianson   4,102,595     1,427
James P. Dolan          4,103,622       400
Diane M. Miller         4,103,872       150
James J. Peoples        4,103,872       150

The appointment of the Company's auditors, McGladrey & Pullen LLP, was ratified by the stockholders, with 4,103,847 votes for; 75 votes against; 100 votes abstaining.

ITEM 5. OTHER INFORMATION

     In May 2006, the Company changed the name of its wholly owned subsidiary The Peoples Publishing Group, Inc. to Peoples Education, Inc.

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

Dated: October 9, 2006                  PEOPLES EDUCATIONAL HOLDINGS, INC.


                                        By: /s/ Brian T. Beckwith
                                            ------------------------------------
                                            Brian T. Beckwith
                                            President and Chief Executive
                                            Officer