Form 10-Q
period 2006-11-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2007-01-16
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2006

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,424,941 shares of Common Stock (par value $0.02 per share) outstanding on January 3, 2007.

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I. FINANCIAL INFORMATION

   Item 1:    Financial Statements:

              Consolidated Balance Sheets as of November 30, 2006
                 (Unaudited) and May 31, 2006........................     3

              Unaudited Consolidated Statements of Operations for
                 the Three and Six Months Ended November 30, 2006
                 and 2005............................................     4

              Unaudited Consolidated Statement of Changes in
                 Stockholders Equity for the Six Months Ended
                 November 30, 2006 ..................................     5

              Unaudited Consolidated Statements of Cash Flows for
                 the Six Months Ended November 30, 2006 and 2005.....     6

              Condensed Notes to Consolidated Financial
                 Statements (Unaudited)..............................     7

   Item 2:    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................    12

   Item 3:    Quantitative and Qualitative Disclosures About
                 Market Risk.........................................    20

   Item 4:    Controls and Procedures................................    20

PART II. OTHER INFORMATION

   Item 1:    Legal Proceedings......................................    21

   Item 1A:   Risk Factors ..........................................    21

   Item 2:    Unregistered Sales of Equity Securities and Use of
                 Proceeds............................................    21

   Item 3:    Defaults Upon Senior Securities........................    21

   Item 4:    Submission of Matters to a Vote of Security Holders....    21

   Item 5:    Other Information......................................    21

   Item 6:    Exhibits...............................................    22

SIGNATURES...........................................................    23

EXHIBITS.............................................................    24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      November 30,
                                                                          2006       May 31, 2006
                                                                      ------------   ------------
ASSETS
Current Assets
Cash and Cash Equivalents                                             $   755,163    $   749,792
Accounts Receivable Net of Allowances for Doubtful Accounts
   and Returns                                                          3,191,868      3,351,428
Inventory                                                               6,935,485      4,737,427
Prepaid Expenses and Other                                                480,910        315,080
Income Taxes Receivable                                                     2,000        660,713
Deferred Income Taxes                                                     655,000        746,955
                                                                      -----------    -----------
      Total Current Assets                                             12,020,426     10,561,395
Equipment - At Cost, Less Accumulated Depreciation of $1,538,000
   and $1,375,000, respectively                                           819,786        829,456
                                                                      -----------    -----------
Other Assets
Deferred Prepublication Costs, Net                                     17,517,701     16,605,686
Deferred Income Taxes                                                     689,000      1,054,965
Trademarks, Net                                                           136,161        126,006
Deposits and Other                                                         95,050        165,017
                                                                      -----------    -----------
      Total Other Assets                                               18,437,912     17,951,674
                                                                      -----------    -----------
Total Assets                                                          $31,278,124    $29,342,525
                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long Term Obligations                           $ 1,046,832    $ 2,487,086
Accounts Payable                                                       10,365,829      7,808,965
Accrued Compensation                                                      575,867        645,705
Short Term Bank Loan                                                           --      1,000,000
Other Accrued Expenses                                                    225,690        287,448
Deferred Revenue                                                          352,164        257,439
                                                                      -----------    -----------
      Total Current Liabilities                                        12,566,382     12,486,643
Long Term Obligations, Less Current Maturities                         10,586,672      9,420,076
                                                                      -----------    -----------
Total Liabilities                                                      23,153,054     21,906,719
                                                                      -----------    -----------
Commitments and Contingencies
Stockholders' Equity
Common Stock, $0.02 par value; authorized 8,500,000 shares;
Issued, 4,441,173 shares, as to both periods                               88,823         88,823
Additional Paid In Capital                                              7,831,681      7,786,885
Retained Earnings (Accumulated Deficit)                                   268,424       (431,992)
Less Treasury stock, 16,232 shares and 1,650, respectively, at cost       (63,858)        (7,910)
                                                                      -----------    -----------
Total Stockholders' Equity                                              8,125,070      7,435,806
                                                                      -----------    -----------
Total Liabilities and Stockholders' Equity                            $31,278,124    $29,342,525
                                                                      ===========    ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended          Six Months Ended
                                                             November 30                November 30
                                                       -----------------------   -------------------------
                                                          2006         2005          2006          2005
                                                       ----------   ----------   -----------   -----------
Revenue, Net                                           $8,238,731    9,346,510   $23,585,803    23,324,212
Cost of Revenue
   Direct Costs                                         2,808,557    3,343,720    10,566,270    10,818,737
   Prepublication Cost Amortization                     1,448,674    1,278,543     2,892,036     2,429,650
                                                       ----------   ----------   -----------   -----------
   Total                                                4,257,231    4,622,263    13,458,306    13,248,387
Gross Profit                                            3,981,500    4,724,247    10,127,497    10,075,825
Selling, General and Administrative Expenses            4,204,151    4,125,971     8,371,119     7,986,247
                                                       ----------   ----------   -----------   -----------
Income (Loss) from Operations                            (222,651)     598,276     1,756,378     2,089,578
Other Expenses, Net                                        26,006        1,847        19,700         3,314
Interest Expense                                          311,463      121,016       569,607       244,518
                                                       ----------   ----------   -----------   -----------
Net Income (Loss) Before Income Taxes                    (560,120)     475,413     1,167,071     1,841,746
Income Tax Expense (Benefit)                             (224,345)     190,500       466,655       737,000
                                                       ----------   ----------   -----------   -----------
Net Income (Loss)                                      $ (335,775)  $  284,913   $   700,416   $ 1,104,746
                                                       ==========   ==========   ===========   ===========
Net Income (Loss) per Common Share
   Basic                                               $    (0.08)  $     0.06   $      0.16   $      0.25
   Diluted                                             $    (0.08)  $     0.06   $      0.15   $      0.23
Weighted-average Number of Common Shares Outstanding
   Basic                                                4,428,114    4,384,198     4,433,392     4,370,448
   Diluted                                              4,428,114    4,709,858     4,611,828     4,796,189
                                                       ==========   ==========   ===========   ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006

                                          Additional    Retained
                                 Common     Paid-In     Earnings   Treasury
                                 Stock      Capital    (Deficit)     Stock       Total
                                -------   ----------   ---------   --------   ----------
Balance, May 31, 2006           $88,823   $7,786,885   $(431,992)  $ (7,910)  $7,435,806
Stock-Based Compensation             --       44,796          --         --       44,796
Purchase of Treasury Stock           --           --          --    (55,948)     (55,948)
Net Income                           --           --     700,416         --      700,416
                                -------   ----------   ---------   --------   ----------
Balance, at November 30, 2006   $88,823   $7,831,681   $ 268,424   $(63,858)  $8,125,070
                                =======   ==========   =========   ========   ==========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Six Months Ended
                                                                       November 30,
                                                                -------------------------
                                                                    2006          2005
                                                                -----------   -----------
Cash Flows From Operating Activities
Net Income                                                      $   700,416   $ 1,104,746
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
   Depreciation                                                     162,956       167,502
   Amortization of Prepublication Costs and Intangible Assets     2,905,618     2,430,828
   Deferred Income Taxes                                            457,920            --
   Stock-Based Compensation                                          44,796            --
   Market Value Adjustment of Interest Rate Swap                     76,162            --
Changes in Assets and Liabilities
   Accounts Receivable                                              159,560      (597,663)
   Inventory                                                     (2,198,058)   (1,243,929)
   Prepaid Expense and Other                                       (165,830)      258,216
   Deposits and Other                                                69,967        70,130
   Accounts Payable and Accrued Expenses                          2,418,519       971,589
   Deferred Revenue                                                  94,725       246,994
   Income Taxes Payable or Refundable                               665,462       733,026
                                                                -----------   -----------
      Net Cash Provided by Operating Activities                   5,392,213     4,141,439
                                                                -----------   -----------
Cash Flows From Investing Activities
   Purchases of Equipment                                          (153,286)     (159,733)
   Expenditures for Intangibles                                     (23,737)      (28,905)
   Expenditures for Prepublication Costs                         (3,804,051)   (5,641,968)
                                                                -----------   -----------
      Net Cash Used in Investing Activities                      (3,981,074)   (5,830,606)
                                                                -----------   -----------
Cash Flows From Financing Activities
   Net Borrowings Under Line of Credit                              206,744    (1,158,660)
   Net Proceeds from the Sale of Common Stock                            --     2,877,095
   Purchase of Treasury Stock                                       (55,948)           --
   Principal Payments on Short Term Bank Loan                    (1,000,000)           --
   Principal Payments on Long Term Debt                            (556,564)     (179,934)
                                                                -----------   -----------
      Net Cash Provided By (Used In) Financing Activities        (1,405,768)    1,538,501
                                                                -----------   -----------
      Net Increase (Decrease) in Cash and Cash Equivalents            5,371      (150,666)
Cash and Cash Equivalents
   Beginning of Period                                              749,792       963,227
                                                                -----------   -----------
   End of Period                                                $   755,163   $   812,561
                                                                ===========   ===========
Supplemental Cash Flow Information
   Cash Payments for:
      Interest                                                  $   476,100   $   244,518
                                                                ===========   ===========

PEOPLES EDUCATIONAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended November 30, 2006, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. In connection with our change in year end as discussed in Note 10 we filed a Transition Report 10Q for the period ended May 31, 2006, which was previously filed.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.

NOTE 2 - Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns as of November 30, 2006 and May 31, 2006, were $613,000 and $453,000, respectively. These allowances are recorded as a reduction of accounts receivable and revenue and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription-based revenue from the Measuring Up e-Path pro rata over the life of the agreement.

NOTE 3 - Basic and Diluted Per Share Amounts

Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

NOTE 4- Deferred Prepublication Costs

Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs and the balances as of November 30, 2006 and 2005 are as follows:

                              Three Months Ended           Six Months Ended
                                 November 30                  November 30
                          -------------------------   --------------------------
                              2006          2005          2006          2005
                          -----------   -----------   -----------   ------------
Balances, Beginning       $16,965,940   $16,304,490   $16,605,686   $14,600,780
   Prepublication Cost
      Additions             2,000,435     2,787,151     3,804,051     5,641,968
   Amortization Expense    (1,448,674)   (1,278,543)   (2,892,036)   (2,429,650)
                          -----------   -----------   -----------   -----------
Balances, Ending          $17,517,701   $17,813,098   $17,517,701   $17,813,098
                          ===========   ===========   ===========   ===========

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

For the remainder of fiscal 2007   $2,580,000
For the year ended May 31, 2008     5,744,000
For the year ended May 31, 2009     4,456,000
For the year ended May 31, 2010     2,555,000
For the year ended May 31, 2011     1,410,000
Thereafter                            773,000

Future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.

NOTE 5 - Finite Life Intangibles

Finite life intangibles include costs incurred for patents and trademarks. Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances as of November 30, 2006 and 2005 are as follows:

                              Three Months Ended           Six Months Ended
                                 November 30                  November 30
                          -------------------------   --------------------------
                              2006          2005          2006          2005
                          -----------   -----------   -----------   ------------
Balances, Beginning        $137,622      $ 78,743      $126,006       $ 75,358
   Additions                  9,307        24,897        23,737         28,905
   Amortization Expense     (10,768)         (555)      (13,582)        (1,178)
                           --------      --------      --------       --------
Balances, Ending           $136,161      $103,085      $136,161       $103,085
                           ========      ========      ========       ========

The estimated future amortization expense related to these intangibles is expected to approximate $4,000 per year over the next five years.

NOTE 6 - Financing Arrangements

The Company has a $12 million bank financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7.0 million and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA. At November 30, 2006, $6.6 million was outstanding under this facility, and $.4 million was still available for borrowing.

     - The term loan is for $5.0 million and matures in May 2012. The loan is being amortized over 72 months beginning June 2006. In May 2006, we converted the variable interest rate on this loan to a fixed rate of 7.8%, by entering into a swap agreement. The change in the fair value of the interest rate swap is recognized as a component of interest expense during each reporting period. As of November 30, 2006, we have a recorded $76,000 of interest expense as a result of the mark to market interest rate adjustment related to our swap agreement on our term loan.

In May 2006, the Company entered into a short-term bank loan in the amount of $1.0 million, which matured on October 31, 2006. The interest rate on this facility was prime. Payments were interest only with a balloon payment due at maturity. This loan was repaid prior to its maturity date.

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

The Company and the bank are currently discussing an amended credit facility, which, among other things, will provide for revised financial covenants. In connection with these discussions, the bank did not require the Company to test for compliance with the existing financial covenants for the quarter ended November 30, 2006. Although, management is confident that the agreement will be amended, there can be no assurance that such discussions will result in an amended agreement on terms acceptable to the company.

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

Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company's 2006 condensed consolidated financial statements reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the six month period ended November 30, 2006 was approximately $45,000 before income taxes.

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

                                                      Six Months Ended
                                                      November 30, 2005
                                                      -----------------
Net income, as reported                                  $1,104,746
Deduct: Total stock-based employee compensation
   expense determined under the fair value-based
   method for all awards                                   (143,820)
                                                         ----------
Proforma net income                                      $  960,926
                                                         ==========
Net income per common share:
   Basic Net Income per Common Share, as reported        $     0.25
   Basic Net Income per Common Share, proforma           $     0.22
   Diluted Net Income per Common Share, as reported      $     0.23
   Diluted Net Income per Common Share, proforma         $     0.20

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

To calculate the option-based compensation under SFAS No. 123R, the Company used the Black-Scholes option-pricing model, which it had previously used for the valuation of option-based awards for its pro forma information required under SFAS No. 123 for periods prior to January 1, 2006. The Company's determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

The following table represents stock option activity for the six months ended November 30, 2006:

                                                             WEIGHTED
                                                  WEIGHTED    AVERAGE
                                                   AVERAGE   REMAINING
                                      NUMBER OF   EXERCISE   CONTRACT
                                       SHARES       PRICE      LIFE
                                      ---------   --------   ---------
Outstanding options at 5/31/06         826,036      $3.31
Granted                                 40,000      $4.18
Canceled                               (10,000)     $6.00
                                       -------
Outstanding options at 11/30/06        856,036      $3.33    4.61 Yrs.
                                       =======
Outstanding exercisable at 11/30/06    669,864      $3.32    4.36 Yrs.
                                       =======

The weighted average fair value at date of grant for options granted was estimated using the Black-Scholes option-pricing model. Assumptions used by the Company related to the six months ended November 30, 2006 were an expected dividend yield rate of 0%, an expected stock price volatility of 43%, a risk free interest rate of 4.3% to 6.3%, and an expected life of the options of five years. Shares available for future stock grants to employees and directors under existing plans were 55,975 at November 30, 2006. At November 30, 2006, the aggregate intrinsic value of options outstanding was $1,165,000, and the aggregate intrinsic value of options exercisable was $985,000. No options were exercised during the six months ended November 30, 2006.

The following table summarizes our non-vested stock option activity for the period ended November 30, 2006:

                                     NUMBER OF
                                       SHARES
                                     ---------
Nonvested stock options at 5/31/06    190,492
Vested                                (34,320)
Canceled                              (10,000)
Granted                                40,000
                                      -------
Nonvested stock options at 11/30/06   186,172
                                      =======

At November 30, 2006, there was approximately $257,000 of unrecognized compensation cost related to share-based payments, which are expected to be recognized over a weighted-average period of five years.

NOTE 8 - Income Taxes

Income tax expense for the six months ended November 30, 2006 and 2005 was computed using an estimated combined federal and state tax rate of approximately 40%.

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

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

NOTE 10 - Fiscal Year End Change

The Company has changed its fiscal year end from December 31 to May 31. This more closely aligns the Company's financial year-end with its revenue cycle and its customers' purchasing cycle. This change was effective May 31, 2006.

NOTE 11 - Related-Party Transactions

Mr. Casabonne, one of the Company's directors, is a principal in Casabonne Associates and was a principal until October 1, 2006 in Marketing Works. The Company paid Casabonne Associates for the six-month period ended November 30, 2006 and 2005 approximately $19,000 and $26,000, respectively. The Company paid Casabonne Associates for the three-month period ended November 30, 2006 and 2005 approximately $16,000 and $10,000, respectively. In addition, the Company paid Marketing Works for the six-month period ended November 30, 2006 and 2005 approximately $32,000 and $19,000, respectively. The Company paid Marketing Works for the three-month period ended November 30, 2006 and 2005 approximately $19,000 and $-0-, respectively.

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

OVERVIEW

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

TEST PREPARATION, ASSESSMENT, AND INSTRUCTION PRODUCT GROUP

Test Preparation, Assessment

     - We create and sell print and web-based materials targeted to grades 2-12 to help students prepare for state proficiency tests. The Measuring Up(R) Test Preparation and assessment print products are sold in twelve states. Measuring Up(R) is positioned as standards-based, state customized instruction and classroom assessment, designed to be an integral part of a school's instructional program throughout the school year.

     - Measuring Up e-Path(TM), a web-based assessment product developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. Measuring Up e-Path(TM) delivers a detailed prescriptive instructional path for individual students tied into our rapidly expanding instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child's strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path(TM) for remediation. The assessment data can be aggregated using NCLB-compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.

     - Step Up to Success, a test preparation product in language arts, is positioned to fill a market niche for schools looking for pretest refresher materials, as well as products for after school and summer programs.

Instruction

     - We have two product lines within this grouping: Focused Instruction, which we began publishing in the fourth quarter of 2004, and remedial, multicultural text and professional development related materials. Focused Instruction materials provide standards-based, state-specific supplemental instruction on particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial, multicultural and professional development materials, but we are not investing in new development for these products.

COLLEGE PREPARATION PRODUCT GROUP

     - We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. In addition to these distributed products, we also publish our own proprietary products for the college preparation market. The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses. Distribution revenue, consist of direct billings to customers, as well as commissions earned on sales generated by our marketing efforts though billed directly by the college publishers. Such sales, for which the commission rate varies, include purchases by schools through online bookstores and sales derived as a result of purchases made through state adoption contracts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2006 VS. THREE MONTHS ENDED NOVEMBER 30, 2005

                                                     Three Months Ended November 30,
                                                     -------------------------------
(Amounts in Thousands)                                    2006             2005
                                                     --------------   --------------
Revenue
   Test Preparation, Assessment and Instruction      $6,456    78.4%  $7,373    78.9%
   College Preparation                                1,783    21.6%   1,973    21.1%
                                                     ------   -----   ------   -----
                                                      8,239   100.0%   9,346   100.0%
Cost of Revenue
   Direct Costs                                       2,809    34.1%   3,344    35.8%
   Prepublication Cost Amortization                   1,449    17.6%   1,278    13.7%
                                                     ------   -----   ------   -----
Total Cost Of Revenue                                 4,258    51.7%   4,622    49.5%
Selling, General and Administrative Expenses
   Marketing and Selling                              3,088    37.5%   2,850    30.5%
   General and Administrative                         1,116    13.5%   1,276    13.6%
                                                     ------   -----   ------   -----
Total Selling, General and Administrative Expenses    4,204    51.0%   4,126    44.1%
Operating Income (Loss)                                (223)   -2.7%     598     6.4%
Other Expenses                                           26     0.3%       2     0.0%
Interest Expense                                        311     3.8%     121     1.3%
Income Tax Expense (Benefit)                           (224)   -2.7%     190     2.0%
                                                     ------   -----   ------   -----
Net Income (Loss)                                    $ (336)   -4.1%  $  285     3.1%
                                                     ======   =====   ======   =====

REVENUE

Overview

Total revenue for the three-month period ended November 30, 2006 was $8.2 million, compared to $9.3 million during the same period in the prior year. Although revenue was down 12% on a year over year basis, our results outperformed the K-12 educational publishing industry during this time frame, which recorded a 24% year over year decrease, according to the Association of American Publishers.

Test Preparation, Assessment, and Instruction

Revenue derived from this product group was $6.5 million for the three-months ended November 30, 2006 compared to $7.4 million for the same period in 2005. The decrease is primarily due to a sale of a large district order in 2005 in the amount of $517,000 which did not recur in 2006. In addition revenue from our remedial, multicultural and professional development materials decreased by $160,000 as we are not actively marketing these products.

College Preparation

College Preparation product line revenue for the three-months ended November 30, 2006 was $1.8 million, compared to $2.0 million during the same period in 2005. Distribution revenue, which accounts for over 90% of the total revenue within this line was down 13% primarily due to timing of receipt of orders from customers as the six-month revenue on a year over year basis is up 3%. Proprietary revenue was

$111,000, an increase of over 118% on a year-over-year basis. We are continuing to invest in new proprietary product development and actively market our distribution products within that line as we continue to be optimistic about the opportunities for growth in this market niche.

COST OF REVENUE

Cost of Revenue for the three months ended November 30, 2006 was $4.3 million (51.7% of revenue) compared to $4.6 million (49.5% of revenue) during the same period in 2005.

Cost of Revenue consists of two components: direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

     - Direct costs as a percentage of revenue decreased from 35.8% in 2005 to 34.1% in 2006. The decrease as a percent of revenue is due to a reduction in product costs as a result of the of the cost reduction initiatives implemented during the past six months.

     - Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the three-month period ending November 30, 2006 we amortized $1.4 million of prepublication costs, compared to $1.3 million in 2005.

MARKETING AND SELLING

Marketing and Selling expenses increased from $2.85 million for the three months ended November 30, 2005 (30.5% of revenue) to $3.09 million in 2006 (37.5% of revenue), an increase of 8.4%.

Marketing expense within this category increased $259,000 from 2005 to 2006 primarily due to mailing of 12 state specific catalogs for our Testing, Assessment and Instruction products. In 2005, we did not mail state specific catalogs but instead utilized state specific brochures. In addition, the non-state specific catalogs that were mailed in 2005 were expensed primarily during the period June to August 2005.

Selling expenses within this category decreased $21,000 from 2005 to 2006 but increased a percent of revenue from 22.5% in 2005 to 25.2% in 2006. The variance in absolute dollars is due to a $264,000 decrease in commission expense as a result of lower revenue, offset by an increase in selling salaries and related expenses as a result of the growth in our sales infrastructure. In addition, we have elected to participate in a state adoption for one of our major college publishers within our College Preparation niche. We incurred $82,000 of incremental expenses during the three-months ended November 30, 2006. Revenue related to this state adoption will not begin to be realized until the summer of 2007.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased from $1.3 million for the three months ended November 30, 2005 to $1.1 million, a decrease of 12.5%. The decrease in a result of the cost containment initiatives implemented during the past twelve months. Included in the 2006 expenses was $17,000 of FAS 123R stock option expense, compared to $0 in 2005.

INTEREST EXPENSE

Interest expense for the three-month period ended November 30, 2006 was $311,000, compared to $121,000 for the same period in 2005. The change is due to an increase in outstanding debt on a year over year basis and the recording of $76,000 of expense as a result of the mark to market interest rate adjustment related to our swap agreement on our term loan.

SIX MONTHS ENDED NOVEMBER 30, 2006 VS. SIX MONTHS ENDED NOVEMBER 30, 2005

                                                       Six Months Ended November 30,
                                                     ---------------------------------
(Amounts in Thousands)                                     2006              2005
                                                     ---------------   ---------------
Revenue
   Test Preparation, Assessment and Instruction      $13,681    58.0%  $13,808    59.2%
   College Preparation                                 9,905    42.0%    9,516    40.8%
                                                     -------   -----   -------   -----
Total Revenue                                         23,586   100.0%   23,324   100.0%
Cost of Revenue
   Direct Costs                                       10,566    44.8%   10,818    46.4%
   Prepublication Cost Amortization                    2,892    12.3%    2,430    10.4%
                                                     -------   -----   -------   -----
Total Cost Of Revenue                                 13,458    57.1%   13,248    56.8%
Selling, General and Administrative Expenses
   Marketing and Selling                               5,954    25.2%    5,430    23.3%
   General and Administrative                          2,417    10.2%    2,556    11.0%
                                                     -------   -----   -------   -----
Total Selling, General and Administrative Expenses     8,371    35.4%    7,986    34.3%
Operating Income                                       1,757     7.5%    2,090     8.9%
Other Expenses                                            20     0.1%        3     0.0%
Interest Expense                                         570     2.4%      245     1.1%
Income Tax Expense                                       467     2.0%      737     3.2%
                                                     -------   -----   -------   -----
Net Income                                           $   700     3.0%  $ 1,105     4.6%
                                                     =======   =====   =======   =====

REVENUE

Overview

Total revenue for the six-month period ended November 30, 2006 was $23.6 million, compared to $23.3 million during the same period in the prior year. Although revenue up a modest 1% on a year over year basis, our results outperformed the K-12 educational publishing industry, which recorded a 6% year over year decrease, according to the Association of American Publishers.

Test Preparation, Assessment, and Instruction

Revenue derived from this product group was $13.7 million for the six-months ended November 30, 2006 compared to $13.8 million for the same period in 2005. The decrease is primarily due to the billing of a large district order in 2005 in the amount of $542,000, which did not recur in 2006. In addition revenue from our remedial, multicultural and professional development materials decreased by $311,000 as we are not actively marketing these products. On a proforma basis, excluding these two items from 2005, revenue increased 5.6% on a year over year basis.

College Preparation

College Preparation product line revenue for the six-months ended November 30, 2006 was $9.9 million, compared to $9.5 million during the same period in 2005. Distribution revenue, which accounts for over 90% of the total revenue within this revenue group, was up 3% on a year over year basis. Proprietary revenue was $315,000, which represents an increase of over 85% on a year-over-year basis. We are continuing to invest in new proprietary product development and actively market our distribution products within that line as we continue to be optimistic about the opportunities for growth in this market niche.

COST OF REVENUE

Cost of Revenue for the six months ended November 30, 2006 was $13.5 million (57.1% of revenue) compared to $13.2 million (56.8% of revenue) during the same period in 2005.

Cost of Revenue consists of two components: direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

     - Direct costs as a percentage of revenue decreased from 46.4% in 2005 to 44.8% in 2006. The decrease as a percent of revenue is primarily in product costs as we have begun to realize the benefits of the cost reduction initiatives we implemented during the past six months.

     - Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the six-month period ending November 30, 2006 we amortized $2.9 million of prepublication costs, compared to $2.4 million in 2005.

MARKETING AND SELLING

Marketing and Selling expenses increased from $5.4 million for the six-months ended November 30, 2005 (23.3% of revenue) to $6.0 million in 2006 (25.2% of revenue), an increase of 9.7%.

Marketing expense within this category increased $163,000 from 2005 to 2006 primarily due to a $259,000 increase in catalog expense as a result of the mailing of 12 state specific catalogs for our Testing, Assessment and Instruction products. In 2005, we did not mail state specific catalogs but instead utilized state specific brochures. This was offset by a decrease in promotion and advertising expense, as a result of those new catalogs, and a decrease in training and product development consulting expenses.

Selling expenses within this category increased $361,000 from 2005 to 2006 and increased as percent of revenue from 17.3% in 2005 to 18.6% in 2006. The increase in absolute dollars is primarily due to $146,000 of incremental expenses associated with our participation in a state adoption for one of our major college publishers within our College Preparation niche. Revenue related to this adoption will not begin to be realized until the summer of 2007. In addition, salaries and related expenses increased as a result of the growth of our sales infrastructure.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased from $2.6 million for the six months ended November 30, 2005 to $2.4 million, a decrease of 5.4%. The decrease in a result of the cost containment initiatives implemented during the past twelve months. Included in the 2006 expenses was $45,000 of FAS 123R stock option expense, compared to $0 in 2005.

INTEREST EXPENSE

Interest expense for the six-month period ended November 30, 2006 was $570,000, compared to $245,000 for the same period in 2005. The change is due to an increase in outstanding debt on a year over year basis and the recording of $76,000 of expense as a result of the mark to market interest rate adjustment related to our swap agreement on our term loan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six-month period ending November 30, 2006 was $5.4 million. Cash was primarily provided by our net income, adjusted for non-cash items and increases in accounts payable, accrued expenses and income taxes payable, offset primarily by increases in inventory and prepaid expenses. Inventory, accounts payable and accrued expenses increased due to the cyclical nature of our business cycle.

Net cash used in investing activities was $4.0 million, consisting primarily of prepublication cost expenditures of $3.8 million. Prepublication expenditures for the six-months ended November 30, 2006 decreased $1.8 million and 32.6% for the same period in the prior year. The decrease in expenditures is primarily due to efficiencies realized within our production and editorial departments which allowed us to reduce the development costs on new and revised titles.

Net cash used in financing activities was $1.4 million, consisting primarily of net borrowings under our line of credit of $207,000, as well as by principal payments of long-term debt of $1.6 million.

We have a $12 million bank financing facility, which consists of a revolving line of credit and a term loan:

     - The revolving line of credit provides for advances up to $7.0 million and expires in May 2010. The interest rate on the revolving line of credit is in a range from LIBOR plus 1.75% to LIBOR plus 2.25%, with the exact interest rate based on the ratio of our Total Funded Debt to EBITDA. At November 30, 2006, $6.6 million was outstanding under this facility, and $.4 million was still available for borrowing.

     - The term loan is for $5.0 million and matures in May 2012. The loan is being amortized over 72 months beginning June 2006. In May 2006, we converted the variable interest rate on this loan to a fixed rate of 7.8%, by entering into a swap agreement. The change in the fair value of the interest rate swap will be recognized as interest expense during each reporting period.

In May 2006, we entered into a short-term bank loan in the amount of $1.0 million, which matured on October 31, 2006. The interest rate on this facility was prime. Payments were interest only with a balloon payment due at maturity. This loan was repaid prior to its maturity date.

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

The Company and the bank are currently discussing an amended credit facility, which, among other things, will provide for revised financial covenants. In connection with these discussions, the bank did not require the Company to test for compliance with the existing financial covenants for the quarter ended November 30, 2006. Although, management is confident that the agreement will be amended, there can be no assurance that such discussions will result in an amended agreement on terms acceptable to the company.

A summary of our contractual cash obligations at November 30, 2006, excluding the outstanding line of credit balances and the short-term bank loan (as described above), is as follows:

                                                            PAYMENTS DUE BY PERIOD
                                  ---------------------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS         TOTAL        2007         2008         2009         2010         2011
----------------------------      ----------   ----------   ----------   ----------   ----------   ----------
Term Loan
   (including interest portion)   $4,732,000   $  598,000   $1,131,000   $1,066,000   $1,001,000    $936,000
Capital Leases
   (including interest portion)      368,000      125,000      161,000       47,000       35,000          --
Operating Leases                   1,492,000      287,000      536,000      475,000      194,000          --
                                  ----------   ----------   ----------   ----------   ----------    --------
Total                             $6,592,000   $1,010,000   $1,828,000   $1,588,000   $1,230,000    $936,000
                                  ==========   ==========   ==========   ==========   ==========    ========

We use our cash and borrowing availability under our financing arrangements, together with cash generated from operations, to meet our cash needs. We are currently seeking additional borrowing capacity from our bank or other sources to meet anticipated peak cash requirements. We believe that such additional borrowing capacity together with our existing sources of cash will be sufficient to meet our anticipated cash needs for the balance of the fiscal year, and that we can defer or reduce our cash expenditures if we do not obtain such additional borrowing capacity when desired. This could have an adverse long-term effect on the Company's future operations. We intend to continue investing in prepublication costs for our proprietary products, using cash generated from operations, and borrowings under financing arrangements. As we develop more products, additional investments in inventory will be required.

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

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $233,000 at November 30, 2006 is believed to be adequate to cover inventory loss exposure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three-months ended November 30, 2006, we did not issue any securities without registration under the Securities Act of 1933

     The following table provides information about purchases made by us of our common stock for the three-months ended November 30, 2006.

                                                                    (c)                  (d)
                                                               Total Number      Maximum Number (or
                                                                 of Shares       Approximate Dollar
                                   (a)            (b)          Purchased as     Value of Shares that
                              Total Number   Average Price   Part of Publicly   May Yet Be Purchased
                                of Shares         Paid        Announced Plans      Under the Plans
Period                          Purchased      per Share        or Programs          or Programs
------                        ------------   -------------   ----------------   --------------------
September  1 - September 30      13,600          $3.80            13,600               83,768
October  1 - October 31              --            n/a                --               83,768
November 1 - November 30             --            n/a                --               83,768
                                 ------          -----            ------               ------
Total                            13,600          $3.80            13,600               83,768
                                 ======          =====            ======               ======

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

Dated: January 16, 2007                 PEOPLES EDUCATIONAL HOLDINGS, INC.


                                        By: /s/ Brian T. Beckwith
                                            ------------------------------------
                                            Brian T. Beckwith
                                            President and
                                            Chief Executive Officer