Form 10-Q
period 2007-02-28
PEOPLES EDUCATIONAL HOLDINGS
filed 2007-04-13
CIK 729156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2007

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,424,941 shares of Common Stock (par value $0.02 per share) outstanding on April 2, 2007.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1:  Financial Statements:

            Consolidated Balance Sheets as of February 28, 2007
               (Unaudited) and May 31, 2006..............................     3
            Unaudited Consolidated Statements of Operations for the Three
               and Nine Months Ended February 28, 2007 and 2006..........     4
            Unaudited Consolidated Statement of Changes in Stockholders
               Equity for the Nine Months Ended February 28, 2007........     5
            Unaudited Consolidated Statements of Cash Flows for the Nine
               Months Ended February 28, 2007 and 2006...................     6
            Condensed Notes to Consolidated Financial Statements
               (Unaudited)...............................................     7

   Item 2:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    12

   Item 3:  Quantitative and Qualitative Disclosures About Market Risk...    20

   Item 4:  Controls and Procedures......................................    20

PART II. OTHER INFORMATION

   Item 1:  Legal Proceedings............................................    21

   Item 1A: Risk Factors.................................................    21

   Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds..    21

   Item 3:  Defaults Upon Senior Securities..............................    21

   Item 4:  Submission of Matters to a Vote of Security Holders..........    21

   Item 5:  Other Information............................................    21

   Item 6:  Exhibits.....................................................    22

SIGNATURES...............................................................    23

EXHIBITS.................................................................    24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                        (UNAUDITED)        (AUDITED)
                                                     February 28, 2007   May 31, 2006
                                                     -----------------   ------------
ASSETS

Current Assets
Cash and Cash Equivalents                               $   186,910       $   749,792
Accounts Receivable Net of Allowances for
   Doubtful Accounts and Returns                          2,138,773         3,351,428
Inventory                                                 6,881,228         4,737,427
Prepaid Expenses and Other                                  551,676           315,080
Income Taxes Receivable                                          --           660,713
Deferred Income Taxes                                       655,000           746,955
                                                        -----------       -----------
      Total Current Assets                               10,413,587        10,561,395
Equipment - At Cost, Less Accumulated Depreciation
of $1,620,000 and $1,375,000, respectively                  744,645           829,456
                                                        -----------       -----------
Other Assets
Deferred Prepublication Costs, Net                       17,540,145        16,605,686
Deferred Income Taxes                                     1,307,000         1,054,965
Trademarks, Net                                             135,465           126,006
Deposits and Other                                          376,554           165,017
                                                        -----------       -----------
      Total Other Assets                                 19,359,164        17,951,674
                                                        -----------       -----------
Total Assets                                            $30,517,396       $29,342,525
                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations             $   186,622       $ 2,487,086
Accounts Payable                                          7,830,800         7,808,965
Accrued Compensation                                        313,537           645,705
Short Term Bank Loan                                             --         1,000,000
Other Accrued Expenses                                      305,944           287,448
Deferred Revenue                                            372,324           257,439
                                                        -----------       -----------
      Total Current Liabilities                           9,009,227        12,486,643
Long Term Obligations, Less Current Maturities           14,357,541         9,420,076
                                                        -----------       -----------
Total Liabilities                                        23,366,768        21,906,719
                                                        -----------       -----------
Commitments and Contingencies
Stockholders' Equity
Common Stock, $0.02 par value; authorized
   8,500,000 shares;
   Issued, 4,441,173 shares, as to both periods              88,823            88,823
Additional Paid In Capital                                7,864,217         7,786,885
Retained Earnings (Accumulated Deficit)                    (738,554)         (431,992)
Less Treasury stock, 16,232 shares and 1,650,
   respectively, at cost                                    (63,858)           (7,910)
                                                        -----------       -----------
Total Stockholders' Equity                                7,150,628         7,435,806
                                                        -----------       -----------
Total Liabilities and Stockholders' Equity              $30,517,396       $29,342,525
                                                        ===========       ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended          Nine Months Ended
                                                       February 28                February 28
                                               -------------------------   -------------------------
                                                   2007          2006          2007          2006
                                               -----------   -----------   -----------   -----------
Revenue, Net                                   $ 5,934,072   $ 6,012,886   $29,519,879   $29,337,093

Cost of Revenue
      Direct Costs                               1,994,499     2,228,046    12,560,769    13,046,793
      Prepublication Cost Amortization           1,497,652     1,842,162     4,389,688     4,271,812
      Product Line Restructuring Cost                   --     3,930,980            --     3,930,980
                                               -----------   -----------   -----------   -----------
      Total                                      3,492,151     8,001,188    16,950,457    21,249,585

Gross Profit (Loss)                              2,441,921    (1,988,302)   12,569,422     8,087,508

Selling, General and Administrative Expenses     3,852,712     3,602,881    12,223,834    11,589,123
                                               -----------   -----------   -----------   -----------
Income (Loss) from Operations                   (1,410,791)   (5,591,183)      345,588    (3,501,615)

Other Expenses, Net                                  2,536        55,200        22,236        58,513
Interest Expense                                   211,652       158,245       781,259       402,764
                                               -----------   -----------   -----------   -----------
Net Loss Before Income Taxes                    (1,624,979)   (5,804,628)     (457,907)   (3,962,892)

Income Tax Benefit                                (618,000)   (2,153,415)     (151,345)   (1,416,415)
                                               -----------   -----------   -----------   -----------
Net Loss                                       $(1,006,979)  $(3,651,213)  $  (306,562)  $(2,546,477)
                                               ===========   ===========   ===========   ===========

Net Loss per Common Share
   Basic                                       $     (0.23)  $     (0.83)  $     (0.07)  $     (0.58)
   Diluted                                     $     (0.23)  $     (0.83)  $     (0.07)  $     (0.58)

Weighted-average Number of Common Shares
   Outstanding
   Basic                                         4,424,941     4,418,031     4,430,575     4,386,309
   Diluted                                       4,424,941     4,418,031     4,430,575     4,386,309
                                               ===========   ===========   ===========   ===========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007

                                          Additional    Retained
                                 Common     Paid-In     Earnings    Treasury
                                 Stock      Capital    (Deficit)     Stock        Total
                                -------   ----------   ---------   ---------   ----------
Balance, May 31, 2006           $88,823   $7,786,885   $(431,992)   $ (7,910)  $7,435,806
Stock-Based Compensation             --       77,332          --          --       77,332
Purchase of Treasury Stock           --           --          --     (55,948)     (55,948)
Net Loss                             --           --    (306,562)         --     (306,562)
                                -------   ----------   ---------    --------   ----------
Balance, at February 28, 2007   $88,823   $7,864,217   $(738,554)   $(63,858)  $7,150,628
                                =======   ==========   =========    ========   ==========

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Nine Months Ended
                                                  February 28,
                                           -------------------------
                                               2007          2006
                                           -----------   -----------
Cash Flows From Operating Activities
Net Loss                                   $  (306,562)  $(2,546,477)
Adjustments to Reconcile Net Loss to Net
   Cash Provided by Operating Activities
   Depreciation                                244,310       248,066
   Amortization of Prepublication
      Costs and Intangible Assets            4,406,576     4,273,947
   Product Line Restructuring Costs                 --     3,930,980
   Deferred Income Taxes                      (160,080)   (1,308,000)
   Stock-Based Compensation                     77,332        26,336
Changes in Assets and Liabilities
   Accounts Receivable                       1,212,655     1,473,212
   Inventory                                (2,143,801)   (1,937,593)
   Prepaid Expense and Other                  (236,596)     (412,439)
   Deposits and Other                         (211,537)       (8,693)
   Accounts Payable and Accrued
      Expenses                                (298,586)   (1,794,598)
   Deferred Revenue                            114,885       210,107
   Income Taxes Payable or Refundable          667,462       539,380
                                           -----------   -----------
      Net Cash Provided by Operating
         Activities                          3,366,058     2,694,228
                                           -----------   -----------

Cash Flows From Investing Activities
   Purchases of Equipment                     (159,499)     (172,007)
   Expenditures for Intangibles                (26,347)      (35,702)
   Expenditures for Prepublication
      Costs                                 (5,324,147)   (8,377,178)
                                           -----------   -----------
      Net Cash Used in Investing
         Activities                         (5,509,993)   (8,584,887)
                                           -----------   -----------

Cash Flows From Financing Activities
   Net Borrowings Under Line of
      Credit                                (2,164,089)    3,245,643
   Net Proceeds from the Sale of
      Common Stock                                  --     2,877,095
   Purchase of Treasury Stock                  (55,948)       (5,984)
   Proceeds from the Exercise of
      Stock Options                                 --        65,250
   Principal Payments on Short Term
      Bank Loan                             (1,000,000)           --
   Net Borrowings on Long Term Debt          4,801,090      (272,802)
                                           -----------   -----------
      Net Cash Provided by Financing
         Activities                          1,581,053     5,909,202
                                           -----------   -----------

      Net Increase (Decrease) in Cash
         and Cash Equivalents                 (562,882)       18,543

Cash and Cash Equivalents
   Beginning of Period                         749,792       963,227
                                           -----------   -----------
   End of Period                           $   186,910   $   981,770
                                           ===========   ===========

Supplemental Cash Flow Information
   Cash Payments for:
      Interest                             $   736,823   $   402,764
                                           ===========   ===========

PEOPLES EDUCATIONAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Basis of Presentation

Nature of business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), formerly known as The Peoples Publishing Group, Inc. publishes and markets its own supplementary educational textbooks and materials for the K -12 school market. The materials are predominantly state-specific and standards-based, focused on state-required tests. PE distributes other publisher's college textbooks and supplements to the high school Advanced Placement market. In addition, PE also publishes its own proprietary supplemental material for Advanced Placement market. Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the Company.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended February 28, 2007, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. In connection with our change in year end as discussed in Note 10 we filed a Transition Report on form 10-Q for the period ended May 31, 2006.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.

NOTE 2 - Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns as of February 28, 2007 and May 31, 2006, were $460,000 and $453,000, respectively. These allowances are recorded as a reduction of accounts receivable and revenue and are determined based on the Company's historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription-based revenue from the Measuring Up e-Path pro rata over the life of the agreement.

NOTE 3 - Basic and Diluted Per Share Amounts

Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

NOTE 4- Deferred Prepublication Costs

Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs and the balances as of February 28, 2007 and 2006 are as follows:

                                       Three Months Ended          Nine Months Ended
                                           February 28                February 28
                                   -------------------------   -------------------------
                                       2007          2006          2007          2006
                                   -----------   -----------   -----------   -----------
Balances, Beginning                $17,517,701   $17,813,098   $16,605,686   $14,600,780
   Prepublication Cost Additions     1,520,096     2,735,210     5,324,147     8,377,178
   Amortization Expense             (1,497,652)   (1,842,162)   (4,389,688)   (4,271,812)
   Product Line Restructuring               --    (3,594,511)           --    (3,594,511)
                                   -----------   -----------   -----------   -----------
Balances, Ending                   $17,540,145   $15,111,635   $17,540,145   $15,111,635
                                   ===========   ===========   ===========   ===========

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

For the remainder of fiscal 2007   $ 1,323,000
For the year ended May 31, 2008      6,010,000
For the year ended May 31, 2009      4,721,000
For the year ended May 31, 2010      2,709,000
For the year ended May 31, 2011      1,706,000
Thereafter                           1,071,000

Future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.

NOTE 5 - Finite Life Intangibles

Finite life intangibles include costs incurred for patents and trademarks. Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances as of February 28, 2007 and 2006 are as follows:

                          Three Months Ended    Nine Months Ended
                              February 28          February 28
                         -------------------   -------------------
                           2007       2006       2007       2006
                         --------   --------   --------   --------
Balances, Beginning      $136,161   $103,085   $126,006   $ 75,358
  Additions                 2,610      6,797     26,347     35,702
  Amortization Expense     (3,306)      (957)   (16,888)    (2,135)
                         --------   --------   --------   --------
Balances, Ending         $135,465   $108,925   $135,465   $108,925
                         ========   ========   ========   ========

The estimated future amortization expense related to these intangibles is expected to range from approximately $4,000 to $8,000 in each of the next five years.

NOTE 6 - Financing Arrangements

On February 15, 2007, the Company entered into a new $20 million credit agreement with Sovereign Bank to refinance its previous bank credit agreement with Manufacturers and Traders Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

     - The revolving line of credit provides for advances up to $10.0 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA. At February 28, 2007, $4.3 million was outstanding under this facility, and $5.7 million was still available for borrowing.

     - The term loan is for $10.0 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company's common stock.

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

Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company's 2006 condensed consolidated financial statements reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the nine month period ended February 28, 2007 was approximately $77,000 before income taxes.

Prior to the adoption of SFAS 123R, the Company accounted for stock options issued under its plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company's condensed consolidated statement of operations, prior to the period ended December 31, 2005.

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

The following table represents stock option activity for the nine months ended February 28, 2007:

                                                                     WEIGHTED
                                                    WEIGHTED         AVERAGE
                                     NUMBER OF       AVERAGE        REMAINING
                                       SHARES    EXERCISE PRICE   CONTRACT LIFE
                                     ---------   --------------   --------------
Outstanding options at 5/31/06        826,036         $3.31
Granted                                40,000         $4.18
Canceled                              (10,000)        $6.00
                                      -------
Outstanding options at 2/28/07        856,036         $3.44          4.39 Yrs.
                                      =======
Outstanding exercisable at 2/28/07    801,236         $3.37          4.29 Yrs.
                                      =======

The weighted average fair value at date of grant for options granted was estimated using the Black-Scholes option-pricing model. Assumptions used by the Company related to the nine months ended February 28, 2007 were an expected dividend yield rate of 0%, an expected stock price volatility of 43%, a risk free interest rate of 4.3% to 6.3%, and an expected life of the options of five years. Shares available for future stock grants to employees and directors under existing plans were 55,975 at February 28, 2007. At February 28, 2007, the aggregate intrinsic value of options outstanding was $201,000, and the aggregate intrinsic value of options exercisable was $200,000. No options were exercised during the nine months ended February 28, 2007.

The following table summarizes our non-vested stock option activity for the period ended February 28, 2007:

                                     NUMBER OF SHARES
                                     ----------------
Nonvested stock options at 5/31/06        190,492
Vested                                   (165,692)
Canceled                                  (10,000)
Granted                                    40,000
                                         --------
Nonvested stock options at 2/28/07         54,800
                                         ========

At February 28, 2007, there was approximately $72,000 of unrecognized compensation cost related to share-based payments, which are expected to be recognized over a weighted-average period of five years.

NOTE 8 - Income Taxes

Income tax expense for the nine months ended February 28, 2007 and 2006 was computed using an estimated combined federal and state tax rate of approximately 40%.

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

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes-- an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

NOTE 10 - Fiscal Year End Change

The Company has changed its fiscal year end from December 31 to May 31. This more closely aligns the Company's financial year-end with its revenue cycle and its customers' purchasing cycle. This change was effective May 31, 2006.

NOTE 11 - Related-Party Transactions

Mr. Casabonne, one of the Company's directors, is a principal in Casabonne Associates and was a principal until October 1, 2006 in Marketing Works. The table below summarizes payments made to Casabonne Associates and Marketing Works for the three and nine-month periods ended February 28, 2007 and 2006.

                         Three Months        Nine Months
                             Ended              Ended
                           February 28       February 28
                       ----------------   -----------------
                        2007      2006      2007      2006
                       ------   -------   -------   -------
Casabonne Associates   $   --   $ 9,700   $19,000   $36,000
Marketing Works         4,000    12,000    36,000    31,000
                       ------   -------   -------   -------
Total Payments         $4,000   $21,700   $55,000   $67,000
                       ======   =======   =======   =======

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

     - Measuring Up e-Path(TM), a web-based assessment product developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. Measuring Up e-Path(TM) delivers a detailed prescriptive instructional path for individual students tied into our instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child's strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path(TM) for remediation. The assessment data can be aggregated using NCLB-compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.

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

COLLEGE PREPARATION PRODUCT GROUP

          - We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. In addition to these distributed products, we also publish our own proprietary products for the college preparation market. The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses. Distribution revenue consists of direct billings to customers, as well as commissions earned on sales generated by our marketing efforts though billed directly by the college publishers. Such sales, for which the commission rate varies, include purchases by schools through online bookstores and sales derived as a result of purchases made through state adoption contracts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2007 VS. THREE MONTHS ENDED FEBRUARY 28, 2006

                                                      Three Months Ended February 28,
                                                     ---------------------------------
(Amounts in Thousands)                                     2007              2006
                                                     ---------------   ---------------
Revenue
   Test Preparation, Assessment and Instruction      $ 5,149    86.8%  $ 5,188    86.3%
   College Preparation                                   785    13.2%      825    13.7%
                                                     -------   -----   -------   -----
Total Revenue                                          5,934   100.0%    6,013   100.0%

Cost of Revenue
   Direct Costs                                        1,994    33.6%    2,228    37.1%
   Prepublication Cost Amortization                    1,498    25.2%    1,842    30.6%
   Product Line Restructuring                             --     0.0%    3,931    65.4%
                                                     -------   -----   -------   -----
Total Cost Of Revenue                                  3,492    58.8%    8,001   133.1%

Gross Profit (Loss)                                    2,442    41.2%   (1,988)  -33.1%

Selling, General and Administrative Expenses
   Marketing and Selling                               2,697    45.4%    2,402    39.9%
   General and Administrative                          1,156    19.5%    1,201    19.9%
                                                     -------   -----   -------   -----
Total Selling, General and Administrative Expenses     3,853    64.9%    3,603    59.8%

Operating Loss                                        (1,411)  -23.7%   (5,591)  -92.9%

Other Expenses                                             2     0.0%       55     0.9%
Interest Expense                                         212     3.6%      158     2.6%
                                                     -------   -----   -------   -----
Net Loss Before Taxes                                 (1,625)  -27.3%   (5,804)  -96.4%

Income Tax Benefit                                      (618)  -10.4%   (2,153)  -35.8%
                                                     -------   -----   -------   -----
Net Loss                                             $(1,007)  -16.9%  $(3,651)  -60.6%
                                                     =======   =====   =======   =====

REVENUE

Overview

Total revenue for the three month period ended February 28, 2007 was $5.9 million, compared to $6.0 million during the same period in the prior year. Although revenue was down 1% on a year over year basis, our results outperformed the K-12 educational publishing industry during this time frame, which recorded a 9% year over year decrease, according to the Association of American Publishers.

Test Preparation, Assessment, and Instruction

Revenue derived from this product group was $5.1 million for the three months ended February 28, 2007 compared to $5.2 million for the same period in the prior year. Test Preparation and Assessment revenue within this group decreased 4% on a year-over-year basis. Focused Instruction revenue grew 59% on a year over year basis as we continue to actively market and develop new titles for this product line. Our remedial, multicultural and professional development materials decreased $56,000 or 45%, as we are not actively marketing these products any longer.

College Preparation

College Preparation product line revenue for the three-months ended February 28, 2007 was 5% below the prior year. Distribution revenue, which accounts for over 90% of the total revenue within this line, was down 7% primarily due to timing of receipt of orders from customers as year to date nine-month revenue is up 2%. Proprietary revenue for the quarter was $43,000, an increase of over 59% on a year over year basis. We are continuing to invest in new proprietary product development and actively market our distribution products within that line as we continue to be optimistic about the opportunities for growth in this market niche.

COST OF REVENUE

Cost of Revenue for the three months ended February 28, 2007 was $3.5 million (58.8% of revenue) compared to $8.0 million (133.1% of revenue) during the same period in the prior year. In fiscal 2006, we made a strategic decision to eliminate certain product offerings, which performed below management's expectation. This decision led to restructuring charges of $3.9 million, including a $3.6 million write down of deferred prepublication costs and a $0.3 million write-down of inventory related to the product offerings which were discontinued or adjusted to the lower of cost or market. On a proforma basis excluding the product line restructuring cost, Cost of Revenue for the three months ended February 28, 2006 would have been $4.1 million or 67.7% of revenue.

Cost of Revenue generally consists of two components: direct costs and prepublication cost amortization. In addition, in fiscal 2006 it also included the Product Line Restructuring Charge as discussed above. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

          - Direct costs as a percentage of revenue decreased from 37.1% in fiscal 2006 to 33.6% in fiscal 2007. The decrease as a percent of revenue is primarily due to a reduction in product costs which is the result of the cost reduction initiatives implemented during the past nine months.

          - Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the three month period ending February 28, 2007 we amortized $1.5 million of prepublication costs, compared to $1.8 million during the same period in the prior year.

MARKETING AND SELLING

Marketing and Selling expenses increased from $2.4 million for the three months ended February 28, 2006 (40% of revenue) to $2.7 million in fiscal 2007 (45% of revenue), an increase of 12%.

Marketing expense within this category increased $436,000 from fiscal 2006 to fiscal 2007 primarily due to a $265,000 increase in catalog expense as a result of the mailing of 13 state specific catalogs for our Testing, Assessment and Instruction products. In fiscal 2006, we did not mail state specific catalogs but instead utilized state specific brochures. In addition, promotional expense increased $134,000 compared to the prior year due to new programs and products introduced in fiscal 2007.

Selling expenses within this category decreased $140,000. The variance in absolute dollars is due to a $149,000 decrease in commission expense as a result of lower revenue, offset by an increase in selling salaries and related expenses as a result of the growth in our sales infrastructure. In addition, we have elected to participate in a state adoption for one of our major college publishers within our College Preparation niche. We incurred $93,000 of incremental expenses during the three months ended February 28, 2007. Revenue related to this state adoption will not begin to be realized until the summer of 2007.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 3.7% for the three months ended February 28, 2007 compared to the same period in the prior year. Included in the fiscal 2007 expense was $33,000 of FAS 123R stock option expense, compared to $26,000 in fiscal 2006.

INTEREST EXPENSE

Interest expense for the three month period ended February 28, 2007 was $212,000, compared to $158,000 for the same period in fiscal 2006. The change is due to an increase in outstanding debt on a year over year basis.

NINE MONTHS ENDED FEBRUARY 28, 2007 VS. NINE MONTHS ENDED FEBRUARY 28, 2006

                                                       Nine Months Ended February 28,
                                                     ---------------------------------
(Amounts in Thousands)                                     2007              2006
                                                     ---------------   ---------------
Revenue
   Test Preparation, Assessment and Instruction      $18,827    63.8%  $18,995    64.7%
   College Preparation                                10,693    36.2%   10,342    35.3%
                                                     -------   -----   -------   -----
Total Revenue                                         29,520   100.0%   29,337   100.0%

Cost of Revenue
   Direct Costs                                       12,561    42.6%   13,047    44.5%
   Prepublication Cost Amortization                    4,390    14.9%    4,272    14.6%
      Product Line Restructuring                          --     0.0%    3,931    13.4%
                                                     -------   -----   -------   -----
Total Cost Of Revenue                                 16,951    57.5%   21,250    72.5%

Gross Profit                                          12,569    42.5%    8,087    27.5%

Selling, General and Administrative Expenses
   Marketing and Selling                               8,651    29.3%    7,831    26.7%
   General and Administrative                          3,573    12.1%    3,758    12.8%
                                                     -------   -----   -------   -----
Total Selling, General and Administrative Expenses    12,224    41.4%   11,589    39.5%

Operating Income (Loss)                                  345     1.1%   (3,502)  -12.0%

Other Expenses                                            22     0.1%       58     0.2%
Interest Expense                                         781     2.6%      403     1.4%
                                                     -------   -----   -------   -----
Net Loss Before Taxes                                   (458)   -1.6%   (3,963)  -13.6%

Income Tax Benefit                                      (151)   -0.5%   (1,416)   -4.8%
                                                     -------   -----   -------   -----
Net Loss                                             $  (307)   -1.1%  $(2,547)   -8.8%
                                                     =======   =====   =======   =====

REVENUE

Overview

Total revenue for the nine-month period ended February 28, 2007 was $29.5 million, compared to $29.3 million during the same period in the prior year. Although revenue was up a modest 1% on a year over year basis, our results outperformed the K-12 educational publishing industry, which recorded a 7% year over year decrease, according to the Association of American Publishers.

Test Preparation, Assessment, and Instruction

Revenue from this product group was $18.8 million for the nine months ended February 28, 2007 compared to $19.0 million in the prior year. Test Preparation and Assessment revenue within the group decreased 1% on a year-over-year basis primarily due a large, $542,000 district sale in the prior year, which did not reoccur in the current year. Excluding this non-recurring sale, revenue increased 2% on a year over year basis. Focused Instruction revenue increased 28% from the prior year as we continue to actively market and develop new titles for this product line. In addition revenue from our remedial, multicultural and professional development materials decreased by $358,000 or 52%, as we are not actively marketing these products.

College Preparation

College Preparation product line revenue for the nine months ended February 28, 2007 was $10.7 million, an increase of 3.4% from the same period in the prior year. Distribution revenue, which accounts for over 90% of the total revenue within this revenue group, was up 2% on a year over year basis. Proprietary revenue was $361,000, which represents an increase of over 84% on a year over year basis. We are continuing to invest in new proprietary product development and actively market our distribution products within this line as we continue to be optimistic about the opportunities for growth in this market niche.

COST OF REVENUE

Cost of Revenue for the nine months ended February 28, 2007 was $17.0 million (57.5% of revenue) compared to $21.2 million (72.5% of revenue) during the same period in fiscal 2006. Excluding the $3.9 million Product Line Restructuring Charge (as discussed in the results of operations for the three months ended February 28) the proforma Cost of Revenue for the nine months ended February 28, 2006 would have been $17.3 million or 59.1% of revenue.

Cost of Revenue generally consists of two components: direct costs and prepublication cost amortization. In addition, in fiscal 2006 it also included the Product Line Restructuring Charge. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

          - Direct costs as a percentage of revenue decreased from 44.5% in fiscal 2006 to 42.6% in fiscal 2007. The decrease as a percent of revenue is primarily in product costs as we have begun to realize the benefits of the cost reduction initiatives we implemented during the past nine months.

          - Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the nine month period ending February 28, 2007 we amortized $4.4 million of prepublication costs, compared to $4.3 million in 2006.

MARKETING AND SELLING

Marketing and Selling expenses increased from $7.8 million for the nine months ended February 28, 2006 (26.7% of revenue) to $8.7 million in fiscal 2007 (29.3% of revenue), an increase of 10.5%.

Marketing expense within this category increased $599,000 primarily due to a $523,000 increase in catalog expense as a result of the two mailings of 13 state specific catalogs for our Testing, Assessment and Instruction products. In fiscal 2006, we did not mail state specific catalogs but instead utilized state specific brochures.

Selling expenses within this category increased $221,000 and increased as percent of revenue from 20.0% in fiscal 2006 to 20.6% in fiscal 2007. The increase in absolute dollars is primarily due to $239,000 of incremental expenses associated with our participation in a state adoption for one of our major college publishers within our College Preparation niche. Revenue related to this adoption will not begin to be realized until the summer of 2007. In addition, salaries and related expenses increased as a result of the growth of our sales infrastructure.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased from $3.8 million to $3.6 million, a decrease of 4.9%. The decrease in a result of the cost containment initiatives implemented during the past twelve months. Included in the fiscal 2007 expense was $77,000 of FAS 123R stock option expense, compared to $26,000 in fiscal 2006.

INTEREST EXPENSE

Interest Expense for fiscal 2007 was $781,000 compared to $403,000 in fiscal 2006. The fluctuation is due to an increase in the average debt outstanding on a year over year basis and the recording of $57,000 of interest expense related to the termination of our previous term loan in conjunction with our new bank facility.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine-month period ending February 28, 2007 was $3.4 million. Cash was primarily provided by our profitability before depreciation and amortization, as well as a decrease in accounts receivable and accounts payable offset by an increase in inventory. Accounts receivable and accounts payable decreased, while inventory increased, due to the cyclical nature of the Company's revenue cycle.

Net cash used in investing activities was $5.5 million, consisting primarily of prepublication cost expenditures of $5.3 million. Prepublication expenditures for the nine-months ended February 28, 2007 decreased $3.1 million and 36.4% for the same period in the prior year. The decrease in expenditures is primarily due to efficiencies realized within our production and editorial departments which allowed us to reduce the development costs on new and revised titles.

Net cash provided by financing activities was $1.6 million, consisting primarily of net borrowings under our new bank agreement.

On February 15, 2007, the Company entered into a new $20 million credit agreement with Sovereign Bank to refinance its previous bank credit agreement with Manufacturers and Traders Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

     - The revolving line of credit provides for advances up to $10.0 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company's Total Funded Debt to EBITDA. At February 28, 2007, $4.3 million was outstanding under this facility, and $5.7 million was still available for borrowing.

     - The term loan is for $10.0 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to

EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company's common stock.

A summary of our contractual cash obligations at February 28, 2007, excluding the outstanding line of credit balance (as described above), is as follows:

CONTRACTUAL CASH OBLIGATIONS          TOTAL       2007        2008         2009         2010         2011
----------------------------      -----------   --------   ----------   ----------   ----------   ----------
Term Loan
   (including interest portion)   $ 9,138,000   $180,000   $1,558,000   $2,618,000   $2,467,000   $2,315,000
Capital Leases
   (including interest portion)       302,000     60,000      160,000       47,000       35,000           --
Operating Leases                    1,349,000    144,000      536,000      475,000      194,000           --
                                  -----------   --------   ----------   ----------   ----------   ----------
Total                             $10,789,000   $384,000   $2,254,000   $3,140,000   $2,696,000   $2,315,000
                                  ===========   ========   ==========   ==========   ==========   ==========

We use our cash and borrowing availability under our financing arrangements, together with cash generated from operations, to meet our cash needs. We believe that our borrowing capacity together with our existing sources of cash will be sufficient to meet our anticipated cash needs for the balance of the fiscal year. We intend to continue investing in prepublication costs for our proprietary products, using cash generated from operations, and borrowings under financing arrangements. As we develop more products, additional investments in inventory will be required.

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

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $348,000 at February 28, 2007 is believed to be adequate to cover inventory loss exposure.

STOCK-BASED COMPENSATION

We adopted the provisions of SFAS 123R, Share-Based Payment, on January 1, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of income the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, estimated forfeitures, expected dividends to be paid and the risk-free interest rate expected during the option term. We have reviewed each of these assumptions carefully and have determined our best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected performance of our stock. An increase in the volatility of our stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to future earnings and cash flow exposures from changes in interest rates as a significant portion of the Company's debt is at variable rates. Based on average floating rate borrowing of $12.7 million, a one percent change in the applicable rate would have caused the Company's interest expense for the quarter to change by approximately $32,000. The Company's management believes that these amounts are not material to the Company's operations.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the first quarter of calendar year 2005, we began implementation of our project to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. We have engaged a third party consulting firm to assist us in this effort. We are currently in the documentation phase of the project. We are currently not required to comply with
Section 404 until the end of our fiscal year 2008. Management has not identified any deficiencies in internal control that would constitute a material weakness. There have not been significant changes in our internal control over financial reporting as a result of our documentation efforts. However, as we move into the remediation phase of the project we expect that there may be changes to our internal control structure in order to comply with Section 404.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     There has not been a material change to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three-months ended February 28, 2007, we did not issue any securities without registration under the Securities Act of 1933

     On October 5, 2005, we announced that our Board of Directors had approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. At February 28, 2007, 83,768 shares remained that could be purchased under the plan or programs. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     In May 2006, the Company changed the name of its wholly owned subsidiary The Peoples Publishing Group, Inc. to Peoples Education, Inc.

ITEM 6. EXHIBITS

     Exhibit 10.1 Loan Agreement dated February 15, 2007, by and between Peoples Educational Holdings, Inc. and Sovereign Bank [filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 15, 2007 and incorporated herein by reference].

     Exhibit 10.2 $10 million Revolving Credit Promissory Note dated February 15, 2007 payable by Peoples Educational Holdings, Inc. to Sovereign Bank [filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 15, 2007 and incorporated herein by reference].

     Exhibit 10.3 $10 million Term Promissory Note dated February 15, 2007 payable by Peoples Educational Holdings, Inc. to Sovereign Bank [filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 15, 2007 and incorporated herein by reference].

     Exhibit 10.4 Security Agreement dated February 15, 2007, by and between Peoples Educational Holdings, Inc., Peoples Education, Inc. and Sovereign Bank [filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 15, 2007 and incorporated herein by reference].

     Exhibit 10.5 Guaranty and Suretyship Agreement dated February 15, 2007, by Peoples Educational Holdings, Inc. and Peoples Education, Inc. in favor of Sovereign Bank [filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 15, 2007 and incorporated herein by reference].

     Exhibit 10.6 Pledge of Stock Agreement dated February 15, 2007, by Peoples Educational Holdings, Inc. in favor of Sovereign Bank [filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 15, 2007 and incorporated herein by reference].

     Exhibit 10.7 Amendment to Employment Agreement between Peoples Education, Inc. (f/k/a The Peoples Publishing Group, Inc.) and James J. Peoples, dated September 17, 2006 [filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 17, 2006 and incorporated herein by reference].

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

Dated: April 13, 2007                  PEOPLES EDUCATIONAL HOLDINGS, INC.


                                       By: /s/ Brian T. Beckwith
                                           ------------------------------------
                                           Brian T. Beckwith
                                           President and Chief Executive Officer