Form 10-K
period 2007-05-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2007-08-17
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 000-50916
PEOPLES EDUCATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1368898
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

299 Market Street, Saddle Brook, NJ	07663
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (201) 712-0090
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.02 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average of the bid and asked price of such common equity, as of November 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,948,265.
The number of shares outstanding of the issuer’s common stock on July 27, 2007 was 4,424,941.
Documents incorporated by reference: Portions of the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed within 120 days of the end of fiscal year 2007, are incorporated into Part III (Items 10, 11, 12, 13 and 14) hereof by reference.

PART I
EXPLANATORY NOTE REGARDING CHANGE IN FISCAL YEAR
The Company changed its fiscal year-end from December 31 to May 31, effective May 31, 2006. Any reference to 2005 or 2004 refers to the twelve months ended December 31 of that year. References to 2006 refer to the five-month period ended May 31, 2006, and references to 2007 refer to the twelve months ended May 31, 2007.
ITEM 1. BUSINESS
OVERVIEW AND COMPANY HISTORY
Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), formerly known as The Peoples Publishing Group, Inc., publishes and markets its own supplementary educational textbooks and materials for K –12 school market. The materials are predominantly state-specific and standards-based, focused on state-required tests. PE publishes its own proprietary, and distributes for other publishers, college textbooks and supplements to the high school Advanced Placement market. Marketing channels include company and independent sales representatives, telemarketing, direct mail, and catalogs. Throughout this document PE and PEH will be collectively referred to as “we”, “our” and “the Company”.
PE was founded in 1989 by James J. Peoples, the current Chairman of the Board, and by Diane M. Miller, the current Executive Vice President and Chief Creative Officer. It began operations in 1990 with the acquisition of a small supplementary product line. Effective November 1, 1998, PE merged into a subsidiary of PEH. As a result of the merger, PE became a wholly owned subsidiary of PEH. All of the PEH’s operations are currently conducted through PE. In November 2001, PEH reincorporated in Delaware. Effective June 1, 2005, the common stock of PEH was approved for quotation and trading on the NASDAQ Capital Market under the symbol PEDH.
The Company develops and sells its own proprietary products and distributes other publishers’ products. Our products are organized into two product groups, one designated as Test Preparation, Assessment, and Instruction, and the other as College Preparation. The Test Preparation, Assessment, and Instruction materials are almost exclusively proprietary products, while the College Preparation materials are mainly distributed products accompanied by a growing number of proprietary titles.
Test Preparation, Assessment, and Instruction Product Group
•	Test Preparation and Assessment: We create and sell state-customized, print and electronic, test preparation and assessment materials that help teachers prepare students for success in school and for required state proficiency tests, grades 2-12.

•	Instruction: We produce and sell proprietary state-customized print worktexts and print and web-based delivered assessments, for Grades 2-8. These products provide students with in-depth instruction and practice in reading, language arts, and mathematics. In addition, our backlist remedial and multicultural products are included in this group.
College Preparation Product Group
•	We distribute and publish instructional materials that meet the required academic standards for high schools honors, college preparation, and Advanced Placement courses. We are the exclusive high school distributor for two major college publishers. We also publish our own proprietary college preparation supplements and ancillary materials. These products do not compete with the products that we distribute for the two major college publishers.
The Company is located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is (201) 712-0090. The website is www.peopleseducation.com. The contents of our website are not part of, or incorporated into this report.

INDUSTRY BACKGROUND
School Enrollment
The National Center for Education Statistics (“NCES”) forecasts record public school enrollment through 2014. The fall 2007 public school enrollment is expected to be 48.6 million students, and a small but steady annual growth is projected every year through 2014, when elementary and secondary enrollments are expected to increase to 50.0 million students. NCES has estimated 2006 K-12 private school enrollment at 6.4 million students. Private school enrollments are projected to reach 6.7 million students by 2014. Rising immigration and the baby boom echo that began in the mid-1970s, and peaked in 1990, are boosting school enrollments. As school enrollments grow, the unit sales of instructional materials will also increase.
Educational Funding
The relationship between state and local school funding has been shifting over the last 30 years, with local funding decreasing to 37.2% and state funding rising to 45.5%. Federal funds for schools have grown to 8.2% and “other” funding accounts for the balance. (National Center for Education Statistics, 2006)
After two years of unprecedented, nearly zero growth, state general fund expenditures increased 3.0% and 6.5% in fiscal years 2004 and 2005, respectively. In fiscal year 2006, state general fund expenditures increased 7.9%. Most states reported healthy fiscal conditions in 2007, with expenditures projected to grow 5.1%. States remain under pressure to restore funding to programs they were forced to cut during the downturn, and to meet the demands of Medicare, pensions, and increased education expenditures.
(Fiscal Survey of States, National Association of State Budget Officers, June 2006, 2005)
Congress is currently holding hearings in preparation for the reauthorization of No Child Left Behind (NCLB), but the timing of the reauthorization is uncertain. In the end, the political process will determine if the reauthorization will take place before or after the 2008 election. Although the timing of the reauthorization may be uncertain, the bill has strong support and is expected to be reauthorized. It is unclear how Congress will revise NCLB, but it is clear that the concept of student and teacher accountability and testing has become part of the fabric of the American education system.
No Child Left Behind
NCLB is a historic piece of legislation and an important revenue source for supplemental material providers. After Congressional delays, The Department of Education fiscal 2007 budget was finally completed in February 2007 when Congress passed an education budget. The Fiscal 2007 budget is essentially an extension of the Fiscal 2006 budget with flat funding. Although the No Child Left Behind funding has increased 40% from the initial 2001 funding of $17.3 billion, the major increases came in 2002-2004 followed by essentially flat NCLB funding in 2005-2007. Many critics of NCLB are lobbying for increased funding when Congress takes on the NCLB reauthorization.
The 2005 through 2006 school year marked the first year that all states were required to have reading and mathematics tests each year in grade 3 through 8, and once during the span of grades 10 through 12. In the 2007 through 2008 school year, all states must test twice in science for grades 3 through 8, and once between grades 10 through 12. NCLB legislation has enveloped every public school in the country. State-specific, standards-based products and assessment tools created and sold by the Company play an important role in providing the instruction students need to succeed in school and on the state tests.
Supplementary Materials Market
We operate in the $3.7 billion supplementary materials market, which is a subset of the larger instructional materials markets. All of our products are considered supplementary materials. In 2004 and 2005, industry supplemental revenue increased 3.0% and 7.9% respectively. In 2006, the Association of American Publishers (AAP) member companies reported a 7.1% revenue decline in supplemental revenue. School publishing industry expert Peter Appert, of Goldman Sachs and Co., confirmed the AAP market softness with his estimate of a 2006 5.0% downturn. Publishers and analysts attributed the decline to the pressure associated with increased public school costs coupled with the uncertainty created by the delay in the approval of the Education Department budget. In this uncertain environment, many school budget administrators have pulled back on spending and postponed purchasing instructional materials.

We believe that the supplemental school market will continue to be strong. Growing enrollments, improved state finances, state accountability, increased international competition, and strong public and business support are all expected to contribute to growth in this market.
Test Preparation, Assessment, and Instruction
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
Like our Test Preparation products, our Assessment products are also customized for each state. The Assessment materials are available in both print and electronic form. Diagnostic Practice Tests assess student proficiency and help teachers provide tailored instruction and practice for individuals and groups. Our online benchmarking/diagnostic system creates formative assessments for student diagnosis and practice, and provides NCLB compliant student subgroup reports for classrooms, schools, and school districts.
Our Focused Instruction materials are also customized to meet specific state standards. Test preparation has a valuable place in the school, but student instruction is considerably more than just test preparation. Our Focused Instruction products are state-specific, standards-based materials that are used by teachers to deliver explicit, in-depth instruction in the skills and strategies essential to student proficiency in reading comprehension, critical reading, mathematics problem solving, and vocabulary development. Online tests support Focused Instruction materials, providing both formative assessment and targeted assessment.
The accountability pressure NCLB placed on schools to make Adequate Yearly Progress (AYP) has created a public window into our schools that is unprecedented. Aligning standards with classroom instruction and holding schools accountable has been permanently imprinted in our schools. The accountability pressure will continue to fuel the market demand for supplemental test preparation, assessment, and instruction materials like those produced and sold by the Company. A recent survey of the K-12 test preparation market by Education Market Research reported that 90% of the respondents use test preparation materials, and that virtually all respondents maintain that these products improve student test scores. We believe that state-specific test preparation, assessment, and instruction materials are among the fastest growing niches in the supplementary market. As such, schools and school districts are expected to aggressively purchase these materials.
College Preparation Market
College Preparation materials, which are largely supplemental materials, are used in high school Advanced Placement (AP), honors, and college preparation courses. Several factors support optimistic funding predictions for the growth of college preparation instructional materials, including competitive college entrance requirements, and strong annual growth in the number of students taking the AP examinations. According to the College Board, the total number of AP test takers increased 10% from 2005 to 2006, rising from 2.1 million to 2.3 million. In 2005, students from 15,380 secondary schools took AP examinations. These schools offer, on average, eight different AP courses from which their students can choose. The College Board offers AP exams in 34 content areas. High scores on the AP examination add to a school’s prestige and recognition as a quality school. Most colleges and universities in the United States, as well as in 30 countries, recognize AP examination results in the admission process as a sign of a student’s ability to succeed in rigorous curricula. As the College Preparation market has grown, it has become increasingly competitive. We have met the competition by increasing marketing, adding inside and outside sales representatives, and by utilizing sales and market data to guide our business decisions.
PRODUCTS
We develop and sell proprietary products, including worktexts, assessment materials, and web-based products. In addition, we also distribute other publishers’ products. We operate as one business segment, and prior to the fourth quarter of 2005, with four major product groupings. During the fourth quarter of 2005, we re-organized our product lines groupings from four to two. Prior periods have been restated to conform to the current presentation.

Test Preparation, Assessment, and Instruction
Test Preparation and Assessment
We create and sell print and web-based materials targeted to grades 2-12, to help students prepare for state proficiency tests. The Measuring Up® Test Preparation and Assessment print products are sold in twelve states. Measuring Up® is positioned as standards-based, state-customized instruction and classroom assessment, designed to be an integral part of a school’s instructional program throughout the school year.
Measuring Up e-Path® (E-Path) our web-based assessment product, developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. E-Path delivers a detailed prescriptive instructional path for individual students, tied into our rapidly expanding instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child’s strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path® for remediation. The assessment data can be aggregated, using NCLB compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.
Instruction
During the fourth quarter of 2004 we launched our Focused Instruction product offering. These materials provide standards–based, state-specific supplemental instruction in particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Instruction and Test Preparation and Assessment products, so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial and multicultural texts and related materials, but we are not investing in new development for these products.
Professional Development
In late 2005, we made the strategic decision to discontinue product development and promotion of this product line and focus on our core and fast growing Test Preparation, Assessment, and Instruction product group. Professional Development revenue accounted for less than 1% of our revenue for 2007, 2006, 2005 and 2004. Professional Development revenue is included in the Test Preparation, Assessment, and Instruction product grouping.
Our Test Preparation, Assessment, and Instruction products are primarily proprietary, and management believes this niche will continue to be our fastest growth area in the future. The Test Preparation, Assessment, and Instruction market is highly competitive, and we expect our competitors to pursue similar development and expansion efforts.
Revenue from the Test Preparation, Assessment, and Instruction product group, as a percentage of total revenue, was as follows:

12 Months Ended May 31, 2007	67%
5 Months Ended May 31, 2006	82%
12 Months Ended December 31, 2005	66%
12 Months Ended December 31, 2004	66%
For the five months ended May 31, 2006, Test Preparation, Assessment, and Instruction revenue represented 82% of the total revenue for the period. This higher percentage, as compared to the other periods disclosed, is due to the seasonality of our products. The five-month period ended May 31, 2006 did not include the heavy revenue periods (June to September) for our College Preparation products.

College Preparation
We have exclusive sales and marketing agreements with two major college publishers who do not have school divisions to sell their books into the high school market. The distribution agreements cover all sales made to the K–12 market, including each publisher’s college products and certain trade and professional products. We have entered into additional exclusive and semi-exclusive distribution agreements with other publishers. We also develop our own proprietary college preparation supplements and ancillary materials. The first of these products was published in the third quarter of 2004. These products will not compete with any existing publisher agreements and will be crafted as supplements to help students with their college preparation studies.
The loss of either major college publisher agreement would have a material adverse effect on our revenue and net income. One of the agreements has been in place for 17 years and expires in December 2012. The other agreement has been in place for 11 years and expires in September 2008.
Revenue from the College Preparation product group, as a percentage of total revenue, was as follows:

12 Months Ended May 31, 2007	33%
5 Months Ended May 31, 2006	18%
12 Months Ended December 31, 2005	34%
12 Months Ended December 31, 2004	34%
For the five months ended May 31, 2006, College Preparation revenue represented 18% of the total revenue for the period. This lower percentage, as compared to the other periods disclosed, is due to the seasonality of these products. The five-month period ended May 31, 2006 did not include the heavy revenue periods (June to September) for our College Preparation products.
PRODUCT DEVELOPMENT
We combine our internal product development resources with outside freelance talent to develop and design our proprietary products in a cost-effective manner. We utilize a variety of authors, writers, editors, and development houses to develop products.
Our editorial department has the responsibility for maintaining editorial quality, schedules, and budgets. Product development is carried out by a combination of in-house staff and contracted personnel with tight in-house control. We maintain an in-house system of computer-based technology that makes it possible to complete nearly the entire production cycle in-house, resulting in digitized material.
Once conceived, a product proposal is circulated to the management group for input. Depending on their input and additional market research, the proposal will go forward or be terminated. A pro forma financial statement is prepared to aid in determining if the new title is desirable for publication. We believe we have excellent relationships with our authors, including many well-known names in the education field.
All printing is contracted to outside vendors by competitive bidding. All printers utilized by us are located in the United States. We do not rely on the services of any one printer.
Our products require varying periods of development time, depending on the complexity of the graphics and design, and the writing and editing process. Most of our multi-book programs can be developed in a period that ranges from six to twelve months. We believe that our use of outside authors, illustrators, and freelancers for writing, editing, creating art, designing, and copy editing allows us to produce the budgeted number of books per year with a relatively small staff, and allows the flexibility we need to continue to produce and expand our product lines and to quickly enter market niches with new product lines.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Product Development.”

CUSTOMER BASE
No customer during the past five years has represented more than 10% of total revenue in any one year.
SALES, MARKETING, AND DISTRIBUTION
Overview
We conduct our sales activities through inside and outside sales groups (both salaried and independent), direct mail, conventions, and workshops. We believe this system is well suited to the supplementary educational materials market. As we continue to grow, our sales and marketing infrastructure will expand along with increases in the numbers of inside and outside sales representatives and managers. We have also increased marketing spending for teacher workshops and staff development, sample books, exhibits, direct mail, and Web initiatives.
Integrated Catalog/Inside and Outside Sales Model
In the 2006-2007 school year, approximately 480,000 copies of thirty-six catalogs and approximately fifty various promotional and direct mail pieces reached our various market niches that included both proprietary and distributed products. Catalogs and other direct mail pieces are mailed to internally maintained house lists and other appropriate contact individuals at K-12 school and district sites throughout the United States.
Website
Our website (located at www.peopleseducation.com) is primarily used as a sales and marketing tool that offers product information. The site also includes additional resources for teachers, including state-specific links, sample lessons and research information.
Sales Representatives
We utilize the services of outside independent sales representatives, outside salaried field representatives, and inside sales representatives to sell our products. We plan to continue using this sales organization structure in the future.
Warehouse and Distribution
We outsource warehousing and distribution/shipping services to two separate third party warehouse and distribution companies. One is located in Brooklyn, NY and the other is in Wayne, NJ. These companies warehouse and ship all products within the Test Preparation, Assessment, and Instruction product group and the proprietary products from the College Preparation product group. Orders for nonproprietary College Preparation materials are billed by us and drop shipped by the college publishers to our customers. We operate and maintain our own internal data processing system; however, the services that the warehouse and distribution companies provide are significant to our operations.
COMPETITION
The top five print-based supplementary publishers account for approximately 55% of the reported supplemental sales. These publishers produce a wide variety of print products, including workbooks, magazines, and library/trade books (non-textbooks) used in schools. The leading supplemental publishers are McGraw-Hill, School Specialty, Scholastic, Harcourt Achieve, and Pearson Learning. There are also numerous other companies and divisions of the large companies not noted above that are competitors of ours. These publishers include Triumph Learning, Buckledown, Options Publishing, and Great Source. In addition, we compete with major college publishers who sell their textbooks and other products in the high school Advanced Placement market. Many of our competitors are well established, significantly larger, and have substantially greater financial and marketing resources than the Company.
PROTECTION OF PROPRIETARY RIGHTS
All of our books have been copyrighted in the United States with United States rights, most in the name of The Peoples Publishing Group or Peoples Education. A few titles are copyrighted by the author, and we have secured unlimited exclusive rights to sell and update these titles. Therefore, we own the exclusive rights to exploit the copyright in the marketplace. On books created in-house, we have registered United States rights for all markets, including first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights, and rights to any means yet to be developed for transmitting information in any form. We believe we have adequately protected our copyrights, but the loss of copyrights or failure of copyright protection could have a material adverse effect on the Company.
EMPLOYEES
As of May 31, 2007, we had approximately 136 employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company are as follows:

Name and Age	Age	Position
James J. Peoples	70	Co-founder, Chairman, and Senior Advisor
Brian T. Beckwith	51	President and Chief Executive Officer
Diane M. Miller	55	Co-founder, Executive Vice President and Chief Creative Officer
Michael L. DeMarco	43	Executive Vice President and Chief Financial Officer
James J. Peoples is the co-founder, Chairman, and a Senior Advisor to the Company. Effective December 2001, Mr. Peoples resigned as CEO and President of the Company and remains Chairman of the Board. He has 41 years of experience in schoolbook publishing, including positions in sales, sales management, corporate staff assignments, and general management. Prior to forming PPG, Mr. Peoples was President of the Prentice Hall School Group for seven years and served three years as Group President of the $350 million Simon and Schuster Educational Group. Mr. Peoples is a graduate of Oregon State University.
Brian T. Beckwith has been the President and Chief Executive Officer of the Company since December 2001. Mr. Beckwith has over 25 years of publishing industry experience, including positions in market research, consumer marketing, operations, business development, and general management. Prior to joining the Company, he was a principal in Beckwith & Associates, a publishing advisory firm specializing in start-ups, acquisitions, and Internet business development. From 1998 to 2000, he was President and Chief Operating Officer of Grolier, Inc., a $450 million publisher and direct marketer of children’s books and other educational products. From 1991 to 1997, Mr. Beckwith served in various senior management positions with K-III (Primedia) including President and Chief Executive Officer of the Special Interest Magazine Group. Mr. Beckwith has also held management positions with Murdoch Magazines, CBS Magazines, and Ziff-Davis Publishing. He holds a B.A. summa cum laude from New England College and an M.B.A. from Fordham University’s Graduate School of Business.
Diane M. Miller is a co-founder of the Company. She has been Executive Vice President of the Company since 1989, and Chief Creative Officer since 2005. Her educational publishing experience encompasses general management, product development, strategic planning, market research, writing, curriculum development, editorial, marketing, production, and professional development. Prior to forming PPG, Ms. Miller was publisher of Globe Books, a remedial, supplementary education publisher owned by Simon and Schuster. Prior to joining Globe Books, she was Senior Editor of Reading for Harcourt Brace Jovanovich. Ms. Miller has classroom and research experience, as well, and is a graduate with honors of Centre College of Kentucky.
Michael L. DeMarco has been Chief Financial Officer of the Company since May 2002 and Executive Vice President since June 2007, and previously served as Vice-President of Finance and Operations of the Company from May 1999 to April 2002. Mr. DeMarco has over 20 years of experience in finance and accounting. Prior to joining the Company, Mr. DeMarco was Controller for Health Tech, a health care products company. He was also a Controller for Omnitech Corporate Solutions, a computer integration and software development company. Mr. DeMarco also spent four years as an auditor with the public accounting firm of Ernst and Young. Mr. DeMarco is a graduate of Pace University in New York and is a Certified Public Accountant.

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
The market for supplemental educational materials has been significantly impacted by the revised Elementary and Secondary Education Act, also known as the “No Child Left Behind Act” which was enacted in 2002. A substantial portion of our revenue growth since 2002 is attributable to the sale of proprietary materials that we developed based on standards adopted by states in response to this legislation. The NCLB and its implementation have been criticized by representatives of states and schools; including complaints that federal funding is not sufficient to carry out all aspects of the NCLB. If the legislation is repealed, found to be unconstitutional, or is amended in a manner that results in reduced state participation; our revenue and profitability would be materially adversely affected.
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
Our revenue and profitability fluctuate significantly during the fiscal year as a result of many factors, including the capital and operating spending patterns of our customers, the size, timing, and product mix of orders, and the amount and timing of our investment in developing and introducing additional proprietary products. We sell our products directly to public and private schools and school districts. Our revenue is affected by both the financial condition and the management decisions of our customers and general economic conditions. These seasonal fluctuations in our quarterly results may negatively affect our stock price.
Loss of either of our exclusive distributorship contracts with major college publishers could have a material adverse effect on our business or operating results.
We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. The exclusive distribution agreements cover each publisher’s college products, and certain trade and professional products. The expiration or the termination of either of these agreements by the publisher, or the inability of either publisher to continue doing business, could have a material adverse effect on our revenue and net income. One of the agreements will expire in December 2012 and the other agreement will expire in September 2008. If we are unable to successfully renew our exclusive distributorship contracts with similar terms, we may experience a material adverse effect on our business and operating results.

Misuse, misappropriation, or other loss of our proprietary rights could have a material adverse effect on our results of operations.
Our success depends in part on our intellectual property rights in the products that we develop. We rely primarily on a combination of registered and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We have a federal trademark registration for many of our trademarks including Measuring Up®, Measuring Up e-Path®, and Personal Prescriptive Path®. We have applied for numerous other federal trademark registrations. We have not applied for trademark registration at the state level, but have instead relied on our federal registration and state common law rights to protect our proprietary information. In addition, we own or license all copyrights in our proprietary educational materials. Although we believe we have adequately protected our copyrights, defending or enforcing our intellectual property rights could result in substantial costs and a diversion of management’s attention and resources, which could materially affect our business, financial condition, cash flows or results of operations. The loss of our copyrights or failure of copyright protection could have a material adverse effect on our results of operations.
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
The loss of one or more of our executive officers or other key personnel could inhibit the development of our business and, accordingly, harm our business and operating results. Qualified personnel are in great demand in our industry. Successful execution of our business strategy depends on our ability to continue to develop and produce high quality proprietary supplemental educational materials. Our future success depends in large part on the continued service of our key editorial, operations, marketing and sales personnel and on our ability to continue to attract, motivate and retain highly qualified employees. Our key employees may terminate their employment with us at any time, subject to, in most cases, non-competition and non-solicitation covenants for a period of one year after termination of employment. There is competition within the industry for such employees and the process of locating key technical and management personnel with suitable skills may be difficult.
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
We may encounter difficulties responding to technological changes, which could delay our introduction of products and services or affect sales of our existing products and services. The supplemental educational materials industry is characterized by rapid technological change and obsolescence, frequent product introduction, and evolving standards. Our future success will depend, to a significant extent, on our ability to enhance our existing products, develop and introduce new products, satisfy an expanded range of customer needs and achieve market acceptance. We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position.
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
Currently, our largest stockholder beneficially owns approximately 42.6% of our outstanding shares of common stock. Our officers and directors beneficially own, in the aggregate, approximately 66.3% of our common stock, including any options they may hold that are exercisable within 60 days. Because of such concentration of ownership, our management and our largest stockholder will be able to significantly affect our affairs, including the election of the Board of Directors.
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
The trading price of our common stock may become volatile and could decline.
The market price for our common stock may become volatile and may decline in the future for a variety of reasons, including:
•	variations in our revenue and profitability;

•	variations in quarterly operating results due to seasonal fluctuations in our business;

•	changes in earnings estimates by analysts;

•	announcements of new contracts or product offerings by us or our competitors;

•	disputes or other developments concerning proprietary rights;

•	departures of key personnel;

•	adverse legislative changes; or

•	announcements by us, or our competitors, of acquisitions, strategic partnerships, joint ventures or capital commitments.

In particular, the realization of any of the risks described in these “Risk Factors” could have a dramatic and materially adverse impact on the market price of our common stock. In addition, the stock market and the Nasdaq Stock Market in particular have experienced significant price and volume fluctuations. These fluctuations may continue to occur and disproportionately impact our stock price. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which could materially affect our business, financial condition, cash flows or results of operations.
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
Provisions of our certificate of incorporation and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval with terms to be determined by our board of directors. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock and potentially prevent the payment of a premium to stockholders in an acquisition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
NOT APPLICABLE.
ITEM 2. PROPERTIES
We do not own any real property. We primarily conduct our operations out of our Saddle Brook, New Jersey facility. We lease approximately 25,800 square feet of office space at this location at a current rental of approximately $471,000 per year. This lease expires in October 2009.
We lease approximately 4,300 square feet of office space in Austin Texas at a current rental of $71,000 per year, escalating to $80,000 per year. This lease expires February 2010.
We lease 1,008 square feet of office space in Columbus, Ohio at a current rental of $13,000 per year. This lease expires in November 2009.
Based on present plans, we believe that our current facilities will be adequate to meet our anticipated needs for at least the next year.
ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Our common stock has been quoted for trading on the NASDAQ Capital Market under the symbol “PEDH” since June 1, 2005, and was quoted for trading on the OTC Bulletin Board from September 10, 2004 through May 31, 2005. Prior to September 10, 2004, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the available high and low closing bid quotations for the common stock by quarter for the twelve month periods ended May 31, 2007 and December 31, 2005 and the five month period ended May 31, 2006.5, as reported by the NASDAQ Capital Market. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended		Five Months Ended		Year Ended
	May 31, 2007		May 31, 2006		December 31, 2005
Quarter	High	Low	High	Low	High	Low
1st	$4.25	$3.65	$5.68	$4.77	$6.50	$5.75
2nd	$5.00	$3.37	$4.79	$3.93	$9.30	$6.45
3rd	$4.90	$3.35	n/a	n/a	$8.50	$4.80
4th	$3.69	$2.20	n/a	n/a	$5.70	$4.11
On July 27, 2007, the last reported bid price of our common stock on NASDAQ Capital Market was $3.50 per share.
Record Holders
There were approximately 392 beneficial holders of our common stock as of July 27, 2007.
Dividends
We have not paid dividends on our common stock and do not presently plan to pay dividends on our common stock for the foreseeable future. We plan to retain all net earnings, if any, to fund the development of our business. Our Board of Directors has sole discretion over the declaration and payment of future dividends, subject to the availability of sufficient funds to pay dividends. Any future dividends will depend upon our profitability, financial condition, cash requirements, future prospects, general business condition, the terms of our debt agreements which currently restrict the payment of dividends and other factors our Board of Directors believes are relevant.
Stock Performance Graph
The following graph provides a comparison of the cumulative total return on the Company’s common stock for the period from August 26, 2004 (the date on which the Company’s common stock was first registered under Section 12 of the Securities Exchange Act, as amended) to May 31, 2007, with the cumulative total return for (i) the Nasdaq Stock Market (U.S. Companies) Index (the “Nasdaq Index”) and (ii) a peer group selected by the Company that consists of companies that provide various educational services. The peer group is comprised of Plato Learning, Inc. (TUTR), Princeton Review, Inc. (REVU), Renaissance Learning, Inc. (RLRN), Scholastic Corporation (SCHL) and Scientific Learning Corp. (SCIL) (the “Peer Index”). Total return values were calculated based on cumulative total return assuming the investment, on August 26, 2004, of $100 in each of the Company’s common stock, the Nasdaq Index and the Peer Index and are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

COMPARISON OF CUMULATIVE TOTAL RETURN

	8/26/2004	12/31/2004	5/31/2005	12/30/2005	5/31/2006	12/30/2006	5/31/2007
Peoples Educational Holdings, Inc.	$100.00	$208.34	$233.67	$175.00	$132.67	$155.00	$108.34
Nasdaq Stock Market (U.S. Companies)	$100.00	$118.12	$112.64	$120.63	$119.29	$132.53	$142.73
Peer Index	$100.00	$103.72	$105.71	$89.42	$79.21	$98.02	$85.24

The information contained in this Item 5 of this Annual Report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
Issuer Purchases of Equity Securities
The following table provides information about purchases made by us of our common stock in the fourth quarter ended May 31, 2007.

			Total Number	Maximum Number (or
			of Shares	Approximate Dollar
			Purchased as	Value) of Shares that
	Total Number	Average	Part of Publicly	May Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
3/1/07 to 3/31/07	—		—	83,768
4/1/07 to 4/30/07	—		—	83,768
5/1/07 to 5/31/07	—		—	83,768

Total	—	N/A	—	83,768

On October 5, 2005, we announced that our Board of Directors had approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

ITEM 6. SELECTED FINANCIAL DATA
You should read the selected financial data presented below in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected financial data presented below under the heading “Statements of Operations Data” for the years ended May 31, 2007, December 31, 2005, 2004 and the five months ended May 31, 2006 and the selected financial data presented below under the heading “Balance Sheet Data” as of May 31, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected financial data presented below under the heading “Statements of Operations Data” for the years ended December 31, 2003 and the selected financial data presented below under the heading “Balance Sheet Data” as of December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements that are not included in this report. The “Statements of Operations Data” for the five-month period ended May 31, 2005 has not been audited and is included for management discussion and analysis purposes. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See the “Notes to Consolidated Financial Statements” for a description of the method used to compute basic and diluted net income (loss) per share applicable to the holders of our common stock.
(In Thousands, Except EPS)
Statements of Operations Data:

	12 Months	5 Months
	Ended	Ended	Ended	12 Months Ended
	5/31/07	5/31/06	5/31/05	12/31/05	12/31/04	12/31/03
Net Revenue	$38,702	$11,736	$10,203	$35,454	$32,487	$27,815

Cost of Revenue
Direct Costs	15,905	4,090	4087	15,628	13,964	13,050
Prepublication Cost Amortization	5,955	2,174	1703	5,219	3,338	2,245
Product Line Restructuring Charge	—	—	—	3,931	—	—

Total	21,860	6,264	5,790	24,778	17,302	15,295

Gross Profit	$16,842	$5,472	$4,413	$10,676	$15,185	$12,520

Selling, General and Administrative Expenses	16,161	6,620	6,061	15,229	12,785	10,441

Income (Loss) from Operations	681	(1,148)	(1,648)	(4,553)	2,400	2,079

Interest Expense	1,129	320	123	411	90	110
Other Expenses, Net	43	30	4	46	22	8

Net Income (Loss) Before Income Taxes	(491)	(1,498)	(1,775)	(5,010)	2,288	1,961

Federal and State Income Tax Expense (Benefit)	(215)	(544)	(710)	(1,854)	878	743

Net Income (Loss)	$(276)	$(954)	$(1,065)	$(3,156)	$1,410	$1,218

Net Income (Loss) per Common Share
Basic	$(0.06)	$(0.21)	$(0.28)	$(0.76)	$0.37	$0.35
Diluted	$(0.06)	$(0.21)	$(0.28)	$(0.76)	$0.34	$0.34

Weighted-average Number of Common Shares Outstanding
Basic	4,429	4,438	3,809	4,138	3,809	3,520
Diluted	4,429	4,438	3,809	4,138	4,209	3,621

(In Thousands)

	May 31,		December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working Capital (deficit)	$3,018	$(2,778)	$(1,197)	$(623)	$(392)
Total Assets	31,751	29,343	24,372	17,146	11,532
Long-term obligations	16,405	9,420	6,587	3,408	198
Stockholders Equity	7,192	7,436	8,266	8,551	7,141
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward–Looking Statements
This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Peoples Educational Holdings, Inc. (the “Company”), its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and our ability to respond thereto, (5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) ability to retain qualified personnel, (8) ability to retain our distribution agreements with our major college publishers in the College Preparation market, (9) the sufficiency of our copyright protection, and (10) ability to continue to rely on the services of third party warehouses, and other factors as discussed elsewhere in this report or in our other filings with the SEC. The potential investors and shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Annual Report, for the reasons, among others, discussed in the Section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this Annual Report and other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
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
Revenue Recognition
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns are recorded at the time of revenue recognition, if the right of return exists, as a reduction of accounts receivable and are determined based on our historical returns experience, which is monitored on a monthly and annual basis. We recognize our subscription based revenue from Measuring Up e-Path® prorata over the life of the agreement.
Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. On May 31, 2007 and 2006 , we had a valuation allowance against this asset of $106,000 and $100,000 respectively. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.

Allowance for Doubtful Accounts
We provide credit to our customers on a customer-by-customer basis. We review the accounts receivable aging on a monthly basis along with historical loss experience to estimate our allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 at both May 31, 2007 and 2006 is believed to be adequate for any exposure to loss.
Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by us. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserves of approximately $269,000 and $219,000 at May 31, 2007 and 2006 are believed to be adequate to cover inventory loss exposure.
Stock-Based Compensation
We adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment on January 1, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock. An increase in the volatility of our stock price or an increase in the average period before exercise will increase the amount of compensation expense on new awards. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in compensation expense and an increase in the risk-free interest rate will increase compensation expense. We believe the assumptions used in computing our compensation expense for the periods ended May 31, 2007 and 2006, respectively, are appropriate.
Income Taxes
The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. The Company records a valuation allowance to reduce the carrying value of its net deferred tax asset to the amount that is more likely than not to be realized based on management’s estimates of future levels of taxable income. In the event the Company were to determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance.
Twelve Months Ended May 31, 2007 vs. Twelve Months Ended December 31, 2005
NET REVENUE
(In Thousands)

	12 Months Ended
	5/31/2007	12/31/2005	Variance	Variance %
Test Preparation, Assessment and Instruction	$25,980	$23,520	$2,460	10.5%
College Preparation	12,722	11,934	788	6.6%

Total Net Revenue	$38,702	$35,454	$3,248	9.2%

Test Preparation, Assessment, and Instruction
Revenue for this product group was $26.0 million for 12 months ended May 31, 2007 (2007), an increase of $2.5 million and 10.5% as compared to the 12 months ended December 31, 2005 (2005).

This increase was primarily related to growth within our Focused Instruction products, which increased over 133% in 2007 compared to 2005. The increase is a result of increased market penetration of existing products and the introduction of two new product offerings. Testing and Assessment products revenue within this group increased 5% primarily due to increased market penetration and new products within the twelve states in which we offer products. Revenue from our remedial, multicultural, and professional development materials decreased 54% or $462,000 as we are not actively marketing these products any longer.
College Preparation
Revenue for this product group was up $0.8 million or 6.6% for 2007 compared to 2005. Distribution revenue, which accounts for over 95% of the total revenue within this group, was up 4.4% primarily due to increased commissions related to state adoptions opportunities and increased penetration in the private and parochial school markets. Revenue from our proprietary products increased 125% in 2007 compared to 2005 due to increased market penetration and new product offerings. We are continuing to invest in new proprietary product development and actively market our distribution products within that line as we continue to be optimistic about the opportunities for growth in this market niche.
COST OF REVENUE
Cost of revenue for 2007 was $21.9 million (56.4% of revenue) compared to $24.8 million (69.9% of revenue) during 2005. In 2005, we made a strategic decision to eliminate certain product offerings, which performed below management’s expectation. This decision led to restructuring charges of $3.9 million, including a $3.6 million write down of deferred prepublication costs and a $0.3 million write-down of inventory related to the product offerings which were discontinued or adjusted to the lower of cost or market. On a proforma basis excluding the product line restructuring cost, cost of revenue for 2005 would have been $20.8 million or 58.8% of revenue.
Cost of revenue generally consists of two components: direct costs and prepublication cost amortization. In addition, in 2005 it also included the product line restructuring charge as discussed above.
Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products. Direct costs as a percentage of revenue decreased from 44.1% in 2005 to 41.1% in 2007. The decrease as a percent of revenue is a result of the cost reduction initiatives implemented subsequent to December 31, 2005. The reduction consisted primarily of reduced printing costs associated with our proprietary products.
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For 2007, we amortized $5.9 million of prepublication costs, compared to $5.2 million in 2005. The increase is due to an increase in deferred prepublication costs as we continue to invest in new product development.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
(In Thousands)

	12 Months Ended
	5/31/2007	12/31/2005	Variance	Variance %
Selling, General and Administrative	$16,161	$15,229	$932	6.1%
Selling, general and administrative (SG&A) expenses were $16.2 million for 2007, an increase of $0.9 million from 2005. As a percentage of revenue, SG&A expenses decreased from 43.0% in 2005 to 41.8% in 2007.
The selling and marketing expense portion of the SG&A expense was $11.4 million in 2007 compared to $10.5 million in 2005. As a percentage of revenue the expense has remained relatively consistent at 29.5% in 2007 compared to 29.7% in 2005.

The general and administrative expense portion of the SG&A expense was $4.8 million in 2007 compared to $4.7 million in 2005. The increase is primarily related to FAS 123R stock option expense of $88,000 in 2007 compared to $0 in 2005.
INTEREST EXPENSE
Interest expense for 2007 was $1.1 million compared to $411,000 in 2005. Increase is due primarily to larger debt outstanding. At May 31, 2007 we had $17.0 million of outstanding debt compared to $7.4 million outstanding at December 31, 2005. The increase in outstanding debt is due to product development expenditures on new and existing products.
INCOME TAX BENEFIT
For the twelve months ended May 31, 2007, the effective tax rate was 43.8%, compared to 37.0% at December 31, 2005. The effective tax rate fluctuation is due to a 1.4% higher state tax rate as of May 31, 2007 and temporary and permanent tax differences in book versus taxable income (loss).
Five Months Ended May 31, 2006 vs. Five Months Ended May 31, 2005 (Unaudited)
NET REVENUE
(In Thousands)

	Five Months Ended
	May 31,
		(Unaudited)
	2006	2005	Variance	Variance %
Test Preparation, Assessment, and Instruction	$9,615	$8,020	$1,595	19.9%
College Preparation	2,121	2,183	(62)	-2.8%

Total	$11,736	$10,203	$1,533	15.0%

Test Preparation, Assessment, and Instruction
Revenue from the Test Preparation, Assessment, and Instruction product group increased from $8.0 million for the five-month period ending May 31, 2005 to $9.6 million for the same period in 2006, an increase of 19.9%. Test preparation revenue increased 12.3% for the five-month period in 2006 compared to 2005. This increase is primarily due to increased market penetration and growth in states, which we recently entered with additional products. Instruction revenue increased 108.6% from 2005 to 2006. Instruction revenue increased as a result of the continuing rollout of product into existing markets.
College Preparation
Revenue for the College Preparation product line for the five-month period in 2006 was $2.1 million compared to $2.2 for the same period in 2005, representing a decrease of 2.8%. Revenue from the two major college publishers was 4.6% below the prior year. However, the largest revenue months for these products are June to September and therefore the decrease for the five-month period is not necessarily indicative of the results to be expected for a 12-month period. Revenue from our proprietary products, increased 28.9% from 2005 to 2006 and the revenue from our new distribution agreements increased 20.8% from 2005 to 2006. We are continuing to invest in new proprietary product development and actively market our distribution products within that line as we continue to be optimistic about the opportunities for growth in this market niche.
COST OF REVENUE
Cost of revenue for the five-month period ending May 31, 2006 was $6.3 million (53.4% of revenue) compared to $5.8 million (56.7% of revenue) during the same period in 2005. Cost of revenue consists of two components, direct costs and prepublication cost amortization.
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
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
(In Thousands)

	Five Months Ended
	May, 31
		(Unaudited)
	2006	2005	Variance	Variance %
Selling, General and Administrative	$6,620	$6,061	$559	9.2%
Marketing expenses within this expense category decreased $268,000 for the five-month period ending May 31, 2006 compared to the same period in 2005. Marketing costs also decreased as a percent of revenue from 16.5% in 2005 to 12.0% in 2006. During the five-month period in 2005, we incurred significant expenses related to new product line launches, which did not recur in 2006.
Selling expenses within this category increased $552,000 from 2005 to 2006 and increased as a percent of revenue from 25.4% to 26.8%. Salary and related expenses increased $292,000 and increased as a percent of revenue from 10.3% of revenue to 11.4% as a result of our continued investment in our sales infrastructure. Third-party commission expense increased $190,000 from 2005 to 2006 due to increased revenue. Travel expense increased $84,000 primarily due to the continued rollout of our new instruction product into additional markets.
General and administrative expenses within this category increased by $275,000, due to an increase in general corporate overhead and FAS 123R stock option expense of $53,000.
INTEREST EXPENSE
Interest expense for 2006 was $320,000 compared to $123,000 in 2005. The primary reason for the increase is due to larger debt outstanding. At May 31, 2006 we had $12.9 million of outstanding debt compared to $8.7 million outstanding at May 31, 2005. The increase in outstanding debt is due to product development expenditures on new and existing products.
INCOME TAX BENEFIT
For the five months ended May 31, 2006 and 2005, the effective tax rate was 36.3% and 40.0% respectively. The fluctuation in the effective rates is primarily temporary and permanent tax differences in book versus taxable income (loss).
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
NET REVENUE
(In Thousands)

	2005	2004	Variance	Variance %
Test Preparation, Assessment and Instruction	$23,520	$21,422	$2,098	9.8%
College Preparation	11,934	11,065	869	7.9%

Total Net Revenue	$35,454	$32,487	$2,967	9.1%

Net revenue increased 9.1% from 2004 to 2005. Test Preparation, Assessment and Instruction product group revenue increased 9.8% and College Preparation increased 7.9%, as reflected in the above table.

Test Preparation, Assessment and Instruction
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
COST OF REVENUE
Cost of revenue for 2005 was $24.8 million (69.9% of revenue) compared to $17.3 million (53.3% of revenue) in 2004. The increase is a direct result of the $3.9 million of product line restructuring charges. On a pro-forma basis excluding the one-time restructuring charge, cost of revenue would have been $20.8 million (58.8% of revenue) in 2005.
Cost of revenue consists of two components, direct costs and amortization of prepublication costs for proprietary products. In addition in 2005 we incurred a one-time product line restructuring charge.
During 2005 the Company made a strategic decision to eliminate certain product offerings, which performed below management’s expectation. This decision led to restructuring charges of $3.9 million, including a $3.6 million write down of deferred prepublication costs and a $0.3 million write-down of inventory, related to the product offerings which were discontinued or adjusted to the lower of cost or market.
Direct costs consist of (1) product cost, which includes paper, printing and binding for proprietary products and product purchases for distributed products, (2) author royalties on proprietary products, and (3) warehousing and shipping costs for all products.
Product cost increased from $11.3 million or 34.7% of revenue in 2004 to $13.0 million or 36.6% of revenue in 2005. The fluctuation in dollars is due to increased revenue. The fluctuation as a percent of revenue is primarily due to product mix and new product launches. The product cost of the focused instruction products is higher than that of test preparation and assessment products. In addition, for new product launches we historically print lower quantities for those products than we do for established titles, thereby increasing the product cost in the short-term. Royalty expense decreased from 1.5% to 0.9% of revenue primarily due to revenue mix between royalty based and non-royalty based products. Warehouse and delivery expense decreased from 6.7% of revenue to 6.4% of revenue primarily due to overall cost containment.
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed over a three or five year period beginning on the in-stock date of the product. We believe our amortization policy is in line with industry practice. For 2005, we amortized $5.2 million of prepublication costs as compared to $3.3 million in 2004. Prepublication expenditures serve as an important financial indicator of a company’s commitment to new product development. For 2005, our prepublication expenditures increased 42.5% and was $11.5 million compared to $8.0 million in 2004.
In December 2005, we made the decision to refocus our development, sales and marketing efforts into our growing Test Preparation, Assessment and Instruction product group. Over 90% of the 2006 development expenditures were spent on the creation of new, or the revision of existing products within this product group. As a result of this decision, we incurred a one-time write-off of $3.9 million. This expense consisted primarily of prepublication cost write-offs of underperforming products and some products that were in various stages of development and inventory of $300,000. As a result of this refocusing, we have decided to exit the professional development market niche. Revenues from the eliminated product lines were not material to our overall revenues.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
(In Thousands)

	2005	2004	Variance	Variance %
Selling, General and Adminstrative	$15,229	$12,785	$2,444	19.1%
Selling, general and administrative expenses increased by $2.4 million from 2004 to 2005. As a percent of total revenues, these expenses increased from 39.4% to 43.0% of revenue.
The selling and marketing expenditures portion of the total was $10.5 million, an increase of $1.8 million from 2004. As a percent of revenue it increased from 26.9% in 2004 to 29.7% in 2005. Marketing expenses represented $627,000 of the increase and selling expenses represented $1.2 million of the increase. The increase in marketing expenses is primarily due to additional expenses related to our planned, broad scale, new product line launches including promotion, exhibit, book sample, catalog, internet, consulting and travel expense which in total increased $402,000 in 2005 compared to 2004. In addition, salaries and related expenses including recruitment fees increased $210,000 due to increased headcount and salary increases for existing staff. The $1.2 million increase in selling expense is primarily related to increased salary expenses of $615,000 as a result of investment in our sales infrastructure from 2004 to 2005 to support our new product line launches and our increased penetration into states in which we offer our test preparation and assessment products. Commission expense increased $179,000 from 2004 to 2005 due to an increase in overall revenue; however the expense as a percent of revenue decreased from 12.8% to 12.2% due to restructuring expenses and changes within our sales organization.
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
INTEREST EXPENSE
Interest expense for 2005 was $411,000 compared to $90,000 in 2004. The primary reason for the increase is due to larger debt outstanding. For 2005 the average debt outstanding was $6.0 million compared to $2.0 million in 2004. The increase in outstanding debt is due to product development expenditures on new and existing products.

INCOME TAX EXPENSE (BENEFIT)
For the twelve months ended December 31, 2005 and 2004, the effective tax rate was 37.0% and 38.4% respectively. The effective rates fluctuation is primarily due to a 1.1% higher state tax rate in 2005 as compared to 2004 and temporary and permanent tax differences in book versus taxable income (loss).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Securities & Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 may have on our consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives companies an irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning June 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for our fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated the impact of adopting FIN 48 on June 1, 2007 and found that we presently do not anticipate any impact on our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for 2007 was $2.4 million, compared to $5.3 million in 2005. Net cash provided by operating activities for 2007 was primarily provided by our profitability before depreciation and amortization as well as a decrease in income taxes refundable. This was offset by increases in accounts receivable, inventory, prepaid expenses and deposits and a decrease in accounts payable.
Accounts receivable increased as a result of increased fourth quarter revenues on a year-over-year basis. Inventory increased due to a higher number of products being offered for sale. Prepaid expenses and deposits and other assets increased due to our investment in product sampling. Accounts payable and accrued expenses decreased primarily due to the timing of payment to vendors.
Net cash used in investing activities was $6.7 million in 2007 compared to $11.9 million in 2005. Net cash used in investing activities for 2007 consisted primarily of expenditures for prepublication costs of $6.5 million in 2007, which represents a decrease of $5.0 million from 2005. The decrease is primarily due to efficiencies realized within our product development process, which allowed us to reduce the development costs on new and revised titles. In addition, unlike 2005 when we launched the focused instruction product line, no new product lines were launched in 2007.
Net cash provided by financing activities was $3.7 million in 2007 compared to $6.7 million in 2005. Net cash provided by financing activities for 2007, consisted primarily of net borrowings under our new bank agreement for both the line of credit and term loan.

On February 15, 2007, we entered into a $20 million credit agreement with Sovereign Bank to refinance our previous bank credit agreement. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.
The revolving line of credit provides for advances up to $10.0 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. At May 31, 2007, $6.8 million was outstanding under this facility, and $3.2 million was still available for borrowing.
The term loan is for $10.0 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit for $5 million of the $10 million outstanding. We entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate.
In July 2007, the Company entered into a $1.5 million letter of credit agreement with Sovereign Bank. The interest rate on the letter of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. The agreement expires May 31, 2008. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.
The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock.
During 2005, we completed a public offering of common stock for the sale of 575,000 shares at $6.30 per share. The proceeds of $3.6 million were offset by approximately $700,000 in related offering costs, resulting in net proceeds of $2.9 million. In connection with this offering, the underwriter was granted a warrant to purchase 50,000 shares of Company common stock at an exercise price of $7.56 per share. Such warrant became exercisable in June 2006 and expires in June 2010.
A summary of our contractual cash obligations at May 31, 2007, are as follows:
(In Thousands)

	Payments due by Period
Contractual Cash Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Term Loan — (excluding interest, see Note 4)	$10,000	$500	$2,000	$2,000	$2,000	$2,000	$1,500
Line of Credit — (excluding interest, see Note 4)	6,829	—	—	—	—	6,829	—
Capital Leases (including interest portion)	242	160	47	35	—	—	—
Operating Leases	1,409	571	572	266	—	—	—

Total	$18,480	$1,231	$2,619	$2,301	$2,000	$8,829	$1,500

We believe that our cash and borrowing availability under our lines of credit, together with cash generated from operations, will be sufficient to meet our normal cash needs in 2008. We intend to continue investing in prepublication costs for our proprietary products to the extent cash flow allows. As we develop these products for more states, additional working capital investments will be required.
PRODUCT DEVELOPMENT
Product development expenditures for the twelve months ended May 31, 2007 were $6.5 million, compared to $11.5 million for the twelve months ended December 31, 2005. The expenditures in 2005 were significantly higher than 2007 as they included the launching of our Focused Instruction products, the entry into one new state with our Measuring Up® products and addition of new and revised products in our existing states. We continue to actively develop new and revised products, but as a result of operational efficiencies we have been able to significantly reduce our development expenditures. Product development expenditures in 2007 were primarily in the Testing, Assessment, and Instruction product group as we continued to roll out new and revised products within our existing states. The state test preparation market continues to grow, as the states demand higher academic performance from students. Most states have high-stakes testing requirements, which means that students, teachers, and administrators are rewarded for positive test performance or penalized for poor performance. The support for state standards and testing has been enhanced considerably by the mandates of the No Child Left Behind federal legislation. Presently, we publish Test Preparation and Assessment products for various grades in twelve states.
We intend to focus our product development in the upcoming year on our core, state-specific products. We intend to enter additional states and continue to supplement existing states with additional products. We also plan to expand our offering of Measuring Up e-Path®, our electronic, web-based assessment and scoring product.
Our focused instruction product offering consists of supplemental instruction products that align with state standards in mathematics, reading, and language arts for grades 2–12. Late in 2003, an editorial office was opened in Austin, Texas, and their focus is to develop and publish supplemental products in more traditional market niches outside test preparation. Essential to this strategy is the market alignment of the focused instruction and test preparation and assessment products so that both product lines are suitable for sale to an identical customer base.
We will continue to produce proprietary college preparation supplements and ancillary materials. These products will not compete with any existing publisher agreements and will be crafted as supplements to help teachers and students with their college preparation studies.
Our strategic growth plan calls for an emphasis on the internal development of products within the test preparation, assessment and Instruction product lines. Under favorable circumstances, we would consider an acquisition to supplement our growth plan.
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
Each of our product lines has its own seasonality. The average revenue percentage over the past two full fiscal years by quarter is summarized in the table below.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	August 31	November 30	February 28	May 31
Test Preparation, Assessment and Instruction	27%	27%	20%	26%
College Preparation	64%	15%	7%	14%
Total Revenue	39%	23%	16%	22%
The Company has changed its fiscal year end from December 31 to May 31. This will more closely align our financial year-end with our revenue cycle and our customers’ purchasing cycle. This change was effective May 31, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk results from fluctuations in interest rates. We are exposed to market risk related to interest rates under our entire line of credit and on $5 million of our $10 million term loan facility. Based on average floating rate borrowing of $10.0 million, a one percent change in the applicable rate would have caused annual interest expense to change by approximately $100,000. We believe that these amounts are not material to our operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated statements of operations, shareholders’ equity and cash flows for each of the year ended May 31, 2007, December 31, 2005, 2004 and the five-months ended May 31, 2006, and the related consolidated balance sheets of the Company as of May 31, 2007 and 2006, together with the related notes thereto and the report of independent registered public accounting firm appear on pages 27 through 43 hereof.
Quarterly Selected Financial Data (Unaudited)
The following table sets forth selected financial information for each of the fiscal quarters subsequent to December 31, 2004.
In thousands except for per share data

	2007
	Q1	Q2	Q3	Q4
	8/31/2006	11/30/2006	2/28/2007	5/31/2007	Total

Revenue, net	$15,347	$8,239	$5,934	$9,182	$38,702
Gross Profit	6,146	3,981	2,442	4,273	16,842
Income (Loss) from Operations	1,979	(223)	(1,411)	336	681
Net Income (Loss)	1,036	(336)	(1,007)	31	(276)
Basic Net Income (Loss) per Common Share	0.23	(0.08)	(0.23)	0.02	(0.06)
Diluted Net Income (Loss) per Common Share	0.23	(0.08)	(0.23)	0.02	(0.06)

	2006
		Two months
	Q1	ended
	3/31/2006	5/31/2006	Total

Revenue, net	$5,814	$5,922	$11,736
Gross Profit	2,620	2,852	5,472
Income (Loss) from Operations	(1,057)	(91)	(1,148)
Net Income (Loss)	(776)	(178)	(954)
Basic Net Income (Loss) per Common Share	(0.17)	(0.04)	(0.21)
Diluted Net Income (Loss) per Common Share	(0.17)	(0.04)	(0.21)

			2005
	Q1	Q2	Q3	Q4 (a)
	3/31/2005	6/30/2005	9/30/2005	12/31/2005	Total

Revenue, net	$4,924	$9,493	$13,995	$7,042	$35,454
Gross Profit	2,172	4,038	5,750	(1,284)	10,676
Income (Loss) from Operations	(1,404)	164	1,846	(5,159)	(4,553)
Net Income (Loss)	(884)	38	1,033	(3,343)	(3,156)
Basic Net Income (Loss) per Common Share	(0.23)	0.01	0.24	(0.78)	(0.76)
Diluted Net Income (Loss) per Common Share	(0.23)	0.01	0.21	(0.78)	(0.76)

(a)	The fourth quarter of 2005 includes a $3.9 million restructuring charge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Peoples Educational Holdings, Inc.
Saddle Brook, New Jersey
We have audited the accompanying consolidated balance sheets of Peoples Educational Holdings, Inc. and Subsidiary as of May 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended May 31, 2007, the five month period ended May 31, 2006 and the years ended December 31, 2005 and 2004. Our audits also included the financial schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Educational Holdings, Inc. and Subsidiary as of May 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended May 31, 2007, the five month period ended May 31, 2006 and the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set therein.

/s/ McGLADREY & PULLEN, LLP McGLADREY & PULLEN, LLP
Minneapolis, Minnesota
August 17, 2007

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In Thousands-Except Shares)	May 31, 2007	May 31, 2006
ASSETS

Current Assets
Cash	$98	$750
Accounts Receivable Net of Allowances for Doubtful Accounts and Returns	3,961	3,350
Inventory	5,270	3,892
Prepaid Expenses and Other	334	254
Prepaid Marketing Expenses	638	55
Income Taxes Receivable	—	661
Deferred Income Taxes	871	747

Total Current Assets	11,172	9,709

Equipment and Leasehold Improvements- At Cost, Less Accumulated Depreciation of $1,692 in 2007 and $1,375 in 2006	697	829

Other Assets
Deferred Prepublication Costs, Net	17,180	16,606
Deferred Income Taxes	1,155	1,055
Trademarks, Net	141	126
Prepaid Expenses and Other	370	173
Prepaid Marketing Expenses	1,036	845

Total Other Assets	19,882	18,805

Total Assets	$31,751	$29,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$649	$2,487
Short Term Bank Loan	—	1,000
Accounts Payable	6,304	7,809
Accrued Compensation	547	646
Other Accrued Expenses	327	287
Deferred Revenue	327	258

Total Current Liabilities	8,154	12,487

Long Term Obligations, Less Current Maturities	16,405	9,420

Total Liabilities	24,559	21,907

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, authorized 1,500,000 shares; none issued	—	—
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,441,173 as of May 31, 2007 and 2006	89	89
Additional Paid In Capital	7,875	7,787
Accumulated Deficit	(708)	(432)
Treasury Stock - 16,232 shares in 2007 and 1,650 in 2006	(64)	(8)

Total Stockholders’ Equity	7,192	7,436

Total Liabilities and Stockholders’ Equity	$31,751	$29,343

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except EPS)

		Five Months
	Year Ended	Ended	Year Ended December 31,
	May 31, 2007	May 31, 2006	2005	2004

Revenue, net	$38,702	$11,736	$35,454	$32,487

Cost of Revenue
Direct Costs	15,905	4,090	15,628	13,964
Prepublication Cost Amortization	5,955	2,174	5,219	3,338
Product Line Restructuring Charge	—	—	3,931	—

Total	21,860	6,264	24,778	17,302

Gross Profit	16,842	5,472	10,676	15,185

Selling, General and Administrative Expenses	16,161	6,620	15,229	12,785

Income (Loss) from Operations	681	(1,148)	(4,553)	2,400

Other Expenses, Net	43	30	46	22
Interest Expense	1,129	320	411	90

Net Income (Loss) Before Income Taxes	(491)	(1,498)	(5,010)	2,288

Income Tax Expense (Benefit)	(215)	(544)	(1,854)	878

Net Income (Loss)	$(276)	$(954)	$(3,156)	$1,410

Net Income (Loss) per Common Share:
Basic	$(0.06)	$(0.21)	$(0.76)	$0.37
Diluted	$(0.06)	$(0.21)	$(0.76)	$0.34

Weighted-average Number of Common Shares Outstanding:
Basic	4,429	4,438	4,138	3,809
Diluted	4,429	4,438	4,138	4,209

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained	Treasury
(In Thousands - Except Shares)	Stock	Capital	Earnings	Stock	Total

Balance, December 31, 2003	$76	$4,797	$2,268	$—	$7,141
Net Income	—	—	1,410	—	1,410
Balance, December 31, 2004	76	4,797	3,678	—	8,551
Proceeds from the Sale of 575,000 shares of Common Stock net of offering cost of $700	12	2,865	—	—	2,877
Purchase of Treasury Stock (1,174 shares)	—	—	—	(6)	(6)
Net Loss	—	—	(3,156)	—	(3,156)

Balance, December 31, 2005	88	7,662	522	(6)	8,266
Stock Options Exercised	1	72	—	—	73
Stock-Based Compensation	—	53	—	—	53
Purchase of Treasury Stock (476 shares)	—	—	—	(2)	(2)
Net Loss	—	—	(954)	—	(954)

Balance at May 31, 2006	89	7,787	(432)	(8)	7,436
Stock-Based Compensation	—	88	—	—	88
Purchase of Treasury Stock (14,582 shares)	—	—	—	(56)	(56)
Net Loss	—	—	(276)	—	(276)

Balance at May 31, 2007	$89	$7,875	$(708)	$(64)	$7,192

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

		Five Months
	Year Ended	Ended	Year Ended December 31,
	May 31, 2007	May 31, 2006	2005	2004

Cash Flows From Operating Activities
Net Income (Loss)	$(276)	$(954)	$(3,156)	$1,410
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities
Depreciation	317	132	323	263
Amortization of Prepublication Costs and Intangible Assets	5,973	2,176	5,221	3,338
Product Line Restructuring Costs	—	—	3,931	—
Stock-Based Compensation	88	53	—	—
Deferred Income Taxes	(224)	(556)	(1,308)	139
Changes in Assets and Liabilities
Accounts Receivable	(611)	(552)	(631)	(407)
Inventory	(1,378)	(367)	(2,151)	(609)
Prepaid Expenses and Other	(646)	(746)	(47)	(155)
Advance Royalties	—	—	21	136
Accounts Payable and Accrued Expenses	(1,571)	401	3,606	724
Deferred Revenue	69	(86)	165	178
Income Taxes Payable or Refundable	668	33	(592)	(197)

Net Cash Provided by (Used in) Operating Activities	2,409	(466)	5,382	4,820

Cash Flows From Investing Activities
Purchases of Equipment and Leasehold Improvements	(185)	(45)	(425)	(387)
Expenditures for Intangibles	(33)	(26)	(48)	(21)
Expenditures for Prepublication Costs	(6,529)	(4,463)	(11,463)	(8,044)

Net Cash Used in Investing Activities	(6,747)	(4,534)	(11,936)	(8,452)

Cash Flows From Financing Activities
Net Borrowings Under Line of Credit	401	4,471	(1,086)	3,043
Proceeds from (Payments on) Short Term Bank Loan	(1,000)	1,000	—	—
Net Proceeds From the Sale of Common Stock	—	—	2,877	—
Proceeds From the Exercise of Stock Options	—	73	—	—
Payment of Debt Issue Costs	(405)	(35)	(95)	(3)
Purchases of Treasury Stock	(56)	(2)	(6)	—
Proceeds From Long Term Debt	10,000	160	5,307	513
Principal Payments On Long-Term Debt	(5,254)	(146)	(348)	(214)

Net Cash Provided By Financing Activities	3,686	5,521	6,649	3,339

Net Increase (Decrease) in Cash	(652)	521	95	(293)

Cash
Beginning of Period	750	229	134	427

End of Period	$98	$750	$229	$134

Supplemental Cash Flow Information
Cash Payments for:
Interest	$1,008	$320	$411	$90
Income Taxes	$—	$99	$—	$936

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
Nature of business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), publishes and markets its own supplementary educational textbooks and materials for K –12 school market. The materials are predominantly state-specific and standards-based, focused on state-required tests. PE publishes its own proprietary, and distributes for other publishers, college textbooks and supplements to the high school Advanced Placement market. Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the Company.
Principles of consolidation: The consolidated financial statements include the accounts of PEH and its wholly owned subsidiary, PE. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to estimate and assumptions include the estimated lives of deferred prepublication costs, realization of net deferred income tax asset, allowances for product returns and valuation allowances for inventory and deferred prepublication costs. Actual results could differ from those estimates.
Cash: The Company maintains its cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Revenue recognition and accounts receivable: Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of May 31, 2007 and 2006 were approximately $478,000, and, $453,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. The Company recognizes it subscription based revenue on its Measuring Up e-Path® prorata over the life of the agreement.
The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at May 31, 2007 and 2006.
Major suppliers: The Company has exclusive distribution agreements with two major college book publishers. The loss of either of these distribution agreements would have a material adverse effect on the Company’s revenue and net income. Revenue generated from these distribution agreements accounted for the following percentage of total revenue by period:

12 Months Ended May 31, 2007	30%
5 Months Ended May 31, 2006	15%
12 Months Ended December 31, 2005	30%
12 Months Ended December 31, 2004	31%
Inventory: Inventory is stated at the lower of cost or market, which is determined using the first-in, first-out method. Inventory consists entirely of finished goods. Inventory on the consolidated balance sheet is reflected net of reserves for write-downs or non-salability of approximately $269,000 and $219,000 at May 31, 2007 and 2006, respectively.

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
Prepaid marketing expense: The costs of catalogs and promotional materials, which have not been completed or delivered to customers, are carried as a prepaid expense until the actual date of completion and mailing. Prepaid samples consist of workbooks that will be distributed to educators over the next three years. Sample workbooks are expensed as they are distributed. Marketing expense, including samples, catalogs and promotional materials was approximately the following:
(In Thousands)

12 Months Ended May 31, 2007	$1,795
5 Months Ended May 31, 2006	786
12 Months Ended December 31, 2005	1,835
12 Months Ended December 31, 2004	1,497
Prepaid marketing expenses are presented in the balance sheets as follows:
(In Thousands)

	May 31, 2007	May 31, 2006
Total Prepaid Balance	$1,674	$900
Less current portion	638	55

Long-term balance	1,036	845

The estimated expense of prepaid marketing expense is expected to be as follows:
(In thousands)

For the years ended May 31:
2008	$638
2009	541
2010	495
Depreciation: Equipment is recorded at cost. Depreciation is provided over the equipment’s estimated useful lives of five to seven years using the straight-line method. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the remaining life of the lease. Maintenance and repairs are charged to expense as incurred, and major renewals or improvements are capitalized. On sale or retirement of property and equipment, the related costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of current operations.
Accounting for long-lived assets: Long-lived assets, such as equipment, deferred prepublication costs, and other assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This is accomplished by comparing their carrying value with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. The Company recognized a write-down loss on its deferred prepublication costs in 2005 (see Note 11).
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
Basic and diluted net income (loss) per share: Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 8 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share. The dilutive effect of these additional shares for the year ended December 31, 2004 was to increase the weighted average shares outstanding by 399,419. Due to the net loss in 2007, 2006 and 2005, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. Options and warrants that were excluded from the calculation of diluted shares, as their effect would have been anti-dilutive was as follows:

Total Shares
Year ended May 31, 2007	146,111
Five months ended May 31, 2006	234,204
Year ended December 31, 2005	460,960
Stock-based compensation: On January 1, 2006, the Company adopted SFAS No. 123(R), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company has adopted SFAS No. 123(R) using the modified prospective method and has applied it to the accounting for the Company’s stock options. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) share-based expense for all awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to January 1, 2006, as permitted by SFAS 123, the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and, therefore, recorded no share-based expense for employee stock options. Results for prior periods have not been restated.
SFAS No. 123(R) does not specify a preference for a type of valuation model to be used when measuring fair value of share-based payments, and the Company continues to employ the Black-Scholes model in deriving the fair value estimates of such awards. SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Therefore, expense related to share-based payments and recognized in the periods ended May 31, 2007 and 2006 have been reduced for estimated forfeitures. The Company’s assumptions used in the Black-Scholes model remain otherwise unaffected by the implementation of this pronouncement. Forfeitures were estimated based on historical experience. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to SFAS No. 123(R) may differ significantly from that recorded in the current period. See Note 5 to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options as well as for the financial implications associated with the adoption of SFAS No. 123(R).

The Company’s May 31, 2007 and 2006 financial statements reflect the impact of adopting SFAS 123(R). Share- based compensation expense under SFAS 123(R) for the year ended May 31, 2007 and the five months ended May 31, 2006 was approximately $88,000 and $53,000 respectively, before income taxes or $0.01 per basic and diluted share, after taxes for both periods.
On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method permissible under this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method simplifies establishment of the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation. SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance.
Had compensation cost for all of the stock-based compensation grants issued been determined based on the fair values at the grant date consistent with the provisions of Financial Accountings Standards Board (“FASB”) Statement No. 123, the Company’s net income (loss) and net income (loss) per basic and diluted common share would have been as indicated below.

	Years Ended December 31
(In Thousands)	2005	2004

Net Income (Loss), as reported	$(3,156)	$1,410
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards	(273)	(262)

Net Income (Loss) , proforma	$(3,429)	$1,148

Basic Net Income (Loss) per Common Share, as reported	$(0.76)	$0.37
Basic Net Income (Loss) per Common Share, proforma	(0.83)	0.30

Diluted Net Income (Loss) per Common Share, as reported	(0.76)	0.34
Diluted Net Income (Loss) per Common Share, proforma	(0.83)	0.27
The above pro forma effects on net income (loss) and net income (loss) per basic and diluted common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards generally are made each year.
Fair value of financial instruments: The financial statements include the following financial instruments and methods and assumptions used in estimating their fair values: for cash and cash equivalents, the carrying amount is fair value, and for accounts receivable, accounts payable, and line-of-credit and long-term debt, the carrying amounts approximate their fair values due to either the short-term nature of these instruments or the variable nature of the interest rate. A portion of the term loan has been effectively converted to a fixed rate of interest, see “Derivative financial instruments” below for further information regarding the fair value of the related swap agreement. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. In addition, the aggregate fair values of all financial instruments would not represent the underlying value of the Company.
Reclassifications: Certain amounts on the consolidated balance sheet as of May 31, 2006 have been reclassified, with no effect on net earnings or stockholders equity, to be consistent with classifications adopted as of May 31, 2007.
Derivative financial instruments: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, defines derivatives and requires that they be carried at fair value on the balance sheet. On May 23, 2007 we entered into an interest swap agreement to effectively convert $5.0 million of our term loan from a variable rate to a fixed rate for a term of three years. The change in market value of an interest swap is recognized on the balance sheet and by a charge or credit interest expense. The change in the market value was not significant for the year ended May 31, 2007.

Recently Issued Accounting Pronouncements
In September 2006, the Securities & Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 may have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives companies an irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning June 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for our fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated the impact of adopting FIN 48 on June 1, 2007 and found that we presently do not anticipate any impact on our consolidated financial statements.
Note 2. Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future undiscounted cash flows. If future undiscounted cash flows are not sufficient to support the net carrying value of the asset, an impairment charge will be recognized. At May 31, 2007 and 2006 we had a valuation allowance of $106,000 and $100,000, respectively.
The activities in deferred prepublication costs were as follows:
(In Thousands)

		Five Months
	Year Ended	Ended	Year Ended December 31,
	May 31, 2007	May 31, 2006	2005	2004
Balances, Beginning	$16,606	$14,317	$11,667	$6,961
Prepublication Cost Additions	6,529	4,463	11,463	8,044
Amortization expense	(5,955)	(2,174)	(5,218)	(3,338)
Product Line Restructuring	—	—	(3,595)	—

Balances, Ending	$17,180	$16,606	$14,317	$11,667

The future amortization expense of deferred prepublication costs over the next five years is estimated to be as follows:
(In Thousands)

For the year ending May 31,
2008	$6,120
2009	5,148
2010	3,063
2011	1,803
2012 and thereafter	1,046
Future estimated amortization expense may increase as the Company continues its investments in additional deferred prepublication costs.
Note 3. Trademarks
Costs are capitalized and amortized over their estimated lives, generally 15 years, primarily using the straight-line method. The activity and balances were as follows:
(In Thousands)

	Year	Five Months	Year Ended
	Ended	Ended	December 31,
	May 31, 2007	May 31, 2006	2005	2004
Balances, Beginning	$126	$103	$57	$36
Additions	33	25	48	23
Amortization Expense	(18)	(2)	(2)	(2)

Balances, Ending	$141	$126	$103	$57

The estimated future amortization expense related to these intangibles is expected to increase to and range from approximately $4,000 to $8,000 per year over the next five years.
Note 4. Financing Arrangements
On February 15, 2007, the Company entered into a $20 million credit agreement with Sovereign Bank to refinance its previous bank credit agreement. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.
The revolving line of credit provides for advances up to $10.0 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. At May 31, 2007, $6.8 million was outstanding under this facility at an interest rate of 7.6%, and $3.2 million was still available for borrowing.
The term loan is for $10.0 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit for $5 million of the $10 million outstanding. The Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. At May 31, 2007 the interest rate on the term loan was 7.6%.
In July 2007, the Company entered into a $1.5 million letter of credit agreement with Sovereign Bank. The interest rate on the letter of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. The agreement expires May 31, 2008. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock.
In May 2006, the Company entered into a short-term bank loan in the amount of $1.0 million, which matured on October 31, 2006. The interest rate on this facility was prime. Payments were interest only with a balloon payment due at maturity. This loan was repaid prior to its maturity date.
Long-term debt at May 31, 2007 and 2006 consisted of the following:
(In Thousands)

	2007	2006

Obligations under capital leases (Note 7)	$225	$478
Notes payable under line of credit (see above)	6,829	6,429
Term Loan (see above)	10,000	5,000

	17,054	11,907
Less current maturities	(649)	(2,487)

	$16,405	$9,420

Approximate maturities of long-term debt at May 31, 2007, are as follows:
(In Thousands)

2007

Years ending May 31:
2008	$649
2009	2,042
2010	2,034
2011	2,000
2012	8,829
Thereafter	1,500

$17,054

Note 5. Net Revenue by Product Group
The Company operates as one business segment, with two major product groups. During the fourth quarter of 2005 the Company re-organized its product groupings from four to two. The Company’s revenues, net of returns, by major product groups are as follows:
(In Thousands)

		Five Months
	Year Ended	Ended	Year ended December 31,
	May 31, 2007	May 31, 2006	2005	2004

Test Preparation, Assessment and Instruction	$25,980	$9,615	$23,520	$21,422
College Preparation	12,722	2,121	11,934	11,065

Total Net Revenue	$38,702	$11,736	$35,454	$32,487

Note 6. Income Taxes

Federal and state income tax expense (benefit), consisted of the following:

		Five Months
	Year Ended	Ended	Year ended December 31,
(In Thousands)	May 31, 2007	May 31, 2006	2005	2004

Current	$9	$12	$(546)	$739
Deferred	(224)	(556)	(1,308)	139

Total	$(215)	$(544)	$(1,854)	$878

For the years ended May 31, 2007, December 31, 2005, 2004 and the five months ended May 31, 2006, the income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss), due to the following:

		Five Months
	Year Ended	Ended	Year ended December 31,
(In Thousands)	May 31, 2007	May 31, 2006	2005	2004

Computed federal income tax at statutory rate	$(175)	$(526)	$(1,754)	$808
State income taxes, net of federal benefit	(15)	(68)	(220)	72
Income (loss) taxed at lower rate	5	15	50	(23)
Other, including nondeductible expenses, net	(30)	35	70	21

	$(215)	$(544)	$(1,854)	$878

Net deferred tax assets and liabilities are comprised of the following:

	May 31,
(In Thousands)	2007	2006

Deferred tax assets:
Allowance for doubtful accounts	$15	$15
Allowance for sales returns	184	175
Allowance for prepublication costs	41	39
Inventory	196	148
Federal and state net operating loss carryforward	1,282	730
Deferred Prepublication costs (see Note 10)	688	1,058

	2,406	2,165

Deferred tax liabilities:
Fixed assets	(125)	(128)
Allowance for purchase returns	(142)	(135)
Prepaid expenses	(113)	(100)

	(380)	(363)

Net deferred tax assets (liabilities)	$2,026	$1,802

The aforementioned net deferred tax assets (liabilities) are reflected on the consolidated balance sheets as follows:

	May 31
(In Thousands)	2007	2006

Current assets	$871	$747
Noncurrent assets	1,155	1,055

Net deferred tax assets	$2,026	$1,802

As of May 31, 2007, the Company had approximately $2.7 million of net operating loss (NOL) carryforwards available to reduce federal taxable income to May 31, 2026.
The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. The Company records a valuation allowance to reduce the carrying value of its net deferred tax asset to the amount that is more likely than not to be realized based on management’s estimates of future levels of taxable income. In the event the Company were to determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance.
Note 7. Commitments
Operating leases: The Company is leasing its premises under certain operating leases. The lease of the corporate office was extended in 2004 due to additional acquired office space and expires in October 2009. The Company also leases office space in Austin, Texas and Columbus, Ohio. The leases expire in February 2010 and November 2009, respectively. The Company also leases certain office equipment under operating leases.
Future minimum rental obligations under operating leases are as follows:
(In Thousands)

Years ending May 31:
2008	$571
2009	572
2010	266

$1,409

Rent expense under the aforementioned operating leases was as follows:

(In Thousands)
Year ended May 31, 2007	$669
Five Months ended May 31, 2006	268
Year ended December 31, 2005	593
Year ended December 31, 2004	392
Capital leases: The Company has capital leases for the use of certain office equipment. Lease terms are generally three to five years. Effective interest rates on these obligations ranges from seven to twelve percent.

A summary of equipment under capital leases as of May 31, 2007 and 2006 is as follows:

(In Thousands)

	2007	2006

Office equipment	$1,328	$1,328
Less accumulated depreciation	920	735

	$408	$593

Approximate minimum annual lease payments under capital leases are as follows:
(In Thousands)

Years ending May 31:
2008	$160
2009	47
2010	35

242

Less amount representing interest	17

Present value of minimum lease payments (included in long-term debt—Note 3)	$225

Employment agreements: The Company has employment agreements with certain executive officers, which provide severance benefits in the event the Company, without cause, terminates such officers.
Note 8. Capital Stock
Authorized capital stock: The Company has authorized 10,000,000 shares of capital stock, of which 8,500,000 are designated as common shares and 1,500,000 are designated as preferred shares.
Common Stock Offering: During 2005, the Company completed a public offering of common stock for the sale of 575,000 shares at $6.30 per share. The proceeds of $3.6 million were offset by approximately $700,000 in related offering costs, resulting in net proceeds of $2.9 million. In connection with this offering the underwriter was granted a warrant to purchase 50,000 shares of Company common stock at an exercise price of $7.56 per share. Such warrants became exercisable in June 2006, and expire in June 2010.
Note 9. Stock Options
The 1998 Stock Option Plan (The Plan) permits the granting of incentive stock options and nonqualified options. A total of 1,000,000 shares of the Company common stock have been reserved for issuance pursuant to the options granted under the Plan. Options issued under the Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire up to 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. Shares available for grant under the plan were approximately 55,975 at May 31, 2007.
As discussed in Note 1, on January 1, 2006, the Company adopted SFAS No. 123(R), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. The fair value of each option was estimated on the date of grant using the Black-Scholes model. The dividend yield was calculated based on annual dividends paid and the trailing twelve month average closing stock price at the time of grant. Expected volatility was based on historical volatility. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company used historical exercise behavior data of similar employee groups to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.

The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005	2004

Dividend Yield	0.0%	0.0%	0.0%	0.0%
Risk Free Interest Rate	3.3% to 6.3%	3.3% to 6.3%	3.7% to 4.3%	4.0%
Expected Life of Options	5 to 10 Years	5 to 10 Years	5 to 10 Years	8 Years
Expected Volatility Factor	43% to 55%	43% to 55%	43% to 55%	55%
A summary of stock option activity is as follows:

	Weighted-		Weighted-
	Average		Average
	Grant		Exercise
	Fair Value	Shares	Price

Outstanding at December 31, 2003	$1.16	728,175	$2.93
Granted	2.13	89,000	4.34
Outstanding at December 31, 2004	1.27	817,175	3.09
Granted	2.52	75,500	5.47
Forfeited	2.35	(12,500)	3.32
Outstanding at December 31, 2005	2.04	880,175	3.29
Granted	0.62	3,336	4.77
Exercised	0.57	(56,975)	1.28
Forfeited	1.35	(500)	3.00
Outstanding at May 31, 2006	1.87	826,036	3.43
Granted	1.27	40,000	4.18
Forfeited	4.03	(10,000)	6.00

Outstanding at May 31, 2007	$1.82	856,036	$3.44

		Options Outstanding		Options Exercisable
		Weighted Avg	Weighted	Number	Weighted
	Number	Remaining	Average	Exercisable	Average
Range of	Outstanding	Contractual Life	Exercise	at	Exercise
Exercise Prices	at 5/31/07	Years	Price	05/31/07	Price

$3.00	575,700	3.86	$3.00	573,247	$3.00
3.50	34,500	2.52	3.50	34,500	3.50
3.60	64,000	5.26	3.60	64,000	3.60
3.95	10,000	4.06	3.95	6,086	3.95
4.00	20,000	4.13	4.00	11,934	4.00
4.50	73,000	5.17	4.50	56,078	4.50
4.77	3,336	3.81	4.77	3,336	4.77
4.78	10,000	4.37	4.78	6,433	4.78
5.20	50,000	3.35	5.20	42,080	5.20
6.00	15,500	6.70	6.00	14,501	6.00

$3.00 to $6.00	856,036	4.16	$3.44	812,195	$4.04

At May 31, 2006, 640,579 options were exercisable at a weighted average exercise price of $3.28. At December 31, 2005 and 2004, 659,715 and 555,825 options were exercisable at a weighted average exercise price of $3.02 and $2.91, respectively.
The total intrinsic value of, and cash received from options exercised during the five months ended May 31, 2006 was $215,000 and $72,000, respectively.
At May 31, 2007, the aggregate intrinsic value of options outstanding was $57,000, and the aggregate intrinsic value of options exercisable was $57,000.

At May 31, 2007, there was approximately $57,000 of unrecognized compensation cost related to share-based payments, which are expected to be recognized over a weighted-average period of five years.
Note 10. Related Party Transactions
Mr. Casabonne, one of the Company’s directors, is a principal in Casabonne Associates and was a principal until October 1, 2006 in Marketing Works.
The Company also paid Kenneth Miller, spouse of Diane Miller, an officer and director of the Company, for consulting services primarily related to the Company’s development of its electronic product offerings.
The table below summarizes payments made to Casabonne Associates, Marketing Works and Kenneth Miller:
(In Thousands)

		Five Months
	Year ended	Ended	Year ended December 31,
	May 31, 2007	May 31, 2006	2005	2004
Casabonne Associates	$23	$16	$33	$37
Marketing Works	49	18	35	53
Kenneth Miller	36	—	41	121

Total Payments	$108	$34	$109	$211

Note 11. Product Line Restructuring Charge
During the fourth quarter of 2005, and after assessing revenue results, the Company made a strategic decision to eliminate or revise certain product offerings, which performed below management’s expectation. This decision led to restructuring charges of $3.9 million, including a $3.6 million write down of deferred prepublication costs and a $0.3 million write-down of inventory, related to the product offerings which were discontinued or adjusted to the lower of cost or market. Revenues from the eliminated product lines were not material to our overall revenues.
In connection with the write-down of the deferred prepublication costs, the Company generated a deferred tax asset of approximately $1.1 million. For income tax purposes, such costs are recognized over-periods ranging from three to five years.
Note 12. Year-end Change
The Company has changed its fiscal year end from December 31 to May 31. This will more closely align the Company’s financial year-end with its revenue cycle and its customer’s purchasing cycle. This change became effective May 31, 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE
ITEM 9A. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There have been no changes in internal control over financial reporting during the fiscal quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
NONE

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The required information regarding our Directors is incorporated by reference to the information under the caption “Nominees for Election at the Annual Meeting” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.
The required information regarding our executive officers is contained in Part I of this Form 10-K.
The required information regarding corporate governance is incorporated by reference to the information under the caption “Independent Directors; Board Committees; Meetings” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.
The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at www.peopleseducation.com under the caption Investor Relations.
We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the NASDAQ Capital Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the information under the captions “Director Compensation,” “Executive Compensation and Other Information,” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the information under the caption “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the information under the captions “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.
The required information regarding corporate governance is incorporated by reference to the information under the caption “Independent Directors; Board Committees; Meetings” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.
ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.
Incorporated by reference to the information under “Fees Paid to Auditors” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report:

(1)	Financial Statements. See Item 8 above.
(2)	Financial Statements Schedules:
Schedule II – Valuation and Qualifying Accounts
(3)	Exhibits. The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by Item 601 of Regulation S-K:

EXHIBIT
NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2001).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated May 23, 2007).

10.1	Registrant’s 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-KSB for the year ending December 31, 1998).

10.2	Employment Agreement between Peoples Education, Inc. and James J. Peoples, dated June 30, 2003 (incorporated by reference to Exhibit 10 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003) as amended by Amendment to Employment Agreement dated June 17, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 17, 2005), as amended by Second Amendment to Employment Agreement dated July 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated September 11, 2006) and as amended by Third Amendment to Employment Agreement dated August 3, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated August 3, 2007)

10.3	Amended and Restated Employment Agreement between Peoples Education, Inc. and Diane M. Miller dated July 1, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-KSB for the year ended December 31, 2001), as amended by Amendment to Employment Agreement dated November 19, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 22, 2004).

10.4	Amended and Restated Employment Agreement between the Company and Michael L. DeMarco dated May 17, 2002 (incorporated by reference to Exhibit 10 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002) as amended by Amendment to Employment Agreement dated October 4, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 4, 2005) and by Second Amendment to Employment agreement dated June 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrants Form 8-K dated June 1, 2007)

10.5	Employment Agreement between the Company and Brian T. Beckwith dated December 18, 2001 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-KSB for the year ended December 31, 2001), as amended by Amendment to Employment Agreement dated July 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004).

EXHIBIT
NO.	DESCRIPTION

10.6	Loan Agreement dated February 15, 2007, by and between Peoples Educational Holdings, Inc. and Sovereign Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 15, 2007).

10.7	$10 million Revolving Credit Promissory Note dated February 15, 2007 payable by Peoples Educational Holdings, Inc. to Sovereign Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated February 15, 2007).

10.8	$10 million Term Promissory Note dated February 15, 2007 payable by Peoples Educational Holdings, Inc. to Sovereign Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated February 15, 2007).

10.9	Security Agreement dated February 15, 2007, by and between Peoples Educational Holdings, Inc., Peoples Education, Inc. and Sovereign Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated February 15, 2007).

10.10	Guaranty and Suretyship Agreement dated February 15, 2007, by Peoples Educational Holdings, Inc. and Peoples Education, Inc. in favor of Sovereign Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated February 15, 2007).

10.11	Pledge of Stock Agreement dated February 15, 2007, by Peoples Educational Holdings, Inc. in favor of Sovereign Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K dated February 15, 2007).

EXHIBIT
NO.	DESCRIPTION

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Form 10-KSB for the year ended December 31, 2003).

21	Subsidiaries of the Registrant: Peoples Education, Inc., a Delaware corporation.

23.1*	Consent of McGladrey & Pullen, LLP

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES EDUCATIONAL HOLDINGS, INC.
Date: August 17, 2007
/s/ Brian T. Beckwith
Brian T. Beckwith, Chief Executive Officer
and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 17, 2007

/s/ Brian T. Beckwith
Brian T. Beckwith, Chief Executive Officer,
President and Director

/s/ Michael L. DeMarco
Michael L. DeMarco, Executive Vice President and Chief
Financial Officer

/s/ James J. Peoples
James J. Peoples, Chairman and Director

/s/ Diane M. Miller
Diane M. Miller, Executive Vice President, Chief Creative
Officer and Director

/s/ John C. Bergstrom
John C. Bergstrom, Director

/s/ Richard J. Casabonne
Richard J. Casabonne, Director

/s/ Anton J. Christianson
Anton J. Christianson, Director

/s/ James P. Dolan
James P. Dolan, Director

/s/ G. Thomas Ahern
G. Thomas Ahern Director

Peoples Educational Holdings, Inc. and Subsidiary
Schedule II – Valuation and Qualifying Accounts
(In Thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

For the Year ended December 31, 2004
Accounts receivable allowances:
Allowance for doubtful accounts	$40	$—	$—	$—	$40
Allowance for sales returns	595	540	—	702	433

Total	$635	$540	$—	$702	$473

Inventory Allowance:
Allowance for Obsolete Inventory	$187	$—	$—	$117	$70

For the Year ended December 31, 2005
Accounts receivable allowances:
Allowance for doubtful accounts	$40	$—	$—	$—	$40
Allowance for sales returns	433	507	—	422	518

Total	$473	$507	$—	$422	$558

Inventory Allowance:
Allowance for Obsolete Inventory	$70	$150	$—	$25	$195

Prepublication Cost Allowance:
Allowance for prepublication costs	$—	$100	$—	$—	$100

For the Five Months ended May 31, 2006
Accounts receivable allowances:
Allowance for doubtful accounts	$40	$—	$—	$—	$40
Allowance for sales returns	518	57	—	122	453

Total	$558	$57	$—	$122	$493

Inventory Allowance:
Allowance for Obsolete Inventory	$195	$60	$—	$36	$219

Prepublication Cost Allowance:
Allowance for prepublication costs	$100	$—	$—	$—	$100

For the Year ended May 31, 2007
Accounts receivable allowances:
Allowance for doubtful accounts	$40	$—	$—	$—	$40
Allowance for sales returns	453	303	—	278	478

Total	$493	$303	$—	$278	$518

Inventory Allowance:
Allowance for Obsolete Inventory	$219	$221	$—	$171	$269

Prepublication Cost Allowance:
Allowance for prepublication costs	$100	$6	$—	$—	$106