Form 10-K/A
period 2007-05-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2007-09-28
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 000-50916
PEOPLES EDUCATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1368898 (I.R.S. Employer Identification No.)

299 Market Street, Saddle Brook, NJ (Address of principal executive offices)	07663 (Zip Code)
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
Documents incorporated by reference: None.

EXPLANATORY NOTE
Peoples Educational Holdings, Inc. (“PEH” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (the “Annual Report”), originally filed with the Securities and Exchange Commission on August 17, 2007. The Company is filing this Amendment to include information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders. The Company will not file its proxy statement within 120 days of the end of its fiscal year ended May 31, 2007 and is, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.
Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the August 17, 2007 filing of our Annual Report, and does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The following individuals constitute the current directors and executive officers of the Company:
G. Thomas Ahern (49), Director since 2006: CEO of Coughlan Companies, a major publisher of children’s books through their imprints; Capstone Press, Compass Point Books, Picture Window and Stone Arch Books, since July 2007. Mr. Ahern has more than 20 years of executive management, technology and sales experience. Prior to joining Coughlan Companies, he served as CEO of SwiftKnowledge, a web-based business intelligence software company. He also was Executive Vice President, Sales and Marketing for PLATO Learning (NASD TUTR), a highly successful educational software company based in Bloomington, MN, from 1990 to 2001. Mr. Ahern is a Communications graduate of Northwestern University (BA 1980).
Brian T. Beckwith (51), Director since 2001: President and Chief Executive Officer of the Company since December 2001. Mr. Beckwith has over 25 years of publishing industry experience, including positions in market research, consumer marketing, operations, business development, and general management. Prior to joining the Company, he was a principal in Beckwith & Associates, a publishing advisory firm specializing in start-ups, acquisitions, and Internet business development. From 1998 to 2000, he was President and Chief Operating Officer of Grolier, Inc., a $450 million publisher and direct marketer of children’s books and other educational products. From 1991 to 1997, Mr. Beckwith served in various senior management positions with K-III (Primedia) including President and Chief Executive Officer of the Special Interest Magazine Group. Mr. Beckwith has also held management positions with News Corporation, CBS Magazines, and Ziff-Davis Publishing. He holds a B.A. summa cum laude from New England College and an M.B.A. from Fordham University’s Graduate School of Business.
John C. Bergstrom (47), Director since 1998: Partner in RiverPoint Investments, Inc., a St. Paul, MN-based business and financial advisory firm since 1995. Mr. Bergstrom is also a director of Dolan Media Co. (NYSE:DM), Tecmark, Inc., Mall Marketing Media, LLC, Instrumental, Inc., JobDig, Inc., Credible Information Co., and Great River Communications Co. Mr. Bergstrom is a graduate of Gustavus Adolphus College, B.A., and the University of Minnesota, M.B.A.
Richard J. Casabonne (62), Director since 2002: Founder and President of Casabonne Associates, Inc., an educational research, strategy and development firm, since 1972. From October 2003 to May 2004, he served as Chief Executive Officer of TestU, an instructional assessment company based in New York City. From July 2001 to April 2002, Mr. Casabonne also served as the President of the Education and Training Group of Leapfrog Enterprises, Inc. where he also served as a director.

Anton J. Christianson (55), Director since 1998: Chairman of Cherry Tree Companies, a firm involved in investment management and investment banking. Mr. Christianson is a General Partner of School Power LP, an investor in Peoples Educational Holdings and a Cherry Tree affiliate. He has been an active investor in private equities and micro-cap public equities for 27 years. He serves as a director for several public and private companies including: AmeriPride Services, Inc., Dolan Media Co. (NYSE:DM), Fair Isaac Corporation, (NYSE: FIC) and Titan Machinery, Inc. Mr. Christianson is a graduate of St. John’s University, Collegeville, MN and earned an M.B.A. from Harvard Business School.
Michael L. DeMarco (43), Chief Financial Officer of the Company since May 2002 and Executive Vice President since June 2007, and previously served as Vice President of Finance and Operations of the Company from May 1999 to April 2002. Mr. DeMarco has over 20 years of experience in finance and accounting. Prior to joining the Company, Mr. DeMarco was Controller for Health Tech, a health care products company. He was also a Controller for Omnitech Corporate Solutions, a computer integration and software development company. Mr. DeMarco also spent four years as an auditor with the public accounting firm of Ernst and Young. Mr. DeMarco is a graduate of Pace University in New York and is a Certified Public Accountant.
James P. Dolan (58), Director since 1999: Since 1993, Chairman, President and Chief Executive Officer and founder of Dolan Media Company, (NYSE:DM) Minneapolis, a specialized business information company that publishes daily and weekly business newspapers in 20 U.S. markets; operates a number of legal services businesses including Counsel Press, the nation’s largest appellate legal services provider, and American Processing Company, a leading provider of mortgage default processing services to the foreclosure bar. From 1989 to 1993, he was Executive Vice President of the Jordan Group, New York City, an investment bank specializing in media. He previously held executive positions with News Corporation Ltd. in New York, Sun-Times Company of Chicago, and Centel Corp., Chicago, and was an award-winning reporter and editor at newspapers in San Antonio, New York, Chicago, Sydney, and London. He serves as a director of several private companies and is a journalism graduate of the University of Oklahoma.
Diane M. Miller (55), Director since 1998: Co-founder and Executive Vice President of the Company since 1989, and Chief Creative Officer since 2005. Her educational publishing experience encompasses general management, product development, strategic planning, market research, writing, curriculum development, editorial, marketing, production, and professional development. Prior to forming the Company, Ms. Miller was publisher of Globe Books, a remedial, supplementary education publisher owned by Simon and Schuster. Prior to joining Globe Books, she was Senior Editor of Reading for Harcourt Brace Jovanovich. Ms. Miller has classroom and research experience, as well, and is a graduate with honors of Centre College of Kentucky.
James J. Peoples (70), Director since 1998: Co-founder, Chairman, and Senior Advisor to the Company. Effective December 2001, Mr. Peoples resigned as CEO and President of the Company and remains Chairman of the Board. He has 42 years of experience in schoolbook publishing, including positions in sales, sales management, corporate staff assignments, and general management. Prior to forming PE, Mr. Peoples was President of the Prentice Hall School Group for seven years and served three years as Group President of the $350 million Simon and Schuster Educational Group. Mr. Peoples is a graduate of Oregon State University.
Board Committees.
The Board of Directors has established an Audit Committee, a Governance Committee and a Compensation Committee.
The Audit Committee is currently composed of Messrs. Bergstrom (Chair), Ahern and Dolan. The committee meets with our independent registered public accounting firm and representatives of management to review the internal and external financial reporting of the Company, considers comments by the auditors regarding internal controls and accounting procedures and management’s response to these comments, and approves any material non-audit services to be provided by our independent registered public accounting firm. Our Board of Directors has determined that Mr. Bergstrom is an audit committee financial expert as defined in Item 401(e)(2) of Regulation S-B. He is independent pursuant to the independence standards promulgated by the NASDAQ Stock Market.
The Compensation Committee is currently composed of Messrs. Bergstrom (Chair), Christianson, and Dolan. Mr. Dolan served as chair during fiscal 2007. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation, stock options, and benefits of officers and employees.

The Governance Committee is currently composed of Messrs. Christianson (Chair), Bergstrom, and Casabonne. Mr. Dolan served on the committee during fiscal 2007. The Governance Committee reviews and makes recommendations to the Board regarding corporate governance polices and procedures, reviews our Code of Conduct and compliance thereof, identifies and makes recommendations to the Board regarding candidates for election as directors, and evaluates the Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were timely complied with, except that the following reports were filed late: a Form 4 by Brian T. Beckwith reporting a stock purchase in February 2007, and a Form 4 by Anton J. Christianson, Gordon Stofer and Adam Smith Companies reporting a stock purchase by Adam Smith Activist Fund in May 2007.
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
ITEM 11. Executive Compensation
Compensation Discussion and Analysis
Overview
The Compensation Committee of our Board of Directors, or for purposes of this Compensation Discussion and Analysis, the Committee, has responsibility for establishing, implementing and administering our executive compensation program. In this section, we discuss certain aspects of our executive compensation program as it relates to Brian T. Beckwith, our President and Chief Executive Officer; Michael L. DeMarco, our Executive Vice President and Chief Financial Officer; James P. Peoples, our Chairman and Senior Advisor; and Diane Miller, our Executive Vice President and Chief Creative Officer. We refer to these four individuals as our “named executive officers.”
Compensation Philosophy and Objectives
The primary objectives of the Committee with respect to executive compensation are to (1) attract, motivate and retain talented and dedicated executive officers, (2) tie annual and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives, (3) compensate our executives at levels comparable to executives at similar companies to remain competitive in our recruiting, and (4) align the interests of our executives with the long-term interests of our stockholders through award opportunities that will result in the ownership of our common stock. To achieve these objectives, the Committee has designed and implemented an executive compensation program for the named executive officers consisting of a mix of the following items:

•	base salary;

•	performance-based short-term cash incentive compensation;

•	long-term equity incentive compensation;

•	perquisites and other benefits; and

•	severance and change in control benefits.
History
Executive compensation packages for our named executive officers have consisted of base salary, short-term cash incentives, stock option awards and certain perquisites and other benefits. The Committee has reviewed the executive compensation packages for each of our named executive officers on an annual basis. The Committee has not to date engaged the services of a human resources consulting firm to review our executive compensation programs and has not used a formal peer group benchmarking approach to evaluating compensation and has instead relied on the background and experience of the members of the Committee to establish compensation levels which are believed to be comparable to those in similarly-situated and similarly-sized companies in the publishing and education industries.
Increases in salary have been based on an evaluation of the individual’s performance and level of pay relative to the market for executives in similar positions at comparable companies. The Committee has not, however, relied solely on predetermined formulas or a limited set of criteria when it evaluated the performance of the named executive officers. For fiscal year ending May 31, 2007, the Committee considered management’s continuing achievement of its short and long-term goals versus its strategic imperatives. In connection with its annual review of compensation packages, the Committee also established short-term cash incentive targets for each of the named executive officers as a percentage of base salary with a scaling factor for either under-performance or over-performance from the targeted level.
The Committee determined the performance measures and other terms and conditions of cash awards for the named executive officers. In establishing the total compensation packages for Messrs. DeMarco and Peoples as well as for Ms. Miller, the Committee gave significant weight to the compensation recommendations put forth by Mr. Beckwith, our President and Chief Executive Officer, because the Committee believed that Mr. Beckwith was, and continues to believe he is in the best position to regularly evaluate the performance of his direct reports. Mr. Beckwith is the only executive officer whose recommendations regarding compensation for the named executive officers were and are considered by the Committee.
Compensation Components
Base Salary
Base salary is intended to reflect the executive’s skill level, knowledge base and performance record, and takes into account competitive market compensation paid by companies in our peer group for similar positions. The Committee reviews the base salaries of our named executive officers on an annual basis consistent with the terms of their employment agreements, and adjusts base salaries from time to time to realign salaries with market levels, taking into account individual responsibilities, performance and experience. The Committee approves the base salary of our President and Chief Executive Officer, and, with input from our President and Chief Executive Officer, the base salary for each executive officer below the Chief Executive Officer level.
During the fiscal year ended May 31, 2007, the Committee did not increase the base salary of Mr. Beckwith, our President and Chief Executive Officer, Ms. Miller, our Executive Vice President and Chief Creative Officer, or Mr. Peoples, our Chairman and Senior Advisor. On January 1, 2007, we increased the base salary of Michael DeMarco, our Executive Vice President and Chief Financial Officer by 27.7%, consistent with his promotion to the Executive Vice President level and an evaluation of appropriate base salaries for executives similarly-situated among similar companies.
For the fiscal year ending May 31, 2008, the Committee intends to review the compensation of each of our named executives for possible increases in base salary effective January 1, 2008, except for Mr. Peoples for whom no base salary increase will be provided during the current fiscal year, consistent with his employment agreement arrangements. For those executives to be considered for an increase in base salary on January 1, 2008, no determination as to the amount of any such increases in base salary has been made at this time.

Performance-Based Short-Term Cash Incentives
In September 2006, the Committee adopted a short-term cash incentive program for our named executive officers for the fiscal year ended May 31, 2007. For fiscal 2007, short-term incentive payouts that constituted non-equity incentive plan compensation were based on actual sales of our focused instruction product line, on our gross margin and on our operating income as compared to targets established for each factor. In addition, for any such incentives to be paid, a minimum operating income target level was required to be met.
In September 2007, the Committee adopted a short-term cash incentive program for our named executives for the fiscal year ending May 31, 2008, which is substantially similar to the prior year. For the 2008-year, incentives are to be based on actual total sales, on sales of our focused instruction product line and on our operating income as compared to targets established for each factor. For the fiscal year ending May 31, 2008, the target incentive payout for each of the named executives as a percentage of base salary is the same as it was for the prior year.
The level of participation by each named executive officer in the annual short-term incentive program is established as a targeted percentage of base salary. In addition, performance is scaled based on achieving results above or below targeted performance levels, providing an opportunity to earn more or less than the targeted incentive amount.
The target incentive payouts for Mr. Beckwith, Ms. Miller and Mr. DeMarco under the cash short-term incentive program for fiscal 2007 were equal to 42.5%, 34.0% and 28.3% of their base salaries, respectively, if we achieved our targets. For Mr. Peoples, the incentive program provides for him to receive 30% of the incentive amount paid to Mr Beckwith, which translates to a payment of 38.3% of Mr. People’s base salary where targets have been met. For fiscal 2007, none of the named executives were paid a short-term cash incentive based on our underachievement with respect to our targets.
Bonus
A bonus of $10,000 was paid to Mr. DeMarco in fiscal 2007 in conjunction with his promotion to Executive Vice President.
Long-Term Equity Incentive Compensation
The Committee believes that long-term company performance will be improved through the development of an ownership culture that includes the use of stock-based awards as a part of our executive compensation program. Our incentive plan permits the grant of qualified incentive stock options, non-qualified stock options and restricted stock to our executive officers, employees, consultants and non-employee board members.
The Peoples Educational Holdings, Inc. 1998 Stock Plan (“Stock Plan”), as amended, authorizes 1,000,000 shares of our common stock for issuance under such plan. A total of 983,338 shares have been utilized to issue stock options in prior years, of which 125,489 shares have been exercised and 39,313 shares have been terminated, resulting in a total of 818,536 shares currently under option agreements and 55,975 shares authorized, but unissued under the plan.
No shares were issued to named executives under the Stock Plan in the fiscal year ending May 31, 2007 and none have been issued to date in the current fiscal year. The Committee is studying plans to grant additional options and/or restricted stock grants in the current year consistent with its continued evaluation of the total compensation level of its executives.
In considering any such future grants under the Stock Plan, the Committee will determine the economic value of an award calculated consistent with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R), and will consider the impact of SFAS No. 123(R) on our financial statements. See Note 9 of the notes to our consolidated financial statements included in this Annual Report.

Perquisites and Other Benefits
The Committee believes that it has taken a conservative approach to other elements of its compensation program relative to companies similarly situated to us. We provide our named executive officers with various perquisites and other personal benefits. Each of the named executives is provided an auto allowance, the non-business portion of which is taxable to the named executive. The Company also provided supplemental life insurance to Mr. Peoples and Ms. Miller; the premiums associated with these policies are taxable to Mr. Peoples and Ms. Miller.
Severance Arrangements and Change in Control Plan
Severance Benefits. The Committee believes that severance arrangements for certain of our named executive officers will allow us to continue to attract, motivate and retain the best possible executive talent in a marketplace where such protections are commonly offered. In particular, severance benefits help ease the named executive officer’s burden if he is unexpectedly terminated by us for reasons other than cause. Accordingly, our employment agreements with each of Messrs. Beckwith and DeMarco and with Ms. Miller contain severance arrangements pursuant to which each such executive officer will receive severance benefits if their employment with us is terminated by us without cause or by such executive officer for good reason.
Policies Related to Compensation
Guidelines for Equity Awards
The Committee has approved and adopted guidelines for equity awards, or guidelines. Among other things, the guidelines delineate the authority of our Board of Directors and the Committee with respect to the grant of equity awards, specify procedures for equity awards to be made under various circumstances, address the timing of equity awards in relation to the availability of information about us and provide procedures for grant information to be communicated to and tracked by our human resources and finance departments. The guidelines require that any stock options have an exercise price not less than the fair market value of our common stock on the date of the grant.
Stock Ownership Guidelines
As of the date of this Annual Report, we have not established ownership guidelines for our executive officers or directors.
Compliance with Sections 162(m) and 409A
We generally intend for our executive compensation program to comply with Section 162(m) and Section 409A of the Internal Revenue Code (the “Code”). The Committee currently intends for all compensation paid to the named executive officers to be tax deductible to us pursuant to Section 162(m) of the Code. Section 162(m) provides that compensation paid to the named executive officers in excess of $1,000,000 cannot be deducted by us for Federal income tax purposes unless, in general, such compensation is performance based, is established by a committee of independent directors, is objective and the plan or agreement providing for such performance based compensation has been approved in advance by stockholders. In the future, the Committee may determine to provide compensation, or to adopt a compensation program, that does not satisfy the conditions of Section 162(m) if in its judgment, after considering the additional costs of not satisfying Section 162(m), such compensation or program is appropriate. We had no individuals with non-performance based compensation paid in excess of the Section 162(m) tax deduction limit in the fiscal year ending May 31, 2007.
Section 409A of the Code addresses certain nonqualified deferred compensation benefits payable to our executives and provides that, if such benefits do not comply with Section 409A, they will be taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, our executives are subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

Peoples Educational Holdings, Inc. 1998 Stock Plan
On June 1, 2005, our stockholders approved an amendment of the Peoples Educational Holdings, Inc. 1998 Stock Plan (“Stock Plan”) to increase the number of shares authorized to 1,000,000 shares.
Eligibility and Administration. Officers and other key employees of the Company and its subsidiaries who are responsible for or contribute to the management, growth and/or profitability of the business of the Company and its subsidiaries are eligible to be granted awards under the Stock Plan. Selected consultants under contract to the Company and non-employee directors are also eligible to be granted awards under the Stock Plan. The Stock Plan is administered by the Board, or in its discretion, by a committee of not less than two directors, which has currently been assigned to the full compensation committee of the board of directors (the “Committee”), which is appointed by the Board. The term “Board” as used in this section refers to the Company’s Board of Directors or the Committee.
The Board has the power to make awards, determine the number of shares covered by each award and other terms and conditions of such awards, interpret the Stock Plan, and adopt rules, regulations and procedures with respect to the administration of the Stock Plan. The Board may delegate its authority to officers of the Company for the purpose of selecting key employees who are not officers of the Company to be participants in the Stock Plan.
Awards Under the Stock Plan
The Stock Plan permits the granting of awards to executives, directors, consultants and key employees in the form of incentive stock options, non-qualified stock options and grants of restricted stock. Incentive stock options may be granted only to employees. Non-qualified stock options and restricted stock awards may be granted to non-employee directors and consultants as well as to employees. In the event that stock options or restricted stock awards are granted to members of the Committee, such options or awards must be granted by the Board of Directors.
Stock Options. Under the Stock Plan, the Board may grant stock options that either qualify as “incentive stock options” under the Code or are “non-qualified stock options.” Stock options may be granted in such form and upon such terms as the Board may approve from time to time. Stock options granted under the Stock Plan may be exercised during their respective terms as determined by the Board. The purchase price may be paid by tendering cash or, in the Board’s discretion, by tendering common stock of the Company. No stock option shall be transferable by the optionee or exercised by anyone else during the optionee’s lifetime. Eligible persons will not pay any consideration to the Company in order to receive options, but will pay the exercise price upon exercise of an option.
Stock options may be exercised during varying periods of time after a participant’s termination of employment, depending upon the reason for the termination. Following a participant’s death or termination of employment by reason of disability, the participant’s stock options may be exercised by the legal representative of the estate or the optionee’s legatee, or by the optionee, as applicable, for a period of nine months or until the expiration of the stated term of the option, whichever is less. If the participant’s employment is terminated by reason of retirement or for any other reason, the participant’s stock options may be exercised for a period of three months or until the expiration of the stated term of the option, whichever is less. In the event of termination of employment by reason of disability or retirement, if an incentive stock option is exercised after the expiration of the exercise periods that apply for purposes of Section 422 of the Code, the option will thereafter be treated as a non-qualified stock option.
No incentive stock options may be granted under the Stock Plan after August 31, 2008. The term of an incentive stock option may not exceed 10 years (or 5 years if issued to a participant who owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company, any subsidiary or affiliate). The aggregate fair market value of the common stock with respect to which an incentive stock option is exercisable for the first time by an optionee during any calendar year may not exceed $100,000. The exercise price under an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted (or, in the event the participant owns more than 10% of the combined voting power of all classes of stock of the Company, the option price shall be not less than 110% of the fair market value of the stock on the date the option is granted). The Stock Plan provides that the exercise price for non-qualified stock options granted under the Stock Plan may be less than 100% of the fair market value of the common stock on the date of grant. However, guidelines adopted by the Committee require that any stock options have an exercise price not less than the fair market value of the common stock on the date of the grant.

Restricted Stock. The Board may grant restricted stock awards that result in shares of common stock being issued to a participant subject to restrictions against disposition during a restricted period established by the Board. The Board may condition the grant of restricted stock upon the attainment of specified performance goals or service requirements. The provisions of restricted stock awards need not be the same with respect to each recipient. Restricted stock awards may be granted to the Company’s employees, non-employee directors and consultants.
The restricted stock granted under the Stock Plan will be held in custody by the Company until the restrictions thereon have lapsed. During the period of the restrictions, a participant has the right to vote the shares of restricted stock and to receive cash dividends. Unless and until any restrictions on the shares shall have lapsed, participants shall have no right to sell, transfer, pledge or assign the restricted stock awarded under the Stock Plan. Notwithstanding the foregoing, all restrictions with respect to restricted stock lapse ten (10) business days prior to the occurrence of a dissolution, merger or other significant corporate change in the Company, as provided in the Stock Plan. Except as otherwise provided in the award agreement, upon termination of employment of a participant voluntarily by the participant or for Cause (as defined therein), all such shares with respect to which restrictions have not lapsed will be forfeited by the participant, subject to the right of the Committee to waive such restrictions in the event of a participant’s death, total disability, retirement or under special circumstances approved by the Committee. If employment is terminated for any other reason, all remaining restrictions on the shares shall immediately lapse and complete beneficial ownership of the shares shall vest in the participant or, if applicable, his or her estate.
Amendment. The Board may amend, alter, or discontinue the Stock Plan in any respect; provided, however, that no such amendment, alteration or discontinuation may impair the terms and conditions of any option or award without the consent of the participant.
General Provisions. The Board may, at the time of any grant, provide that the shares received under the Stock Plan shall be subject to repurchase by the Company in the event of termination of employment of the participant. The repurchase price will be the fair market value of the stock or, in the case of a termination for cause, the amount of consideration paid for the stock. The Board may also, at the time of grant, provide the Company with similar repurchase rights, upon terms and conditions specified by the Board, with respect to any participant who, at any time within two years after termination of employment with the Company, directly or indirectly competes with, or is employed by a competitor of, the Company.
Federal Income Tax Consequence
Incentive Stock Options. Some of the options to be granted to employees pursuant to the Stock Plan may be intended to qualify as incentive stock options under Section 422 of the Code. Under present law, the optionee recognizes no taxable income and the Company does not receive a deduction when the incentive stock option is granted. In addition, an optionee generally will not recognize taxable income upon the exercise of an incentive stock option if he or she exercises it as an employee or within three months after termination of employment (or within one year after termination if the termination results from a permanent and total disability). However, the amount by which the fair market value of the shares at the time of exercise exceeds the aggregate exercise price paid will be alternative minimum taxable income for purposes of applying the alternative minimum tax.
If the optionee does not dispose of the shares acquired upon such exercise for a period of two years from the granting of the incentive stock option and one year after exercise of the option, the optionee will receive capital gains treatment on any gain recognized when he or she sells the shares. The Company is not entitled to any compensation expense deduction under these circumstances. If the applicable holding periods are not satisfied, then any gain recognized in connection with the disposition of such stock will generally be taxable as ordinary compensation income in the year in which the disposition occurred, in the amount by which the lesser of (i) the fair market value of such stock on the date of exercise, or (ii) the amount recognized on the disposition of the shares, exceeds the option exercise price. The balance of any gain or loss recognized on such a premature disposition will be characterized as a capital gain or loss. The Company is entitled to a corresponding tax deduction in an amount equal to the ordinary compensation income recognized by the optionee as a result of the early disposition.

Nonqualified Stock Options. Nonqualified stock options granted under the Stock Plan are not intended to and do not qualify for the tax treatment described above for incentive stock options. Under present law, an optionee generally will not recognize any taxable income at the time a nonqualified stock option is granted to the optionee pursuant to the Stock Plan. Upon exercise of the option, the optionee will recognize ordinary compensation income in an amount equal to the excess of the fair market value of the shares on the date of exercise over the aggregate exercise price. The amount recognized as ordinary income by the optionee will increase the optionee’s basis in the shares acquired pursuant to the exercise of the nonqualified stock option. The Company is entitled to a corresponding tax deduction in an amount equal to the ordinary compensation income recognized by the optionee upon exercise of the nonqualified stock option. Upon the subsequent sale of shares by the optionee, any resulting gain or loss will generally be characterized as long-term or short-term capital gain or loss, depending upon the optionee’s holding period for such shares.
Restricted Stock. The grant of restricted stock should not result in immediate income for the participant or a deduction for the Company for federal income tax purposes, assuming the shares are nontransferable and subject to restrictions which would result in a “substantial risk of forfeiture” as intended by the Company. A participant who receives an award of restricted stock will recognize ordinary compensation income when the restrictions on such shares lapse, in an amount equal to the excess of the fair market value of such shares at the time the restrictions lapse over the amount paid for the shares, if any. The Company is normally entitled to a corresponding tax deduction in an amount equal to the ordinary compensation income recognized by a participant with respect to shares awarded pursuant to the Stock Plan
If the participant makes an election with respect to such shares under Section 83(b) of the Code, not later than 30 days after the date shares are transferred to the participant pursuant to such award, the participant will recognize ordinary income at the time of transfer in an amount equal to the excess of the fair market value of the shares covered by the award (determined without regard to any restriction other than a restriction which by its terms will never lapse) at the time of such transfer over the price, if any, paid for such shares.
Performance-Based Compensation
Awards (other than stock options) granted under the plan are designed to qualify for the performance-based exception from the tax deductibility limitations of Section 162(m) of the Code and will be based on one or more of the following objective performance measures:
•	earnings (either in the aggregate or on a per share basis);

•	net income or loss (either in the aggregate or on a per share basis);

•	operating profit;

•	EBITDA or adjusted EBITDA;

•	growth or rate of growth in cash flow;

•	cash flow provided by operations (either in the aggregate or on a per share basis);

•	free cash flow (either in the aggregate or on a per share basis);

•	costs;

•	gross revenues;

•	reductions in expense levels in each case, where applicable, determined either on a company-wide basis or in respect of any one or more business units;

•	operating and maintenance cost management and employee productivity;

•	stockholder returns (including return on assets, investments, equity, or gross sales);

•	return measures (including return on assets, equity, or sales);

•	growth or rate of growth in return measures;

•	share price (including growth measures and total stockholder return or attainment by the shares of a specified value for a specified period of time);

•	net economic value;

•	economic value added;

•	aggregate product unit and pricing targets;

•	strategic business criteria, consisting of one or more objectives based on meeting specified revenue, market share, market penetration, geographic business expansion goals, objectively identified project milestones, production volume levels, cost targets, and goals relating to acquisitions or divestitures;

•	achievement of business or operational goals such as market share and/or business development;

•	achievement of diversity objectives;

•	results of customer satisfaction surveys; or

•	debt ratings, debt leverage and debt service.
Change in Control
Except as otherwise set forth in an award agreement, in the event of a change in control of the Company, all awards will become vested and all restrictions will lapse, as applicable. The Committee may, in order to maintain a grantee’s rights in the event of any change in control, (1) make any adjustments to an outstanding award to reflect such change in control or (2) cause the acquiring or surviving entity to assume or substitute rights with respect to an outstanding award.
Termination of Employment
With respect to stock options granted pursuant to an award agreement, unless the applicable award agreement provides otherwise, in the event of a grantee’s termination of employment or service for any reason other than cause, retirement, disability or death, such grantee’s stock options (to the extent exercisable at the time of such termination) will remain exercisable until three months after such termination and thereafter will be cancelled and forfeited to us. Unless the applicable award agreement provides otherwise, in the event of an grantee’s termination of employment or service due to retirement, disability or death, such grantee’s stock options (to the extent exercisable at the time of such termination) will remain exercisable until nine months after such termination and thereafter will be cancelled and forfeited to us. In the event of a grantee’s termination of employment or service for cause, such grantee’s outstanding stock options will immediately be cancelled and forfeited to us.
With respect to restricted stock, in the event of a grantee’s termination of employment or service for any reason, all unvested shares will be forfeited to us unless (i) the applicable award agreement provides otherwise or (ii) the Committee, in its sole discretion, determines to waive in whole or in part the remaining restrictions.
Amendment and Termination
Unless the plan is earlier terminated by our board of directors, the plan will automatically terminate on August 31, 2008. Awards granted before the termination of the plan may extend beyond that date in accordance with their terms. The Committee is permitted to amend the plan or the terms and conditions of outstanding awards, including to extend the exercise period and accelerate the vesting schedule of such awards. Stockholder approval of any such amendment will be obtained if required to comply with applicable law or the rules of NASDAQ.
Transferability
Unless otherwise determined by the Committee, awards granted under the plan are not transferable except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order.
Adjustments
In the event a stock dividend, stock split, reorganization, recapitalization, spin-off, or other similar event affects shares such that the Committee determines an adjustment to be appropriate to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the plan, the Committee will (among other actions and subject to certain exceptions) adjust the number and type of shares available under the plan, the number and type of shares subject to outstanding awards and the exercise price of outstanding stock options and other awards.
On November 7, 2006 we filed a registration statement on Form S-8 covering the shares of our common stock reserved for issuance under the plan.

Non-qualified Deferred Compensation for 2007
Our named executive officers did not earn any non-qualified deferred compensation benefits from us during the fiscal year ended May 31, 2007.
Pension Benefits
Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or supplemental retirement plans sponsored by us during the fiscal year ended May 31, 2007.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee is currently composed of Messrs. Bergstrom(Chair), Christianson, and Dolan. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation, stock options, and benefits of officers and employees. No member of the Compensation Committee is or in the past five years has been an executive officer or employee of the Company (or any of its subsidiaries), and no “compensation committee interlocks” existed during fiscal 2007.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.
Submitted by the Compensation Committee
John C. Bergstrom (Chair), Anton J. Christianson, James P. Dolan
Summary of Cash and Certain Other Compensation
The following table shows, for fiscal 2007, the compensation earned by or awarded to Brian T. Beckwith, the Company’s Chief Executive Officer and President, Michael DeMarco, the Company’s Chief Financial Officer, and the two other most highly compensated executives officer of the Company whose compensation is at least $100,000 (collectively with Mr. Beckwith and Mr. DeMarco, the “Names Executives”). For a discussion of the amount of salary and bonus in proportion to total compensation, as well as other material factors related to summary compensation, please see the “Compensation Discussion and Analysis” section of this Annual Report.

Summary Compensation Table for Fiscal Year Ended May 31, 2007

			Non-Equity
			Incentitive		(c )	(b )
			Plan	(a)	Option	All Other
Name and Principal Position	Year	Salary	Compensation	Bonus	Awards	Compensation	Total

Brian T. Beckwith	2007	$300,000	$—	$—	$26,821	$2,159	$328,980
President and Chief Executive Officer

Michael DeMarco	2007	$181,725	$—	$10,000	$3,483	$692	$195,900
Executive Vice President and Chief Financial Officer

Diane Miller	2007	$162,098	$—	$—	$3,483	$9,195	$174,776
Executive Vice President and Chief Creative Officer

James P. Peoples	2007	$100,000	$—	$—	$—	$3,839	$103,839
Chairman, Senior Advisor

(a)	The Company paid Mr. DeMarco a $10,000 bonus in connection with his promotion to Executive Vice President in January 2007.

(b)	The named executives receive a car allowance and the non-business portion of this allowance is included as taxable income to the named executive. For 2007, the taxable amounts were as follows: Mr. Beckwith — $2,160; Mr. DeMarco — $692; Mr. Peoples — $2,880; and Ms. Miller — $7,200. In addition, the Company provided supplemental life insurance to Mr. Peoples and Ms. Miller. The 2007 premiums associated with these policies were taxable income as follows; Mr. Peoples — $959; and Ms. Miller — $1,995.

(c)	These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2007 in accordance with SFAS No. 123R, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 9 to the Consolidated Financial Statements for the fiscal year ended May 31, 2007. The following table sets forth additional information regarding the expense recorded for fiscal 2007:
Supplemental Table for Options Awards Column
For the Fiscal Year Ended May 31, 2007

		Number	Expense
	Grant	of Shares	Recorded
Name and Principal Position	Date	Granted	in 2007

Brian T. Beckwith	1/2/2002	125,000	$8,733
President and Chief Executive Officer	7/30/2004	48,000	$13,805
	10/3/2005	10,000	$4,283
Total			$26,821

Michael DeMarco	10/3/2005	5,000	$3,483
Executive Vice President and Chief Financial Officer

Diane Miller	10/3/2005	5,000	$3,483
Executive Vice President and Chief Creative Officer

James P. Peoples	—	—	—
Chairman, Senior Advisor

Grants of Plan-Based Awards for Fiscal Year Ended May 31, 2007
During fiscal 2007, there were no stock option grants to the Named Executives.
Outstanding Equity Awards at May 31, 2007
The following table provides a summary of equity awards outstanding for each of the Named Executives as of the end of fiscal 2007:

		Option Awards
		Number of Securities
		Underlying
		Unexercised Options		Option
				Exercise	Option
		(#)	(#)	Price	Expiration
Named Executive		Exercisable	Unexercisable	($)	Date

Brian T. Beckwith	(1)	108,331	16,669	$3.00	1/1/2012
President and	(2)	—	48,000	$4.50	7/30/2012
Chief Executive Officer	(3)	5,000	5,000	$5.20	10/3/2010
		125,000	—	$3.00	12/18/2011

Michael DeMarco		15,000	—	$3.60	6/23/2013
Executive Vice President and		30,000	—	$3.00	5/17/2012
Chief Financial Officer		10,000	—	$3.50	12/29/2010
	(4)	2,500	2,500	$5.20	10/3/2010
		2,000	—	$3.00	12/21/2009
		10,000	—	$3.00	5/31/2009

Diane Miller		75,000	—	$3.00	10/26/2011
Executive Vice President and	(4)	2,500	2,500	$5.20	10/3/2010
Chief Creative Officer

James P. Peoples		—	—	$—	—
Chairman, Senior Advisor

(1)	Becomes exercisable with respect to 16,669 shares on January 1, 2008

(2)	Becomes exercisable with respect to 11,109 shares on January 1, 2008, 22,222 shares on January 1, 2009, and 14,669 shares on January 1, 2010.

(3)	Becomes exercisable with respect to 2,500 shares on each of October 3, 2007 and 2008

(4)	Becomes exercisable with respect to 1,250 shares on each of October 3, 2007 and 2008
Option Exercises and Stock Vested for Fiscal Year Ended May 31, 2007
None of the Named Executives exercised any stock options during the fiscal year ended May 31, 2007.
Potential Payments Upon Termination
Brian T. Beckwith, our President and Chief Executive Officer, entered into an employment agreement in 2001, which was amended in July 2004. The agreement, as amended, is for a term ending in December 2008 and will continue thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. Beckwith ceases to be employed. In consideration for these covenants, Mr. Beckwith will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. Beckwith is terminated by the Company without cause, or if Mr. Beckwith resigns for good reason, Mr. Beckwith is entitled to 18 months of severance at his then-current annual salary. If we provide Mr. Beckwith notice of non-renewal, Mr. Beckwith is entitled to 12 months of severance at his then-current annual salary. The agreement also provides for, under certain circumstances, our repurchase right and Mr. Beckwith’s put right to the Company with respect to Company stock owned by Mr. Beckwith following termination of his employment which he has acquired upon exercise of stock options and held for at least one year.

Michael L. DeMarco, our Executive Vice President and Chief Financial Officer, entered into an employment agreement in May 2002, which was most recently amended in June 2007. The agreement, as amended, is for a term ending in May 2008 and will continue thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company. In consideration for these covenants, Mr. DeMarco will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. DeMarco is terminated without cause or resigns for good reason, Mr. DeMarco is entitled to 12 months salary as severance at his then-current annual salary .
Diane M. Miller, our Executive Vice President and Chief Creative Officer, entered into an employment agreement in 1990, which was amended and restated in November 2004. The agreement has an initial term of three years and will continue thereafter for successive one-year periods unless terminated by either party at least 180 days prior to the end of the contract year. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Ms. Miller ceases to be employed. In consideration for these covenants, Ms. Miller will receive on a monthly basis, 60% of her monthly salary in effect at the time her employment ceased. If Ms. Miller is terminated without cause or if Ms. Miller resigns for good reason, Ms. Miller is entitled to 12 months of severance at the rate in effect at the time her employment ceased. We have a right of first refusal with respect to any share transfers of Company stock by Ms. Miller to a competitor.
Mr. Peoples, our Chairman of the Board of Directors and Senior Advisor, entered into an employment agreement in June 2003, with a term ending July 31, 2008. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. Peoples ceases to be employed. In consideration for these covenants, Mr. Peoples will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. Peoples is terminated without cause or if Mr. Peoples resigns for good reason, we shall pay Mr. Peoples his salary, benefits, and incentive compensation through July 31, 2008.
Compensation of Non-Management Directors.
We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. For 2007, each non-management member of the Board of Directors received on a quarterly basis $3,000 for services as a director plus $500 for each committee on which they served, plus an additional $500 for each committee of which they were the chair. Mr. Bergstrom received an additional $1,000 per quarter for his services on the audit and compensation committee. Non-employee directors were also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, each non-employee director received an annually, a nonqualified option to purchase 2,000 shares of our common stock at an option price equal to the fair market value of our common stock on the date that the option is granted. The options are exercisable in annual increments of 25% each over a four-year period during the term of the options, which range from five years to eight years. On October 11, 2006, all non-management directors received options to purchase 2,000 shares each at $4.78 per share upon the terms described above.
Non-Management Director Compensation for the Fiscal Year Ended May 31, 2007

	Fees	Option		Other
	Earned	Awards		Compensation	Total

G. Thomas Ahern	$14,000	$5,948	(b)	$—	$19,948
John C. Bergstrom	$24,000	$2,976	(b)	$—	$26,976
Richard J. Casabonne	$14,000	$2,976	(b)	$23,000 (a)	$39,976
Anton J. Christianson	$18,000	$2,976	(b)	$—	$20,976
James P. Dolan	$20,000	$2,976	(b)	$—	$22,976

(a)	Represents the amount paid for consulting services to Casabonne Associates, of which Richard J. Casabonne is the principal owner.

(b)	These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2007 in accordance with SFAS No. 123R, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 9 to the Consolidated Financial Statements for the fiscal year ended May 31, 2007. The following table sets forth additional information regarding the expense recorded for fiscal 2007:
Supplemental Table for Options Awards
For the Fiscal Year Ended May 31, 2007

		Number	Expense
	Grant	of Shares	Recorded
Name	Date	Granted	in 2007

G. Thomas Ahern	6/22/2006	10,000	$4,206
	10/11/2006	2,000	$1,742
Total			$5,948

John C. Bergstrom	5/13/2004	4,000	$616
	3/1/2005	2,000	$618
	10/11/2006	2,000	$1,742
Total			$2,976

Richard J. Casabonne	5/13/2004	4,000	$616
	3/1/2005	2,000	$618
	10/11/2006	2,000	$1,742
Total			$2,976

Anton J. Christianson	5/13/2004	4,000	$616
	3/1/2005	2,000	$618
	10/11/2006	2,000	$1,742
Total			$2,976

James P. Dolan	5/13/2004	4,000	$616
	3/1/2005	2,000	$618
	10/11/2006	2,000	$1,742
Total			$2,976

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information provided to the Company as to the beneficial ownership of our Common Stock as of August 1, 2007 by (i) the only stockholders known to the Company to hold 5% or more of such stock, and (ii) each of the directors, the Named Executives set forth in the Summary Compensation Table in Item 11, and directors and officers as a group.

	Common Stock
	Beneficially
Beneficial Owner	Owned	Total (%)
Anton J. Christianson (1) (2)	1,900,254	42.6%
NAP & CO — c/o Delaware State Pension Fund (3)	603,151	13.6%
James J. Peoples (4)	571,581	12.9%
Dolphin Offshore Partners, Inc. (5)	361,887	8.1%
Diane M. Miller (1) (4)	328,516	7.3%
Brian T. Beckwith (1) (4)	262,789	5.6%
Michael L. DeMarco (1)	69,500	1.5%
John C. Bergstrom (1)	58,650	1.3%
James P. Dolan (1)	50,834	1.1%
Richard Casabonne (1)	29,334	*
G. Thomas Ahern (1)	9,500	*
Directors and Officers as a group (9 persons) (1) (2)	3,280,958	66.3%

*	Less than 1%

(1)	Includes shares of Common Stock subject to outstanding stock options exercisable within 60 days as follows: Mr. Christianson, 18,334 shares; Ms. Miller, 77,500 shares; Mr. Beckwith, 238,331 shares; Mr. DeMarco, 69,500 shares; Mr. Bergstrom, 18,334 shares; Mr. Dolan, 50,834 shares; Mr. Casabonne, 29,334 shares; Mr. Ahern, 5,500 and directors and officers as a group, 507,667 shares.

(2)	Mr. Christianson’s ownership includes ownership of 1,813,363 shares owned by School Power Limited Partnership, and 68,557 shares owned by Adam Smith Activist Fund, LLC. The general partners of School Power Limited Partnership are Gordon Stofer and Adam Smith Companies, LLC. Mr. Christianson is the manager of and controls Adam Smith Companies, LLC. The managing member of Adam Smith Activist Fund is Adam Smith Management, LLC. Mr. Christianson is the manager of Adam Smith Management, LLC and has investment power with respect to the securities owned by Adam Smith Activist Fund, LLC. Mr. Christianson and Mr. Stofer share voting and investment powers with respect to the securities owned by School Power Limited Partnership. Adam Smith Companies, LLC, Adam Smith Management, LLC, Mr. Christianson and Mr. Stofer disclaim beneficial ownership of the securities owned by School Power Limited Partnership and Adam Smith Activist Fund, LLC except to the extent of their pecuniary interest in such securities. The address of Mr. Christianson, Mr. Stofer, Adam Smith Activist Fund, LLC and School Power Limited Partnership is 301 Carlson Parkway, Suite #103, Minnetonka, MN 55305

(3)	The address of the Delaware State Pension Fund is 860 Silver Lake Boulevard, McArdle Building, Suite #1, Dover, Delaware 19904.

(4)	The address of Mr. Peoples, Ms. Miller and Mr. Beckwith is 299 Market Street, Saddle Brook, New Jersey 07663-5316.

(5)	The general partner of Dolphin Direct Equity Partners, L.P. is Dolphin Advisors, LLC, and the managing member of Dolphin Advisors, LLC is Dolphin Management, Inc. Peter E. Salas is the President and sole owner of Dolphin Management, Inc. and exercises voting and investment powers with respect to the securities owned by Dolphin Direct Equity Partners, L.P. Dolphin Advisors, LLC, Dolphin Management, Inc. and Mr. Salas disclaim beneficial ownership of the securities owned by Dolphin Direct Equity Partners, L.P. except to the extent of their pecuniary interest in such securities. The address of Dolphin Direct Equity Partners, L.P. is 129 East 17th Street, New York, NY 10003.
Equity Compensation Plan Table
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of May 31, 2007.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	818,536	$3.46	55,975

Equity compensation plans not approved by security holders	37,500	$3.00	—

Total	856,036	$3.44	55,975

With respect to the equity compensation plan not approved by shareholders, an employee, Mr. Prima received a non-qualified stock option to purchase 37,500 shares of our Common Stock in 1999 upon his joining the Company outside of our 1998 Stock Option Plan. The exercise price of this option is $3.00 per share and it has a 10-year term.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
The Company paid Marketing Works $49,000 for marketing services provided during fiscal 2007. Mr. Richard J. Casabonne, one of the Company’s directors, was a principal in Marketing Works until October 1, 2006.
Kenneth Miller, spouse of Diane Miller, an officer and director of the Company, performed consulting services for the Company, primarily related to the Company’s development of its electronic product offerings, for which he received payment of $36,000 for fiscal 2007.
The Audit Committee, currently comprised of Messrs. Ahern, Bergstrom (Chair) and Dolan, is responsible for the review and approval of all related-party transactions between the Company and any executive officer, director or director nominee of the Company, or any immediate family member of any such person. In addition, all related-party transactions that come within the disclosures required by Item 404 of the SEC’s Regulation S-K must also be approved by the Audit Committee. The policies and procedures regarding the approval of all such related-party transactions have been approved at a meeting of the Audit Committee and are evidenced in the corporate records of the Company.
Director Independence
The Board of Directors of the Company has determined that Messrs. Ahern, Bergstrom, Casabonne, Christianson and Dolan are “independent” directors, as that term is defined under the rules of The NASDAQ Stock Market for companies included in The NASDAQ Capital Market.

ITEM 14. Principal Accounting Fees and Services
Independent Auditors’ Fees
In connection with the fiscal year ended May 31, 2007 (fiscal 2007) and the five month period ended May 31, 2006 (fiscal 2006), McGladrey & Pullen, LLP and its related entity RSM McGladrey, Inc., provided various audit and non-audit services to the Company and billed the Company for these services as follows:
(a)	Audit Fees. Fees for audit services totaled $110,432 and $69,908 in fiscal 2007 and fiscal 2006, respectively, including fees for the annual audits and the reviews of the Company’s quarterly reports on Form 10-Q.

(b)	Audit-Related Fees. Fees for audit-related services totaled $7,800 and $2,810 in fiscal 2007 and fiscal 2006, respectively. These services related to responding to technical and accounting questions and the related research, and meetings with management.

(c)	Tax Fees. Fees for tax services, including certain tax compliance assistance, totaled $1,650 and $260 in fiscal 2007 and fiscal 2006.

(d)	All Other Fees. There were no other services provided by McGladrey & Pullen, LLP or RSM McGladrey, Inc., not included above, in either fiscal 2007 or fiscal 2006.
The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis. All of the services provided by the independent registered public accounting firm during fiscal 2007 and fiscal 2006, including services related to the Audit-Related Fees and Tax Fees, have been approved by the Audit Committee under its pre-approval process. The Audit Committee has considered whether the provision of services related to the Audit-Related Fees, Tax Fees and All Other Fees was compatible with maintaining the independence of McGladrey & Pullen, LLP and determined that such services did not adversely affect the independence of McGladrey & Pullen, LLP.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a)	(1) Financial Statements. The Company’s Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm were included in Item 8 of the Annual Report as originally filed.
(2)	Financial Statements Schedules: The following financial statement schedule was included in the Annual Report as originally filed:
                   Schedule II – Valuation and Qualifying Accounts
(3)	Exhibits. The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2001).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated May 23, 2007).

10.1	Registrant’s 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-KSB for the year ending December 31, 1998).

10.2	Employment Agreement between Peoples Education, Inc. and James J. Peoples, dated June 30, 2003 (incorporated by reference to Exhibit 10 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003) as amended by Amendment to Employment Agreement dated June 17, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 17, 2005), as amended by Second Amendment to Employment Agreement dated July 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated September 11, 2006) and as amended by Third Amendment to Employment Agreement dated August 3, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated August 3, 2007)

10.3	Amended and Restated Employment Agreement between Peoples Education, Inc. and Diane M. Miller dated July 1, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-KSB for the year ended December 31, 2001), as amended by Amendment to Employment Agreement dated November 19, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 22, 2004).

10.4	Amended and Restated Employment Agreement between the Company and Michael L. DeMarco dated May 17, 2002 (incorporated by reference to Exhibit 10 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002) as amended by Amendment to Employment Agreement dated October 4, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 4, 2005) and by Second Amendment to Employment agreement dated June 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrants Form 8-K dated June 1, 2007)

10.5	Employment Agreement between the Company and Brian T. Beckwith dated December 18, 2001 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-KSB for the year ended December 31, 2001), as amended by Amendment to Employment Agreement dated July 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004).

EXHIBIT NO.	DESCRIPTION

10.6	Loan Agreement dated February 15, 2007, by and between Peoples Educational Holdings, Inc. and Sovereign Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 15, 2007).

10.7	$10 million Revolving Credit Promissory Note dated February 15, 2007 payable by Peoples Educational Holdings, Inc. to Sovereign Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated February 15, 2007).

10.8	$10 million Term Promissory Note dated February 15, 2007 payable by Peoples Educational Holdings, Inc. to Sovereign Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated February 15, 2007).

10.9	Security Agreement dated February 15, 2007, by and between Peoples Educational Holdings, Inc., Peoples Education, Inc. and Sovereign Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated February 15, 2007).

10.10	Guaranty and Suretyship Agreement dated February 15, 2007, by Peoples Educational Holdings, Inc. and Peoples Education, Inc. in favor of Sovereign Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated February 15, 2007).

10.11	Pledge of Stock Agreement dated February 15, 2007, by Peoples Educational Holdings, Inc. in favor of Sovereign Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K dated February 15, 2007).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Form 10-KSB for the year ended December 31, 2003).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Form 10-K for the year ended May 31, 2007).

23.1	Consent of McGladrey & Pullen, LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K for the year ended May 31, 2007).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES EDUCATIONAL HOLDINGS, INC.

Date: September 28, 2007
/s/ Brian T. Beckwith
Brian T. Beckwith, Chief Executive Officer and President (principal executive officer)