Form 10-Q
period 2007-08-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2007-10-10
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
(201) 712-0090
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practical date: 4,432,002 shares of Common Stock (par value $0.02 per share) outstanding on September 28, 2007.

Part I
Financial Information
Item 1. Financial Statements
PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	UNAUDITED	AUDITED
(In Thousands-Except Shares)	August 31, 2007	May 31, 2007

ASSETS

Current Assets
Cash	$156	$98

Accounts Receivable Net of Allowances for Doubtful Accounts and Returns	7,792	3,961
Inventory	5,035	5,270
Prepaid Expenses and Other	451	334
Prepaid Marketing Expenses	979	638
Deferred Income Taxes	871	871

Total Current Assets	15,284	11,172

Equipment and Leasehold Improvements- At Cost, Less Accumulated Depreciation of $1,767 and $1,692, respectively	655	697

Other Assets
Deferred Prepublication Costs, Net	17,080	17,180
Deferred Income Taxes	386	1,155
Trademarks, Net	170	141
Prepaid Expenses and Other	329	370
Prepaid Marketing Expenses	901	1,036

Total Other Assets	18,866	19,882

Total Assets	$34,805	$31,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$603	$649
Accounts Payable	11,312	6,304
Accrued Compensation	373	547
Other Accrued Expenses	378	327
Deferred Revenue	564	327

Total Current Liabilities	13,230	8,154

Long Term Obligations, Less Current Maturities	13,208	16,405

Total Liabilities	26,438	24,559

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, authorized 1,500,000 shares; none issued
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,441,173 as to both periods	89	89
Additional Paid In Capital	7,887	7,875
Retained Earnings (Accumulated Deficit)	455	(708)
Treasury Stock - 16,232 shares as to both periods, at cost	(64)	(64)

Total Stockholders’ Equity	8,367	7,192

Total Liabilities and Stockholders’ Equity	$34,805	$31,751

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except EPS)

	Three Months Ended
	August 31,
	2007	2006
Revenue, Net	$16,867	$15,347

Cost of Revenue
Direct Costs	8,703	7,758
Prepublication Cost Amortization	1,703	1,443

Total	10,406	9,201

Gross Profit	6,461	6,146

Selling, General and Administrative Expenses	4,129	4,167

Income from Operations	2,332	1,979

Other Expenses (Income), Net	12	(6)
Interest Expense	388	258

Net Income Before Income Taxes	1,932	1,727

Income Tax Expense	769	691

Net Income	$1,163	$1,036

Net Income per Common Share:
Basic	$0.26	$0.23
Diluted	$0.26	$0.23

Weighted-average Number of Common Shares Outstanding:
Basic	4,409	4,439
Diluted	4,499	4,595

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

		Additional	Retained
	Common	Paid-In	Earnings	Treasury
(In Thousands — Except Shares)	Stock	Capital	(Deficit)	Stock	Total

Balance at May 31, 2007	$89	$7,875	$(708)	$(64)	$7,192

Stock-Based Compensation	—	12	—	—	12

Net Income	—	—	1,163	—	1,163

Balance at August 31, 2007	$89	$7,887	$455	$(64)	$8,367

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	August 31,
	2007	2006
Cash Flows From Operating Activities
Net Income	$1,163	$1,036
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	75	82
Amortization of Prepublication Costs and Intangible Assets	1,704	1,446
Stock-Based Compensation	12	28
Deferred Income Taxes	769	692
Changes in Assets and Liabilities
Accounts Receivable	(3,831)	(3,882)
Inventory	235	(348)
Prepaid Expenses and Other	(76)	(58)
Prepaid Marketing Expenses	(206)	—
Accounts Payable and Accrued Expenses	4,885	3,788
Deferred Revenue	237	5
Income Taxes Payable or Refundable	—	3

Net Cash Provided By Operating Activities	4,967	2,792

Cash Flows From Investing Activities
Purchases of Equipment and Leasehold Improvements	(33)	(81)
Expenditures for Intangibles	(30)	(14)
Expenditures for Prepublication Costs	(1,603)	(1,804)

Net Cash Used In Investing Activities	(1,666)	(1,899)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(3,187)	(962)
Purchases of Treasury Stock	—	(4)
Principal Payments On Long-Term Debt	(56)	(280)

Net Cash Used In Financing Activities	(3,243)	(1,246)

Net Increase (Decrease) in Cash	58	(353)

Cash
Beginning of Period	98	750

End of Period	$156	$397

Supplemental Cash Flow Information
Cash Payments for:
Interest	$344	$258
Income Taxes	$—	$—

See Notes to Consolidated Financial Statements

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
NOTE 1 – Basis of Presentation
Nature of business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), formerly known as The Peoples Publishing Group, Inc., publishes and markets its own supplementary educational textbooks and materials for the K –12 school market. The materials are predominantly state-specific and standards-based, focused on state-required tests. PE distributes other publisher’s college textbooks and supplements to the high school Advanced Placement market. In addition, PE also publishes its own proprietary supplemental material for the Advanced Placement market. Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the Company.
The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the period ended August 31, 2007, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2007.
Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.
NOTE 2 – Revenue Recognition and Accounts Receivable
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of August 31, 2007 and May 31, 2007 were approximately $891,000, and, $478,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. The Company recognizes subscription based revenue on its Measuring Up e-Path® prorata over the life of the agreement.
The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at August 31, 2007 and May 31, 2007.
NOTE 3 – Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share. The weighted average common shares outstanding included 90,580 and 156,074, shares of common stock equivalents for the three months ended August 31, 2007 and 2006, respectively.

NOTE 4– Deferred Prepublication Costs
Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs and the balances as of August 31, 2007 and 2006 are as follows:
(In Thousands)

	Three Months Ended
	August 31
	2007	2006

Balances, Beginning	$17,180	$16,605
Prepublication Cost Additions	1,603	1,804
Amortization Expense	(1,703)	(1,443)

Balances, Ending	$17,080	$16,966

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

For the remainder of fiscal 2008	$5,462
For the year ended May 31, 2009	5,042
For the year ended May 31, 2010	3,222
For the year ended May 31, 2011	2,048
For the year ended May 31, 2012	1,082
Thereafter	224

$17,080

Future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.
NOTE 5 – Trademarks
Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances as of August 31, 2007 and 2006 are as follows:
(In Thousands)

	Three Months Ended
	August 31
	2007	2006

Balances, Beginning	$141	$126
Additions	30	14
Amortization Expense	(1)	(3)

Balances, Ending	$170	$137

The estimated future amortization expense related to these intangibles is expected to range from approximately $4,000 to $8,000 in each of the next five years.
NOTE 6 – Prepaid Marketing Expense
The costs of catalogs and promotional materials, which have not been completed or delivered to customers, are carried as a prepaid expense until the actual date of completion and mailing. Prepaid samples consist of workbooks that will be distributed to educators over the next three years and are expensed as they are distributed. Marketing expenses, include samples, catalogs and promotional materials.

Prepaid marketing expenses are presented in the balance sheets as follows:
(In Thousands)

	August 31, 2007	May 31, 2007
Total Prepaid Balance	$1,880	$1,674
Less current portion	979	638

Long-term balance	901	1,036

The estimated expense of prepaid marketing expense is expected to be as follows:
(In Thousands)

For the remainder of fiscal 2008	$844
For the year ended May 31, 2009	541
For the year ended May 31, 2010	495
NOTE 7 – Financing Arrangements
On February 15, 2007, the Company entered into a $20 million credit agreement with Sovereign Bank to refinance its previous bank credit agreement with Manufacturers and Traders Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.
•	The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. At August 31, 2007, $3.6 million was outstanding under this facility, and $6.4 million was available for borrowing.

•	The term loan is for $10 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit for $5 million of the $10 million outstanding. We entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. The change in the fair value of the interest rate swap will be recognized as interest expense during each reporting period. As of August 31, 2007, we have a recorded $54,000 of interest expense as a result of the mark-to-market interest rate adjustment related to our swap agreement on our term loan.
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

NOTE 8 – Stock-Based Compensation
We recognized $12,000 and $28,000 of stock-based compensation expense for the quarters ended August 31, 2007 and 2006. To calculate the option-based compensation expense under SFAS 123R, we use the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding certain subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate assumption is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, holding period, and forfeitures of options assumptions are based on historical experience.
The following table represents stock option activity for the three months ended August 31, 2007:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract
	Shares	Price	Life
Outstanding options at 5/31/07	856,036	$3.44
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding options at 8/31/07	856,036	$3.44	3.93 Yrs.

Outstanding exercisable at 8/31/07	822,102	$3.40	3.75 Yrs.

The weighted average fair value at date of grant for options granted was estimated using the Black-Scholes option-pricing model.  Assumptions used by the Company related to the three months ended August 31, 2007 were an expected dividend yield rate of 0%, an expected stock price volatility of 43%, a risk free interest rate of 4.3% to 6.3%, and an expected life of the options of five years. Shares available for future stock grants to employees and directors under existing plans were 55,975 at August 31, 2007. At August 31, 2007, the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was $517,000. No options were exercised during the three months ended August 31, 2007.
At August 31, 2007, there was approximately $43,000 of unrecognized compensation cost related to share-based payments, which are expected to be recognized over a weighted-average period of five years.
NOTE 9 – Income Taxes
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended August 31, 2007 and 2006 were approximately 40%.
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on June 1, 2007. Our condensed consolidated financial statements as of and for the quarter ended August 31, 2007 reflect the impact of FIN 48, but the condensed consolidated financial statements for the first quarter of 2006 have not been restated to reflect, and do not include, the impact of FIN 48. The implementation of FIN 48, did not have a material impact on the Company’s consolidated financial statements.
NOTE 10 – Recently Issued Accounting Standards
In March 2005, the FASB issued FASB Interpretation No. 47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for the Company in the first quarter of fiscal 2006. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.
We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, on June 1, 2007.  As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open.  The implementation of FIN 48, did not have a material impact on the Company’s consolidated financial statements.
We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2004.  We are not currently under examination by any taxing jurisdiction.
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
NOTE 11 – Related-Party Transactions
Mr. Casabonne, one of the Company’s directors, is a principal in Casabonne Associates and was a principal until October 1, 2006 in Marketing Works. The table below summarizes payments made to Casabonne Associates and Marketing Works for the three month periods ended August 31, 2007 and 2006.

	Three Months Ended
	August 31
	2007	2006

Casabonne Associates	$25,600	$3,000
Marketing Works (1)	—	12,000

Total Payments	$25,600	$15,000

(1)	As Mr. Casabonne is no longer a related party of the organization, current year disclosure is not required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD–LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements regarding the Company and its markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) changes in demand from customers, (2) changes in product or customer mix or revenues and in the level of operating expenses, (3) rapidly changing technologies and the Company’s ability to respond thereto, (4) the impact of competitive products and pricing, (5) federal, state and local levels of educational spending, (6) the Company’s ability to retain qualified personnel, (7) the Company’s ability to retain its distribution agreements in the College Preparation market, (8) the sufficiency of the Company’s copyright protection, and (9) the Company’s ability to continue to rely on the services of a third-party warehouse, and other factors disclosed below and throughout this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company’s other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company’s business and results of operations.
SEASONALITY
Each of our product lines has its own seasonality. The average revenue percentage by quarter for the last two years is summarized in the table below.

	Jun - Aug	Sep - Nov	Dec - Feb	Mar - May
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Test Preparation, Assessment, and Instruction	27%	27%	20%	26%
College Preparation	64%	15%	7%	14%
Total Revenue	39%	23%	16%	22%
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
Test Preparation, Assessment, and Instruction Product Group
Test Preparation, Assessment
•	We create and sell print and web-based materials targeted to grades 2-12 to help students prepare for state proficiency tests. The Measuring Up® Test Preparation and assessment print products are sold in twelve states. Measuring Up® is positioned as standards-based, state customized instruction and classroom assessment, designed to be an integral part of a school’s instructional program throughout the school year.

•	Measuring Up e-Path™, a web-based assessment product developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. Measuring Up e-Path™ delivers a detailed prescriptive instructional path for individual students tied into our instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child’s strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path™ for remediation. The assessment data can be aggregated using NCLB-compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.
Instruction
•	We have two product lines within this grouping: Focused Instruction, and remedial, multicultural text and professional development related materials. Focused Instruction materials provide standards–based, state-specific supplemental instruction on particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial, multicultural and professional development materials, but we are not investing in new development for these products.
College Preparation Product Group
•	We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. In addition to these distributed products, we also publish our own proprietary products for the college preparation market. The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses. Distribution revenue consists of direct billings to customers, as well as commissions earned on sales generated by our marketing efforts though billed directly by the college publishers. Such sales, for which the commission rate varies, include purchases by schools through online bookstores and sales derived as a result of purchases made through state adoption contracts.

RESULTS OF OPERATIONS
Three Months Ended August 31, 2007 vs. Three Months Ended August 31, 2006

	Three Months Ended August 31,
(Amounts in Thousands — Except Earnings Per Share)	2007		2006
Revenue
Test Preparation, Assessment and Instruction	$7,347	43.6%	$7,223	47.1%
College Preparation	9,520	56.4%	8,124	52.9%

Total Revenue	16,867	100.0%	15,347	100.0%

Cost of Revenue
Direct Costs	8,703	51.6%	7,758	50.6%
Prepublication Cost Amortization	1,703	10.1%	1,443	9.4%

Total Cost Of Revenue	10,406	61.7%	9,201	60.0%

Gross Profit	6,461	38.3%	6,146	40.0%

Selling, General and Administrative Expenses
Marketing and Selling	2,911	17.3%	2,861	18.6%
General and Administrative	1,218	7.2%	1,306	8.5%

Total Selling, General and Administrative Expenses	4,129	24.5%	4,167	27.1%

Operating Income	2,332	13.8%	1,979	12.9%

Other Expenses (Income), Net	12	0.1%	(6)	0.0%
Interest Expense	388	2.3%	258	1.7%

Net Income Before Taxes	1,932	11.4%	1,727	11.2%

Income Tax Expense	769	4.6%	691	4.5%

Net Income	$1,163	6.8%	$1,036	6.7%

EPS Basic and Diluted	$0.26		$0.23

Overview
Net revenue for the three month period ended August 31, 2007 increased 9.9% compared to the same period in 2006. This increase was comprised of a 1.7% increase in our Test Preparation, Assessment, and Instruction revenue, and a 17.2% increase in College Preparation revenue. Net income for the period ended August 31, 2007 was $1.2 million or $0.26 per basic and diluted common share, compared to net income of $1.0 million or $0.23 per basic and diluted common share for the same period last year.
REVENUE
Test Preparation, Assessment, and Instruction
Revenue from the Test Preparation, Assessment, and Instruction product group increased from $7.2 million for the three months ended August 31, 2006 to $7.3 million for the same time period in 2007, an increase of 1.7%. Test Preparation and Assessment revenue increased by 1.9% on a year-over-year basis. Focused Instruction revenue grew 22.8% on a year-over-year basis, as we continue to gain market share and develop new titles for this product offering. Revenue from our remedial, multicultural and professional development products, which in the prior year represented only 2.7% of the revenue for the product group, decreased to 0.8% of revenue for the three months ended August 31, 2007, as we are not actively marketing these products any longer.
College Preparation
College Preparation product line revenue increased 17.2%, to $9.5 million for the three months ended August 31, 2007 compared to $8.1 million during the same period in 2006. Revenue from the two major college publishers increased to $9.1 million from $7.9 million for the three months ended August 31, 2007 compared to the same period in 2006. Revenue from other distribution agreements and from our proprietary products was $408,000 for the three-months ended August 31, 2007, an increase of 41.7% from the same period in the prior year. Revenue for this product group is extremely seasonal; as historically over 60% of the full year revenue is derived in the three months ended August 31. We are continuing to invest in new proprietary product development and actively market our distribution products within this line, as we continue to be optimistic about the opportunities for growth in this market niche.
COST OF REVENUE
Cost of revenue for the period ended August 31, 2007 was $10.4 million (61.7% of revenue) compared to $9.2 million (60.0% of revenue) during the same period in 2006.
Cost of Revenue consists of two components: direct costs and prepublication cost amortization.
Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.
•	Direct costs as a percentage of revenue increased from 50.6% in the prior year to 51.6% in the current quarter. The percentage increase is due to revenue mix, as College Preparation revenue increased from 52.9% of the total revenue for quarter in the prior year, to 56.4% in the current year. College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of non-proprietary products.

•	Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the three-month period ending August 31, 2007 we amortized $1.7 million of prepublication costs, compared to $1.4 million during the same period in the prior year.

MARKETING AND SELLING
Overall Marketing and Selling expenses remained consistent between periods. The expense decreased as a percent of revenue from 18.6% in the prior period to 17.3% in the current period primarily due to revenue mix.
Marketing expense within this category increased $52,000 for the three months ended August 31, 2007 compared to the prior year. The fluctuation is primarily due to an $80,000 increase in samples expense, as we continue to actively market our existing and new products. This increase was offset by a $27,000 decrease in web-related expenses as a result of reduced third party expenses.
Selling expenses within this category remained constant for the three months ended August 31, 2007 as compared to the same period in 2006. As a percentage of revenue, the expense decreased from 15.1% in the prior year to 13.8% in the current year, primarily due to revenue mix.
GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased $88,000 or 6.7% for the three months ended August 31, 2007 compared to the same period in the prior year. As a percentage of revenue the expense decreased from 8.5% to 7.2%.
INTEREST EXPENSE
Interest expense for the three month period ended August 31, 2007 was $388,000, compared to $258,000 for the same period in the prior year. The change is due to an increase in outstanding debt on a year-over-year basis and the recording of $54,000 of expense as a result of the mark-to-market interest rate adjustment, related to our swap agreement on our term loan.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the three month period ending August 31, 2007 was $5.0 million. Cash was primarily provided by our net income before depreciation, amortization and deferred income taxes, as well as a decrease in inventory and increases in accounts payable and deferred revenue, offset by an increase in accounts receivable and prepaid expenses. Accounts receivable and accounts payable increased, while inventory decreased, due to the cyclical nature of the Company’s revenue cycle.
Net cash used in investing activities was $1.7 million, consisting primarily of prepublication cost expenditures of $1.6 million. Prepublication expenditures for the three months ended August 31, 2007 decreased $0.2 million, or 11.1% compared to the same period in the prior year. The decrease in expenditures is primarily due to efficiencies realized within our production and editorial departments which allowed us to reduce the development costs on new and revised titles.
Net cash used in financing activities was $3.2 million, consisting primarily of net payments on our revolving line of credit.
On February 15, 2007, the Company entered into a $20 million credit agreement with Sovereign Bank to refinance its previous bank credit agreement with Manufacturers and Traders Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.
•	The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. At August 31, 2007, $3.6 million was outstanding under this facility, and $6.4 million was available for borrowing.

•	The term loan is for $10 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit for $5 million of the $10 million outstanding. We entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. The change in the fair value of the interest rate swap will be recognized as interest expense during each reporting period. As of August 31, 2007, we have a recorded $54,000 of interest expense as a result of the mark-to-market interest rate adjustment related to our swap agreement on our term loan.
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
A summary of our contractual cash obligations at August 31, 2007, excluding the outstanding line of credit balance (as described above), is as follows:
(In Thousands)

			Payments Due by Period
		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
Contractual Cash Obligations	Total	2008	2009	2010	2011	2012

Term Loan (including interest portion)	$10,701	$1,061	$2,637	$2,486	$2,334	$2,183
Capital Leases (including interest portion)	182	100	47	35	—	—
Operating Leases	1,266	428	572	266	—	—

Total	$12,149	$1,589	$3,256	$2,787	$2,334	$2,183

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
OFF-BALANCE SHEET ARRANGEMENTS
None.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company’s significant accounting policies are summarized in the footnotes to our financial statements included in our May 31, 2007 Form 10-K. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

Revenue Recognition and Allowance for Returns
The Company recognizes revenue upon shipment and estimates returns, if the right of return exists. The allowances for returns are recorded as a reduction of accounts receivable and are determined based on the Company’s historical returns experience, which is monitored on a monthly and annual basis. The Company recognizes its subscription-based revenue from its Measuring Up e-Path™ pro-rata over the life of the agreement.
Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. On August 31, 2007, we had a valuation allowance against this asset of $206,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.
Allowance for Doubtful Accounts
We provide credit to our customers on a customer-by-customer basis. We review the accounts receivable aging on a monthly basis along with historical loss experience to estimate our allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 at August 31, 2007 is believed to be adequate for any exposure to loss.
Allowance for Excess and Slow-Moving Inventory
The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $235,000 at August 31, 2007 is believed to be adequate to cover potential inventory loss exposure.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risk results from fluctuations in interest rates. The Company is exposed to future earnings and cash flow exposures from changes in interest rates as a significant portion of the Company’s debt is at variable rates. Based on average floating rate borrowing of $9.6 million, a one percent change in the applicable rate would have caused the Company’s interest expense for the quarter to change by approximately $24,000.  The Company’s management believes that these amounts are not material to the Company’s operations.
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have reviewed the Company’s disclosure controls and procedures at the end of the period covered by this report. Based upon this review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There has not been a material change to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three-months ended August 31, 2007, we did not issue any securities without registration under the Securities Act of 1933

On October 5, 2005, we announced that our Board of Directors had approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. At August 31, 2007, 83,768 shares remained that could be purchased under the plan or programs. No share repurchase plan or program expired, or was terminated, during the period covered by this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1	Amendment to Employment Agreement between Peoples Education, Inc. (f/k/a The Peoples Publishing Group, Inc.) and James J. Peoples, dated June 4, 2007 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2007 and incorporated herein by reference].

Exhibit 10.2	Amendment to Employment Agreement between Peoples Education, Inc. (f/k/a The Peoples Publishing Group, Inc.) and James J. Peoples, dated August 7, 2007 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2007 and incorporated herein by reference].

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a).

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a).

Exhibit 32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 10, 2007	PEOPLES EDUCATIONAL HOLDINGS, INC.

By: /s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer