Form 10-Q
period 2007-11-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2008-01-14
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2007

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practical date: 4,454,502 shares of Common Stock (par value $0.02 per share) outstanding on December 27, 2007.

Part I
Item 1. Financial Statements
PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	November 30, 2007	May 31, 2007	November 30, 2006
ASSETS

Current Assets
Cash	$172	$98	$755
Accounts Receivable Net of Allowances for Doubtful Accounts and Returns	2,726	3,961	3,192
Inventory	4,887	5,270	5,671
Prepaid Expenses and Other	443	334	127
Prepaid Marketing Expenses	635	638	356
Deferred Income Taxes	1,119	871	655

Total Current Assets	9,982	11,172	10,756

Equipment and Leasehold Improvements- At Cost, Less Accumulated Depreciation of $1,843, $1,692 and $1,538, respectively	634	697	820

Other Assets
Deferred Prepublication Costs, Net	16,555	17,180	17,518
Deferred Income Taxes	534	1,155	689
Trademarks, Net	170	141	136
Prepaid Expenses and Other	324	370	95
Prepaid Marketing Expenses	765	1,036	1,264

Total Other Assets	18,348	19,882	19,702

Total Assets	$28,964	$31,751	$31,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$570	$649	$1,047
Accounts Payable	6,406	6,304	10,366
Accrued Compensation	178	547	575
Other Accrued Expenses	401	327	226
Deferred Revenue	656	327	352

Total Current Liabilities	8,211	8,154	12,566

Long Term Obligations, Less Current Maturities	12,715	16,405	10,587

Total Liabilities	20,926	24,559	23,153

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, authorized 1,500,000 shares; none issued
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,470,734 for November 2007 and 4,441,173 for May 2007 & November 2006	89	89	89
Additional Paid In Capital	7,980	7,875	7,832
Retained Earnings (Accumulated Deficit)	33	(708)	268
Treasury Stock - 16,232 shares as for all periods, at cost	(64)	(64)	(64)

Total Stockholders’ Equity	8,038	7,192	8,125

Total Liabilities and Stockholders’ Equity	$28,964	$31,751	$31,278

See Notes to Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In Thousands, Except Per Share Data)	2007	2006	2007	2006

Revenue, Net	$8,502	$8,239	$25,369	$23,586

Cost of Revenue
Direct Costs	3,036	2,809	11,739	10,566
Prepublication Cost Amortization	1,692	1,449	3,395	2,892

Total	4,728	4,258	15,134	13,458

Gross Profit	3,774	3,981	10,235	10,128

Selling, General and Administrative Expenses	4,226	4,204	8,355	8,371

Income (Loss) from Operations	(452)	(223)	1,880	1,757

Other Expenses (Income), Net	12	26	24	20
Interest Expense	354	311	742	570

Net Income (Loss) Before Income Taxes	(818)	(560)	1,114	1,167

Income Tax Expense (Benefit)	(396)	(224)	373	467

Net Income (Loss)	$(422)	$(336)	$741	$700

Net Income (Loss) per Common Share:
Basic	$(0.09)	$(0.08)	$0.17	$0.16
Diluted	$(0.09)	$(0.08)	$0.16	$0.15

Weighted-average Number of Common Shares Outstanding:
Basic	4,443	4,428	4,434	4,433
Diluted	4,443	4,428	4,491	4,612

See Notes to Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

		Additional	Retained
	Common	Paid-In	Earnings	Treasury
(In Thousands)	Stock	Capital	(Deficit)	Stock	Total

Balance at May 31, 2007	$89	$7,875	$(708)	$(64)	$7,192

Stock Options Exercised	—	88	—	—	88

Stock-Based Compensation	—	17	—	—	17

Net Income	—	—	741	—	741

Balance at November 30, 2007	$89	$7,980	$33	$(64)	$8,038

See Notes to Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	November 30,
(In Thousands)	2007	2006
Cash Flows From Operating Activities
Net Income	$741	$700
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	151	163
Amortization of Prepublication Costs and Intangible Assets	3,412	2,906
Stock-Based Compensation	17	45
Market Value Adjustment of Interest Rate Swap	136	76
Deferred Income Taxes	373	458
Changes in Assets and Liabilities
Accounts Receivable	1,235	160
Inventory	383	(2,198)
Prepaid Expenses and Other	(63)	(96)
Prepaid Marketing Expenses	274	—
Accounts Payable and Accrued Expenses	(329)	2,418
Deferred Revenue	329	95
Income Taxes Payable or Refundable	—	665

Net Cash Provided By Operating Activities	6,659	5,392

Cash Flows From Investing Activities
Purchases of Equipment and Leasehold Improvements	(88)	(153)
Expenditures for Intangibles	(46)	(24)
Expenditures for Prepublication Costs	(2,770)	(3,804)

Net Cash Used In Investing Activities	(2,904)	(3,981)

Cash Flows From Financing Activities
Net (Payments) Borrowings Under Line of Credit	(3,669)	207
Purchases of Treasury Stock	—	(56)
Proceeds From the Exercise of Stock Options	88	—
Principal Payments On Short Term Loan	—	(1,000)
Principal Payments On Long-Term Debt	(100)	(557)

Net Cash Used In Financing Activities	(3,681)	(1,406)

Net Increase in Cash	74	5

Cash
Beginning of Period	98	750

End of Period	$172	$755

Supplemental Cash Flow Information
Cash Payments for:
Interest	$633	$493
Income Taxes	$—	$—

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
The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the three and six-month periods ended November 30, 2007, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2007.
Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.
NOTE 2 – Revenue Recognition and Accounts Receivable
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of November 30, 2007, May 31, 2007 and November 30, 2006 were approximately $675,000, $478,000, and $613,000 respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. The Company recognizes subscription based revenue on its Measuring Up e-Path® prorata over the life of the agreement. The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at November 30, 2007, May 31, 2007, and November 30, 2006.
NOTE 3 – Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share. Due to the Company’s net losses in the three months ended November 30, 2007 and 2006, 70,313 and 200,477 shares, respectively, were excluded from the diluted share calculation, as the impact was antidilutive. The dilutive effect of these additional shares for the six months ended November 30, 2007 and 2006 was to increase the weighted average common shares outstanding by 57,161 and 178,436, respectively.

NOTE 4– Deferred Prepublication Costs
Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs and the balances as of November 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	November 30		November 30
(In Thousands)	2007	2006	2007	2006

Balances, Beginning	$17,080	$16,966	$17,180	$16,606
Prepublication Cost Additions	1,167	2,001	2,770	3,804
Amortization Expense	(1,692)	(1,449)	(3,395)	(2,892)

Balances, Ending	$16,555	$17,518	$16,555	$17,518

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

For the remainder of fiscal 2008	$3,102
For the year ended May 31, 2009	5,899
For the year ended May 31, 2010	3,790
For the year ended May 31, 2011	2,267
For the year ended May 31, 2012	1,197
Thereafter	300

$16,555

Future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.
NOTE 5 – Trademarks
Trademark costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances as of November 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	November 30		November 30
(In Thousands)	2007	2006	2007	2006

Balances, Beginning	$170	$138	$141	$126
Additions	16	9	46	24
Amortization Expense	(16)	(11)	(17)	(14)

Balances, Ending	$170	$136	$170	$136

The estimated future amortization expense related to these intangibles is expected to range from approximately $4,000 to $8,000 in each of the next five years. During the three months ended November 30, 2007 and 2006, certain trademarks were written off, which accounted for $13,000 and $10,000, in additional amortization expense, respectively.
NOTE 6 – Prepaid Marketing Expense
The costs of catalogs and promotional materials that have not been completed or delivered to customers are carried as a prepaid expense until the actual date of completion and mailing. Prepaid samples consist of workbooks that will be distributed to educators over the next three years and are expensed as they are distributed. Marketing expenses include samples, catalogs and promotional materials.
Prepaid marketing expenses are presented in the balance sheets as follows:

	November 30,	May 31,	November 30,
(In Thousands)	2007	2007	2006
Total Prepaid Balance	$1,400	$1,674	$1,620
Less current portion	635	638	356

Long-term balance	765	1,036	1,264

The estimated recognition of prepaid marketing expense is expected to be as follows:

(In Thousands)
For the remainder of fiscal 2008	$364
For the year ended May 31, 2009	541
For the year ended May 31, 2010	495
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
•	The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. At November 30, 2007, $3.2 million was outstanding under this facility, and $6.8 million was available for borrowing.

•	The term loan is for $10 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit for $5 million of the $10 million outstanding. We entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. The change in the fair value of the interest rate swap is recognized as interest expense or income during each reporting period. For the three and six month periods ended November 30, 2007, we have recorded $82,000 and $136,000 of interest expense as a result of the mark-to-market interest rate adjustment.
In July 2007, the Company entered into a $1.5 million letter of credit agreement with Sovereign Bank, which was secured by substantially all of the assets of the Company. This agreement was terminated on December 6, 2007.
The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock.

NOTE 8 – Stock-Based Compensation
During the three and six month periods ended November 30, 2007 and 2006, we recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(Amounts in Thousands)	2007	2006	2007	2006

Stock Based Compensation Expense	$5	$17	$17	$45
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
The following table represents stock option activity for the six months ended November 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contract
	of Shares	Price	Life
Outstanding options at 5/31/07	856,036	$3.44
Granted	10,000	$4.05
Exercised	(29,561)	$3.00
Canceled	—	$—

Outstanding options at 11/30/07	836,475	$3.35	3.79 Yrs.

Outstanding exercisable at 11/30/07	802,675	$3.42	3.57 Yrs.

The weighted average fair value at date of grant for options granted was estimated using the Black-Scholes option-pricing model. Assumptions used by the Company related to the six months ended November 30, 2007 were an expected dividend yield rate of 0%, an expected stock price volatility of 34%, a risk free interest rate of 4.4%, and an expected life of the options of five years. Shares available for future stock grants to employees and directors under existing plans were 45,975 at November 30, 2007. At November 30, 2007, the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was $0. Total intrinsic value of options exercised was $18,306 for the six months ended November 30, 2007.
At November 30, 2007, there was approximately $42,000 of unrecognized compensation cost related to share-based payments, which are expected to be recognized over a weighted-average period of five years.
NOTE 9 – Income Taxes
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended November 30, 2007 and 2006 were approximately 40%.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on June 1, 2007. Our condensed consolidated financial statements as of and for the quarter ended November 30, 2007 reflect the impact of FIN 48, but the condensed consolidated financial statements for the first quarter of 2006 have not been restated to reflect, and do not include, the impact of FIN 48. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements.
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
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS 157 may have on our consolidated financial statements.
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
NOTE 11 – Related-Party Transactions
Mr. Casabonne, one of the Company’s directors, is a principal in Casabonne Associates and was a principal until October 1, 2006 in Marketing Works. The table below summarizes payments made to Casabonne Associates and Marketing Works for the three and six-month periods ended November 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	November 30		November 30
	2007	2006	2007	2006

Casabonne Associates	$—	$16	$19	$19
Marketing Works (1)	—	19	—	32

Total Payments	$—	$35	$19	$51

(1)	As Mr. Casabonne is no longer a related party of the organization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD–LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements regarding the Company and its markets as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) changes in demand from customers, (2) changes in product or customer mix or revenues and in the level of operating expenses, (3) rapidly changing technologies and the Company’s ability to respond thereto, (4) the impact of competitive products and pricing, (5) federal, state and local levels of educational spending, (6) the Company’s ability to retain qualified personnel, (7) the Company’s ability to retain its distribution agreements in the College Preparation market, (8) the sufficiency of the Company’s copyright protection, and (9) the Company’s ability to continue to rely on the services of a third-party warehouse, and other factors disclosed below and throughout this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below, and in the Company’s other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company’s business and results of operations.
SEASONALITY
Each of our product lines has its own seasonality. The average revenue percentage by quarter for the last two years is summarized in the table below.

	Jun - Aug	Sep - Nov	Dec - Feb	Mar - May
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Test Preparation, Assessment, and Instruction	27%	27%	20%	26%
College Preparation	64%	15%	7%	14%
Total Revenue	39%	23%	16%	22%
OVERVIEW
We develop and sell our own proprietary products and distribute other publishers’ products. Our products are organized in two product groups, one designated as Test Preparation, Assessment, and Instruction, and the other as College Preparation. The Test Preparation, Assessment, and Instruction materials are almost exclusively proprietary products, while the College Preparation materials are mainly distributed products accompanied by a limited number of proprietary titles.
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
Instruction
•	We have two product lines within this grouping: Focused Instruction, and remedial, multicultural text and professional development related materials. Focused Instruction materials provide standards–based, state-specific supplemental instruction on particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial, multicultural and professional development materials, but we are not investing in new development for these products.
College Preparation Product Group
•	We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. In addition to these distributed products, we also publish our own proprietary products for the college preparation market. The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses. Distribution revenue consists of direct billings to customers, as well as commissions earned on sales generated by our marketing efforts though billed directly by the college publishers. Such sales, for which the commission rate varies, include purchases by schools through online bookstores and sales derived as a result of purchases made through state adoption contracts.

RESULTS OF OPERATIONS
Three Months Ended November 30, 2007 vs. Three Months Ended November 30, 2006

	Three Months Ended November 30,
(Amounts in Thousands)	2007		2006

Revenue
Test Preparation, Assessment and Instruction	$6,498	76.4%	$6,456	78.4%
College Preparation	2,004	23.6%	1,783	21.6%

Total Revenue	8,502	100.0%	8,239	100.0%

Cost of Revenue
Direct Costs	3,036	35.7%	2,809	34.1%
Prepublication Cost Amortization	1,692	19.9%	1,449	17.6%

Total Cost Of Revenue	4,728	55.6%	4,258	51.7%

Selling, General and Administrative Expenses
Marketing and Selling	3,158	37.1%	3,088	37.5%
General and Administrative	1,068	12.6%	1,116	13.5%

Total Selling, General and Administrative Expenses	4,226	49.7%	4,204	51.0%

Operating Loss	(452)	-5.3%	(223)	-2.7%

Other Expenses	12	0.1%	26	0.3%
Interest Expense	354	4.2%	311	3.8%
Income Tax Benefit	(396)	-4.6%	(224)	-2.7%

Net Loss	$(422)	-5.0%	$(336)	-4.1%

EPS Basic and Diluted	$(0.09)		$(0.08)
Overview
Net revenue for the three-month period ended November 30, 2007 increased 3.2% compared to the same period in 2006. This increase was comprised of a 12.4% increase in College Preparation revenue and less than a 1% increase in our Test Preparation, Assessment, and Instruction revenue. Net loss for the three months ended November 30, 2007 was $422,000 or ($0.09) per basic and diluted common share, compared to net loss of $336,000 or ($0.08) per basic and diluted common share for the same period last year.
REVENUE
Test Preparation, Assessment, and Instruction
Revenue from the Test Preparation, Assessment, and Instruction product group was $6.5 million for the three months ended November 30, 2007 and 2006. Test Preparation and Assessment revenue decreased by 1.4% on a year-over-year basis. Focused Instruction revenue grew 13.6% on a year-over-year basis, as we continue to gain market share and develop new titles for this product offering. Revenue from our remedial, multicultural and professional development products was less than 2.0% of the product group revenue for the three months ended November 30, 2007 and 2006. We are not actively marketing these products any longer.

College Preparation
College Preparation product line revenue increased 12.4%, to $2.0 million for the three months ended November 30, 2007 compared to $1.8 million during the same period in the prior year. Revenue from the two major college publishers increased $205,000 to $1.8 million for the three months ended November 30, 2007. Revenue from other distribution agreements and from our proprietary products was $160,000 for the three-months ended November 30, 2007, an increase of 11.4% from the same period in the prior year. Revenue for this product group is highly seasonal; as historically over 60% of the full year revenue is derived in the first quarter of our fiscal year (June 1 to August 31). We are continuing to invest in new proprietary product development and actively market our distribution products within this line, as we continue to be optimistic about the opportunities for growth in this market niche.
COST OF REVENUE
Cost of Revenue for the three months ended November 30, 2007 was $4.7 million (55.6% of revenue) compared to $4.3 million (51.7% of revenue) during the same period in the prior year.
Cost of Revenue consists of two components: direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.
•	Direct costs as a percentage of revenue for the three months ended November 30, 2007 were 35.7%, an increase from 34.1% in the prior year. The percentage increase is due to revenue mix, as College Preparation revenue for the quarter was 23.6% of total revenue, an increase from 21.6% during the prior year. College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of non-proprietary products.

•	Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the three-month period ending November 30, 2007 we amortized $1.7 million of prepublication costs, compared to $1.4 million in the prior year.
MARKETING AND SELLING
Marketing and Selling expenses were relatively consistent between periods. As a percent of revenue the expense at November 30, 2007 was 37.1% of revenue, compared to 37.5% in the prior year.
Marketing expense within this category increased $244,000 for the three months ended November 30, 2007 compared to the prior year. This was due to a $175,000 increase in sample expense, primarily related to promotion of our Focused Instruction products. In addition, we also experienced an increase of $48,000 in consulting expenses related to product implementation training for customers.
Selling expenses within this category for the three months ended November 30, 2007 decreased $174,000 from the prior year. As a percent of revenue, the expense decreased to 22.4% for the current period from 25.2% in the prior year. The variance is due to a $130,000 decrease in commission expense due to revenue mix, offset by an increase in salary and related expenses of $37,000. In addition, during the three-months ended November 30, 2006, we incurred $86,000 of incremental expenses due to our participation in a state adoption program for one of our major college publishers within our College Preparation niche. No such expense occurred in the current year.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter decreased $48,000 and 4.3% from the prior year. The decrease is related to a $12,000 reduction in stock based compensation option expense compared to the prior year and overall cost containment.
INTEREST EXPENSE
Interest expense for the three months ended November 30, 2007 was $354,000, an increase of $43,000 from the prior year. The change is due to an increase in outstanding debt on a year-over-year basis, offset by lower interest rates.
Six Months Ended November 30, 2007 vs. Six Months Ended November 30, 2006

		Six Months Ended November 30,
(Amounts in Thousands)	2007		2006

Revenue
Test Preparation, Assessment and Instruction	$13,844	54.6%	$13,681	58.0%
College Preparation	11,525	45.4%	9,905	42.0%

Total Revenue	25,369	100.0%	23,586	100.0%

Cost of Revenue
Direct Costs	11,739	46.3%	10,566	44.8%
Prepublication Cost Amortization	3,395	13.4%	2,892	12.3%

Total Cost Of Revenue	15,134	59.7%	13,458	57.1%

Selling, General and Administrative Expenses
Marketing and Selling	6,078	24.0%	5,954	25.2%
General and Administrative	2,277	9.0%	2,417	10.2%

Total Selling, General and Administrative Expenses	8,355	33.0%	8,371	35.4%

Operating Income	1,880	7.3%	1,757	7.5%

Other Expenses	24	0.1%	20	0.1%
Interest Expense	742	2.9%	570	2.4%
Income Tax Expense	373	1.5%	467	2.0%

Net Income	$741	2.8%	$700	3.0%

EPS Basic	$0.17		$0.16
EPS Diluted	$0.16		$0.15
Overview
Net revenue for the six-month period ended November 30, 2007 increased 7.6% compared to the same period in 2006. Test Preparation, Assessment, and Instruction revenue increased 1.2% while College Preparation revenue increased 16.3%. Net income for the six months ended November 30, 2007 was $741,000, an increase of 5.9% from the prior year. Basic earnings per share for the current six month period was $0.17, compared to $0.16 per basic common share for the same period in the prior year. Diluted earnings per share for the current six month period was $0.16, compared to $0.15 per diluted common share for the same period in the prior year.

REVENUE
Test Preparation, Assessment, and Instruction
Test Preparation, Assessment, and Instruction product group revenue for the six months ended November 30, 2007 was $13.8 million, an increase of 1.2% from the same period in the prior year Test Preparation and Assessment revenue was flat on a year-over year basis while Focused Instruction revenue grew 18.1%, as we continue to gain market share and develop new titles for this product offering. Revenue from our remedial, multicultural and professional development products, which represents less than 2% of revenue from this product group, decreased $84,000 for the period, as we are not actively marketing these products any longer.
College Preparation
College Preparation product line revenue for the six months ended November 30, 2007 was $11.5 million, an increase of 16.3% compared to the same period in the prior year. Revenue from the two major college publishers increased 15.6% to $11.0 million. Revenue from other distribution agreements and from our proprietary products increased 31.8% to $569,000 for the six months ended November 30, 2007 compared to the same period in the prior year. Revenue for this product group is highly seasonal, as historically over 60% of the full year revenue is derived in the first quarter of our fiscal year (June 1 to August 31). We are continuing to invest in new proprietary product development and actively market our distribution products within this line, as we continue to be optimistic about the opportunities for growth in this market niche.
COST OF REVENUE
Cost of Revenue for the six months ended November 30, 2007 was $15.1 million (59.7% of revenue) compared to $13.5 million (57.1% of revenue) during the same period in the prior year.
Cost of Revenue consists of two components: direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.
•	Direct costs as a percentage of revenue for the six months ended November 30, 2007 was 46.3%, an increase from 44.8% in the prior year. The percentage increase is due to revenue mix, as College Preparation revenue increased from 42.0% to 45.4% of the total revenue. College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of non-proprietary products.

•	Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and expensed on a straight-line basis over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the six-month period ending November 30, 2007 we amortized $3.4 million of prepublication costs, compared to $2.9 million during the same period in the prior year.
MARKETING AND SELLING
Marketing and Selling expenses for the six months ended was $6.1 million, an increase of $124,000 from the prior year. As a percent of revenue the expense decreased from 25.2% to 24.0%.
Marketing expense within this category increased $297,000 for the six months ended November 30, 2007 compared to the prior year. The increase is primarily due to a $254,000 increase in sample expense, primarily related to promotion of our Focused Instruction products.

Selling expenses within this category for the six months ended November 30, 2007 decreased $173,000 from the prior year. As a percent of revenue, the expense decreased to 16.7% for the current period compared to 18.7% in the prior year. The variance is primarily due to a $129,000 decrease in commission expense as a result of revenue mix, offset by an increase in salary and related expenses of $80,000. In addition, for the six months ended November 30, 2006, we incurred an expense of $151,000 as a result of our participation in a state adoption for one of our major college publishers, within our College Preparation niche. No such expense occurred in the current year.
GENERAL AND ADMINISTRATIVE
General and administrative expenses for the six-month period ended November 30, 2007 were $2.3 million, a decrease of $140,000 and 5.8% from the prior year. The decrease is related to a $28,000 decrease in stock based compensation option expense and overall general cost containment.
INTEREST EXPENSE
Interest expense for the six-month period was $742,000, compared to $570,000 for the same period in the prior year. The change is due to an increase in outstanding debt on a year-over-year basis, offset by lower interest rates. In addition, we recognized $136,000 of interest expense as a result of the mark to market interest rate adjustment related to our swap agreement on our term loan. This represents an increase of $60,000 from the same period in the prior year.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the six-month period ending November 30, 2007 was $6.7 million. Cash was primarily provided by our net income before depreciation, amortization and deferred income taxes, as well as decreases in accounts receivable, inventory and prepaid expenses and an increase in deferred revenue, offset by a decrease in accounts payable and accrued expenses.
Net cash used in investing activities was $2.9 million, consisting primarily of prepublication cost expenditures of $2.8 million. Prepublication expenditures for the six months ended November 30, 2007 decreased $1.0 million, or 27.2% compared to the same period in the prior year. The decrease in expenditures is primarily due to efficiencies realized within our production and editorial departments which allowed us to reduce the development costs on new and revised titles.
Net cash used in financing activities was $3.7 million, consisting primarily of net payments on our revolving line of credit.
On February 15, 2007, the Company entered into a $20 million credit agreement with Sovereign Bank to refinance its previous bank credit agreement with Manufacturers and Traders Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.
•	The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. At November 30, 2007, $3.2 million was outstanding under this facility, and $6.8 million was available for borrowing.

•	The term loan is for $10 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit for $5 million of the $10 million outstanding. We entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. The change in the fair value of the interest rate swap is recognized as interest expense or income during each reporting period. For the three and six month periods ended November 30, 2007, we have recorded $54,000 and $136,000 of interest expense as a result of the mark-to-market interest rate adjustment.
The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock.
A summary of our contractual cash obligations at November 30, 2007, excluding the outstanding line of credit balance (as described above), is as follows:

(In Thousands)			Payments Due by Period
		Remainder of
		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
Contractual Cash Obligations	Total	2008	2009	2010	2011	2012

Term Loan
(including interest portion)	$10,512	$872	$2,637	$2,486	$2,334	$2,183
Capital Leases
(including interest portion)	136	54	47	35	—	—
Operating Leases	1,138	287	577	271	3	—

Total	$11,786	$1,213	$3,261	$2,792	$2,337	$2,183

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
Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. On November 30, 2007, we had a valuation allowance against this asset of $206,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.
Allowance for Doubtful Accounts
We provide credit to our customers on a customer-by-customer basis. We review the accounts receivable aging on a monthly basis along with historical loss experience to estimate our allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 at November 30, 2007 is believed to be adequate for any exposure to loss.
Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $221,000 at November 30, 2007 is believed to be adequate to cover potential inventory loss exposure.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risk results from fluctuations in interest rates. The Company is exposed to future earnings and cash flow exposures from changes in interest rates as a significant portion of the Company’s debt is at variable rates. Based on average floating rate borrowing of $8.4 million, a one percent change in the applicable rate would have caused the Company’s interest expense for the quarter to change by approximately $21,000.  The Company’s management believes that these amounts are not material to the Company’s operations.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three-months ended November 30, 2007, we did not issue any securities without registration under the Securities Act of 1933.
On October 5, 2005, we announced that our Board of Directors had approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. We did not repurchase any shares during the six months ended November 30, 2007. At November 30, 2007, 83,768 shares remained that could be purchased under the plan or programs. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

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

Dated:	January 14, 2008	PEOPLES EDUCATIONAL HOLDINGS, INC.

By: /s/ Brian T. Beckwith

Brian T. Beckwith
President and Chief Executive Officer