Form 10-Q
period 2008-02-29
PEOPLES EDUCATIONAL HOLDINGS
filed 2008-04-11
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practical date: 4,454,502 shares of Common Stock (par value $0.02 per share) outstanding on April 1, 2008.

Part I
Item 1. Financial Statements
PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	February 29, 2008	May 31, 2007	February 28, 2007
ASSETS

Current Assets
Cash	$131	$98	$187
Accounts Receivable Net of Allowances for Doubtful Accounts and Returns	2,625	3,961	2,139
Inventory	4,807	5,270	5,396
Prepaid Expenses and Other	431	334	350
Prepaid Marketing Expenses	735	638	412
Deferred Income Taxes	1,157	871	655

Total Current Assets	9,886	11,172	9,139

Equipment and Leasehold Improvements- At Cost, Less Accumulated Depreciation of $1,917, $1,692 and $1,620, respectively	634	697	745

Other Assets
Deferred Prepublication Costs, Net	16,003	17,180	17,540
Deferred Income Taxes	1,028	1,155	1,307
Trademarks, Net	167	141	135
Prepaid Expenses and Other	329	370	377
Prepaid Marketing Expenses	630	1,036	1,274

Total Other Assets	18,157	19,882	20,633

Total Assets	$28,677	$31,751	$30,517

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,048	$649	$187
Accounts Payable	3,228	6,304	7,831
Accrued Compensation	322	547	313
Other Accrued Expenses	555	327	306
Deferred Revenue	634	327	372

Total Current Liabilities	6,787	8,154	9,009

Long Term Obligations, Less Current Maturities	14,696	16,405	14,358

Total Liabilities	21,483	24,559	23,367

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, authorized 1,500,000 shares; none issued
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,470,734 as of February 2008 and 4,441,173 as of May 2007 & February 2007	89	89	89
Additional Paid In Capital	7,989	7,875	7,864
Accumulated Deficit	(820)	(708)	(739)
Treasury Stock - 16,232 shares as for all periods, at cost	(64)	(64)	(64)

Total Stockholders’ Equity	7,194	7,192	7,150

Total Liabilities and Stockholders’ Equity	$28,677	$31,751	$30,517

See Notes to Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February		February
(In Thousands, Except Per Share Data)	2008	2007	2008	2007

Revenue, Net	$6,390	$5,934	$31,759	$29,520

Cost of Revenue
Direct Costs	2,086	1,994	13,825	12,561
Prepublication Cost Amortization	1,671	1,498	5,066	4,390

Total	3,757	3,492	18,891	16,951

Gross Profit	2,633	2,442	12,868	12,569

Selling, General and Administrative Expenses	3,611	3,853	11,967	12,224

Income (Loss) from Operations	(978)	(1,411)	901	345

Other Expenses, Net	18	2	42	22
Interest Expense	392	212	1,134	781

Net Loss Before Income Taxes	(1,388)	(1,625)	(275)	(458)

Income Tax Benefit	(536)	(618)	(163)	(151)

Net Loss	$(852)	$(1,007)	$(112)	$(307)

Net Loss per Common Share:
Basic and Diluted	$(0.19)	$(0.23)	$(0.03)	$(0.07)

Weighted-average Number of Common Shares Outstanding:
Basic and Diluted	4,455	4,425	4,441	4,431
See Notes to Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

		Additional
	Common	Paid-In	Accumulated	Treasury
(In Thousands)	Stock	Capital	Deficit	Stock	Total

Balance at May 31, 2007	$89	$7,875	$(708)	$(64)	$7,192
Stock Options Exercised	—	88	—	—	88
Stock-Based Compensation	—	26	—	—	26
Net Loss	—	—	(112)	—	(112)

Balance at February 29, 2008	$89	$7,989	$(820)	$(64)	$7,194

See Notes to Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	February
(In Thousands)	2008	2007
Cash Flows From Operating Activities
Net Loss	$(112)	$(307)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation	232	244
Amortization of Prepublication Costs and Intangible Assets	5,092	4,407
Stock-Based Compensation	26	77
Market Value Adjustment of Interest Rate Swap	238	—
Deferred Income Taxes	(159)	(160)
Changes in Assets and Liabilities
Accounts Receivable	1,336	1,213
Inventory	463	(1,504)
Prepaid Expenses and Other	(56)	(301)
Prepaid Marketing Expenses	309	(787)
Accounts Payable and Accrued Expenses	(3,311)	(298)
Deferred Revenue	307	115
Income Taxes Payable or Refundable	—	667

Net Cash Provided By Operating Activities	4,365	3,366

Cash Flows From Investing Activities
Purchases of Equipment and Leasehold Improvements	(169)	(160)
Expenditures for Intangibles	(52)	(26)
Expenditures for Prepublication Costs	(3,889)	(5,324)

Net Cash Used In Investing Activities	(4,110)	(5,510)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(178)	(2,164)
Purchases of Treasury Stock	—	(56)
Proceeds From the Exercise of Stock Options	88	—
Principal Payments On Short Term Loan	—	(1,000)
Net (Payments) Borrowings On Long-Term Debt	(132)	4,801

Net Cash Provided By (Used In) Financing Activities	(222)	1,581

Net Increase (Decrease) in Cash	33	(563)

Cash
Beginning of Period	98	750

End of Period	$131	$187

Supplemental Cash Flow Information
Cash Payments for:
Interest	$929	$737

See Notes to Consolidated Financial Statements

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
NOTE 1 — Basis of Presentation
Nature of business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), formerly known as The Peoples Publishing Group, Inc., publishes and markets its own supplementary educational textbooks and materials for the K —12 school market. The materials are predominantly state-specific and standards-based, focused on state-required tests. PE distributes other publisher’s college textbooks and supplements to the high school Advanced Placement market. In addition, PE also publishes its own proprietary supplemental material for the Advanced Placement market. Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the Company.
The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the three and nine-month periods ended February 29, 2008, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2007.
Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.
NOTE 2 — Revenue Recognition and Accounts Receivable
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of February 29, 2008, May 31, 2007 and February 28, 2007 were approximately $524,000, $478,000, and $460,000, respectively. This allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. The Company recognizes subscription based revenue on its Measuring Up e-Path® prorata over the life of the agreement.
The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at February 29, 2008, May 31, 2007, and February 28, 2007.
NOTE 3 — Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share. Due to the Company’s net losses for the three month period ended February 29, 2008 and February 28, 2007, -0- and 205,844 shares respectively, were excluded from the diluted share calculation, as the impact was antidilutive.
Due to the Company’s net losses for the nine month period ended February 29, 2008 and February 28, 2007, 35,315 and 186,841 shares, respectively, were excluded from the diluted share calculation, as the impact was antidilutive.

NOTE 4 — Deferred Prepublication Costs
Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs and the balances as of February 29, 2008 and February 28, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	February		February
(In Thousands)	2008	2007	2008	2007

Balances, Beginning	$16,555	$17,518	$17,180	$16,606
Prepublication Cost Additions	1,119	1,520	3,889	5,324
Amortization Expense	(1,671)	(1,498)	(5,066)	(4,390)

Balances, Ending	$16,003	$17,540	$16,003	$17,540

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

For the remainder of fiscal 2008	$1,630
For the year ended May 31, 2009	6,191
For the year ended May 31, 2010	4,080
For the year ended May 31, 2011	2,534
For the year ended May 31, 2012	1,287
Thereafter	281

$16,003

Future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.
NOTE 5 — Trademarks Trademark costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances as of February 29, 2008 and February 28, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	February		February
(In Thousands)	2008	2007	2008	2007

Balances, Beginning	$170	$136	$141	$126
Additions	6	2	52	26
Amortization Expense	(9)	(3)	(26)	(17)

Balances, Ending	$167	$135	$167	$135

The estimated future annual amortization expense related to these intangibles is expected to range from approximately $4,000 to $8,000 in each of the next five years. During the three months ended February 29, 2008 and February 28, 2007, certain trademarks were written off, which accounted for $7,000 and $2,000, in additional amortization expense, respectively.
NOTE 6 — Prepaid Marketing Expense
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

Prepaid marketing expenses are presented in the balance sheets as follows:

	February 29,	May 31,	February 28,
(In Thousands)	2008	2007	2007
Total Prepaid Balance	$1,365	$1,674	$1,686
Less current portion	735	638	412

Long-term balance	$630	$1,036	$1,274

The estimated recognition of prepaid marketing expense is expected to be as follows:

(In Thousands)
For the remainder of fiscal 2008	$329
For the year ended May 31, 2009	541
For the year ended May 31, 2010	495
NOTE 7 — Financing Arrangements
The Company has a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.
•	The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. At February 29, 2008, $6.7 million was outstanding under this facility, and $3.3 million was available for borrowing.

•	The term loan is for $10 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity, beginning on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $5 million of the $10 million outstanding. We entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. The change in the fair value of the interest rate swap is recognized as interest expense or income during each reporting period. For the three and nine month periods ended February 29, 2008, we have recorded $102,000 and $238,000 of interest expense as a result of the mark-to-market interest rate adjustment.
The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock.
NOTE 8 — Stock-Based Compensation
During the three and nine month periods ended February 29, 2008 and 2007, we recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	February		February
(Amounts in Thousands)	2008	2007	2008	2007

Stock Based Compensation Expense	$9	$32	$26	$77
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
The following table represents stock option activity for the nine months ended February 29, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contract
	of Shares	Price	Life
Outstanding options at 5/31/07	856,036	$3.44
Granted	10,000	$4.05
Exercised	(29,561)	$3.00
Canceled	(75,439)	$3.15

Outstanding options at 2/29/08	761,036	$3.49	3.75 Yrs.

Outstanding exercisable at 2/29/08	735,915	$3.46	3.56 Yrs.

The weighted average fair value at date of grant for options granted was estimated using the Black-Scholes option-pricing model. Assumptions used by the Company related to the nine months ended February 29, 2008 were an expected dividend yield rate of 0%, an expected stock price volatility of 34%, a risk free interest rate of 4.4%, and an expected life of the options of five years. Shares available for future stock grants to employees and directors under existing plans were 113,475 at February 29, 2008. At February 29, 2008, the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was $0. Total intrinsic value of options exercised was $18,306 for the nine months ended February 29, 2008.
At February 29, 2008, there was approximately $34,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of five years.
NOTE 9 — Income Taxes
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended February 29, 2008 and February 28, 2007 were approximately 40%.
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on June 1, 2007 with no material impact on the Company’s consolidated financial statements.

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
NOTE 10 — Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements". SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS 157 may have on our consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how the Company would account for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For the Company, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.
NOTE 11 — Related-Party Transactions
Mr. Casabonne, one of the Company’s directors, is a principal in Casabonne Associates and was a principal until October 1, 2006 in Marketing Works. The table below summarizes payments made to Casabonne Associates and Marketing Works for the three and nine month periods ended February 29, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	February		February
	2008	2007	2008	2007

Casabonne Associates	$—	$—	$10	$19
Marketing Works (1)	—	4	—	36

Total Payments	$—	$4	$10	$55

(1)	As Mr. Casabonne is no longer a related party of the organization.
NOTE 12 — Reclassifications
Certain amounts on the consolidated balance sheet as of February 28, 2007 have been reclassified, with no effect on net earnings, to be consistent with classifications as of February 29, 2008 and May 31, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD—LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” (as defined in section 21E of the Securities Exchange Act of 1934) regarding the Company and its markets. These forward-looking statements involve a number of risks and uncertainties, including (1) changes in demand from customers, (2) changes in product or customer mix or revenues and in the level of operating expenses, (3) rapidly changing technologies and the Company’s ability to respond thereto, (4) the impact of competitive products and pricing, (5) federal, state and local levels of educational spending, (6) the Company’s ability to retain qualified personnel, (7) the Company’s ability to retain its distribution agreements in the College Preparation market, (8) the sufficiency of the Company’s copyright protection, and (9) the Company’s ability to continue to rely on the services of a third-party warehouse, and other factors disclosed below and throughout this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below, and in the Company’s other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company’s business and results of operations.
SEASONALITY
Each of our product lines has its own seasonality. The average revenue percentage by quarter for the last two full fiscal years is summarized in the table below.

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

Test Preparation, Assessment, and Instruction Product Group
Test Preparation, Assessment
•	We create and sell print and web-based materials targeted to grades 2-12 to help students prepare for state proficiency tests. The Measuring Up® Test Preparation and assessment print products are sold in twelve states. Measuring Up® is positioned as standards-based, state customized instruction and classroom assessment, designed to be an integral part of a school’s instructional program throughout the school year.

•	Measuring Up e-Path™, a web-based assessment product developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. Measuring Up e-Path™ delivers a detailed prescriptive instructional path for individual students tied into our instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child’s strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path™ for remediation. The assessment data can be aggregated using NCLB-compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.
Instruction
•	We have two product lines within this grouping: Focused Instruction, and remedial, multicultural text and professional development related materials. Focused Instruction materials provide standards—based, state-specific supplemental instruction on particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial, multicultural and professional development materials, but we are not investing in new development for these products.
College Preparation Product Group
•	We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers. In addition to these distributed products, we also publish our own proprietary products for the college preparation market. The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses. Distribution revenue consists of direct billings to customers, as well as commissions earned on sales generated by our marketing efforts though billed directly by the college publishers. Such sales, for which the commission rate varies, include purchases by schools through online bookstores and sales derived as a result of purchases made through state adoption contracts.

RESULTS OF OPERATIONS
Three Months Ended February 29, 2008 vs. Three Months Ended February 28, 2007

	Three Months Ended February
(Amounts in Thousands)	2008		2007

Revenue
Test Preparation, Assessment and Instruction	$5,619	87.9%	$5,150	86.8%
College Preparation	771	12.1%	784	13.2%

Total Revenue	6,390	100.0%	5,934	100.0%

Cost of Revenue
Direct Costs	2,086	32.6%	1,994	33.6%
Prepublication Cost Amortization	1,671	26.2%	1,498	25.2%

Total Cost Of Revenue	3,757	58.8%	3,492	58.8%

Selling, General and Administrative Expenses
Marketing and Selling	2,405	37.6%	2,697	45.4%
General and Administrative	1,206	18.9%	1,156	19.5%

Total Selling, General and Administrative Expenses	3,611	56.5%	3,853	64.9%

Operating Loss	(978)	-15.3%	(1,411)	-23.7%

Other Expenses	18	0.3%	2	0.0%
Interest Expense	392	6.1%	212	3.6%
Income Tax Benefit	(536)	-8.3%	(618)	-10.4%

Net Loss	$(852)	-13.3%	$(1,007)	-16.9%

EPS Basic and Diluted	$(0.19)		$(0.23)
Overview
Net revenue for the three-month period ended February 29, 2008 increased 7.7% compared to the same period in the prior year. This increase was comprised of a 9.1% increase in our Test Preparation, Assessment, and Instruction revenue and a decrease of 1.7% in College Preparation revenue. Net loss for the three months ended February 29, 2008 was $0.9 million or ($0.19) per basic and diluted common share, compared to net loss of $1.0 million or ($0.23) per basic and diluted common share for the same period last year.
REVENUE
Test Preparation, Assessment, and Instruction
Revenue from the Test Preparation, Assessment, and Instruction product group was $5.6 million for the three months ended February 29, 2008 and $5.2 million for the three months ended February 28, 2007. Test Preparation and Assessment revenue increased by 11.4% on a year-over-year basis. Focused Instruction revenue for the quarter decreased by 2.5% from the prior year, due to the timing of orders, as year to date Focused Instruction revenue has increased 11.5% over prior year.

College Preparation
College Preparation product line revenue decreased 1.7%, to $771,000 for the three months ended February 29, 2008 compared to the same period in the prior year. Revenue from the two major college publishers decreased 1.8 % or $13,000 compared to the prior year. Revenue from other distribution agreements and from our proprietary products was $71,000 for the three-months ended February 29, 2008, a decrease of less than 1% from the same period in the prior year. Revenue for this product group is highly seasonal; as historically revenue generated during this quarter only represents approximately 7% of the total fiscal year revenue. We are continuing to invest in new proprietary product development and actively market our distribution products within this line, as we continue to be optimistic about the opportunities for growth in this market niche.
COST OF REVENUE
Cost of Revenue for the three months ended February 29, 2008 was $3.8 million (58.8% of revenue) compared to $3.5 million (58.8% of revenue) during the same period in the prior year.
Cost of Revenue consists of two components: direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.
•	Direct costs as a percentage of revenue for the quarter decreased from 33.6% in the prior year to 32.6%. The decrease as a percent of revenue is primarily due to a reduction in product costs.

•	Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the three-month period ending February, 29, 2008 we amortized $1.7 million of prepublication costs, compared to $1.5 million in the prior year.
MARKETING AND SELLING
Marketing and Selling expenses for the quarter decreased $292,000 and 10.8% from the prior year. As a percent of revenue, the current period expense was 37.6% of revenue, compared to 45.4% in the prior year.
Marketing expense within this category decreased $247,000 for the three months ended February 29, 2008 compared to the prior year. Sample expense decreased by $107,000 for the quarter. This is primarily due to timing, as sample expense for the nine month period increased $146,000 from the prior year. In addition, we also experienced a decrease of $165,000 in promotional expenses due to the timing of programs versus the prior year.
Selling expenses within this category for the three months ended February 29, 2008 decreased $46,000 from the prior year. As a percent of revenue, the expense decreased to 25.8% for the current period from 28.6% in the prior year. In the prior year we participated in a state adoption for one of our major college publishers, within our College Preparation niche. We incurred $99,000 of expenses related to this adoption in the prior year quarter. No such expense occurred in the current year. This reduction was offset by a $160,000 increase in commission expense due to revenue mix in the current year.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter increased $50,000 and 4.3% from the prior year. The increase is related to the timing of expenses in the current period compared to the prior year, as nine-month year-to-date expense is $88,000 lower than from the prior year.
INTEREST EXPENSE
Interest expense for the three months ended February 29, 2008 was $392,000, an increase of $180,000 from the prior year. The change is due to an increase in outstanding debt on a year-over-year basis, offset by lower interest rates. In addition, we recognized $102,000 of non-cash interest expense as a result of the adjustment to fair value of our swap agreement on our term loan.
Nine Months Ended February 29, 2008 vs. Nine Months Ended February 28, 2007

	Nine Months Ended February
(Amounts in Thousands)	2008		2007

Revenue
Test Preparation, Assessment and Instruction	$19,463	61.3%	$18,826	63.8%
College Preparation	12,296	38.7%	10,694	36.2%

Total Revenue	31,759	100.0%	29,520	100.0%

Cost of Revenue
Direct Costs	13,825	43.5%	12,561	42.6%
Prepublication Cost Amortization	5,066	16.0%	4,390	14.9%

Total Cost Of Revenue	18,891	59.5%	16,951	57.5%

Selling, General and Administrative Expenses
Marketing and Selling	8,484	26.7%	8,653	29.3%
General and Administrative	3,483	11.0%	3,571	12.1%

Total Selling, General and Administrative Expenses	11,967	37.7%	12,224	41.4%

Operating Income	901	2.8%	345	1.1%

Other Expenses	42	0.1%	22	0.1%
Interest Expense	1,134	3.6%	781	2.6%
Income Tax Expense	(163)	-0.5%	(151)	-0.5%

Net Loss	$(112)	-0.5%	$(307)	-1.1%

EPS Basic and Diluted	$(0.03)		$(0.07)
Overview
Net revenue for the nine month period ended February 29, 2008 increased 7.6% compared to the same period in the prior year. Test Preparation, Assessment, and Instruction revenue increased 3.4% while College Preparation revenue increased 15.0%. Net loss for the nine months ended February 29, 2008 was $112,000, a reduction of 63.5% from the net loss incurred in the prior year. Basic and Diluted earnings per share for the current nine month period was ($0.03), compared to ($0.07) per basic common share for the same period in the prior year.

REVENUE
Test Preparation, Assessment, and Instruction
Test Preparation, Assessment, and Instruction product group revenue for the nine months ended February 29, 2008 was $19.5 million, an increase of 3.4% from the same period in the prior year. Test Preparation and Assessment revenue increased 3.3% on a year-over year basis while Focused Instruction revenue grew 11.5%, as we continue to gain market share and develop new titles for this product offering. Revenue from our remedial, multicultural and professional development products, which represents 1% of revenue from this product group, decreased $120,000 for the period, as we are not actively marketing these products any longer.
College Preparation
College Preparation product line revenue for the nine months ended February 29, 2008 was $12.3 million, an increase of 15.0% compared to the same period in the prior year. Revenue from the two major college publishers increased 14.4% to $11.7 million. Revenue from other distribution agreements and from our proprietary products increased 27.3% to $640,000 for the nine months ended February 29, 2008 compared to the same period in the prior year. Revenue for this product group is highly seasonal, as historically revenue generated during the first nine months of the year represents approximately 86% of the total fiscal year revenue. We are continuing to invest in new proprietary product development and actively market our distribution products within this line, as we continue to be optimistic about the opportunities for growth in this market niche.
COST OF REVENUE
Cost of Revenue for the nine months ended February 29, 2008 was $18.9 million (59.5% of revenue) compared to $17.0 million (57.5% of revenue) during the same period in the prior year.
Cost of Revenue consists of two components: direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.
•	Direct costs as a percentage of revenue for the nine months ended February 29, 2008 was 43.5%, an increase from 42.6% in the prior year. The percentage increase is due to revenue mix, as College Preparation revenue increased from 36.2% to 38.7% of the total revenue. College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of non-proprietary products.

•	Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development. Prepublication costs are capitalized and expensed on a straight-line basis over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the nine month period ending February 29, 2008 we amortized $5.1 million of prepublication costs, compared to $4.4 million during the same period in the prior year.
MARKETING AND SELLING
Marketing and Selling expenses for the nine months ended February 29, 2008 were $8.5 million, a decrease of $169,000 from the prior year. As a percent of revenue, the expenses decreased from 29.3% to 26.7%.
Marketing expense within this category increased $51,000 for the nine months ended February 29, 2008 compared to the prior year. The increase is primarily due to a $146,000 increase in sample expense, primarily related to promotion of our Focused Instruction products, offset by a decrease in salaries and related expenses of $99,000.

Selling expenses within this category for the nine months ended February 29, 2008 decreased $220,000 from the prior year. As a percent of revenue, the expense decreased to 18.5% for the current period compared to 20.7% in the prior year. In the prior year we participated in a state adoption for one of our major college publishers, within our College Preparation niche. We incurred $250,000 of expenses related to this adoption. No such expense occurred in the current year.
GENERAL AND ADMINISTRATIVE
General and administrative expenses for the nine month period ended February 29, 2008 were $3.5 million, a decrease of $88,000 and 2.5% from the prior year. The decrease is related to a $52,000 decrease in stock based compensation option expense and overall general cost containment.
INTEREST EXPENSE
Interest expense for the nine month period ended February 29, 2008 was $1.1 million, compared to $781,000 for the same period in the prior year. The change is due to an increase in outstanding debt on a year-over-year basis, offset by lower interest rates. In addition, we recognized $238,000 of non-cash interest expense as a result of the mark to market interest rate adjustment related to our swap agreement on our term loan.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the nine month period ending February 29, 2008 was $4.4 million. Cash was primarily provided by our depreciation and amortization, as well as decreases in accounts receivable, inventory and prepaid expenses and an increase in deferred revenue, offset by a decrease in accounts payable and accrued expenses.
Net cash used in investing activities was $4.1 million, consisting primarily of prepublication cost expenditures of $3.9 million. Prepublication expenditures for the nine months ended February 29, 2008 decreased $1.4 million, or 27.0% compared to the same period in the prior year. The decrease in expenditures is primarily due to efficiencies realized within our production and editorial departments which allowed us to reduce the development costs on new and revised titles.
Net cash used in financing activities was $222,000. This consists primarily of net payments on our revolving line of credit and capital leases of $178,000 and $132,000, respectively, offset by $88,000 of proceeds from the exercise of stock options.
The Company has a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.
•	The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. At February 29, 2008, $6.7 million was outstanding under this facility, and $3.3 million was available for borrowing.

•	The term loan is for $10 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity, beginning on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $5 million of the $10 million outstanding. We entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. The change in the fair value of the interest rate swap is recognized as interest expense or income during each reporting period. For the three and nine month periods ended February 29, 2008, we have recorded $102,000 and $238,000 of interest expense as a result of the mark-to-market interest rate adjustment.

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
Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. On February 29, 2008, we had a valuation allowance against this asset of $159,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.
Allowance for Doubtful Accounts
We provide credit to our customers on a customer-by-customer basis. We review the accounts receivable aging on a monthly basis along with historical loss experience to estimate our allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 at February 29, 2008 is believed to be adequate for any exposure to loss.
Allowance for Excess and Slow-Moving Inventory
The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $203,000 at February 29, 2008 is believed to be adequate to cover potential inventory loss exposure.

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
None.
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
Changes in Internal Control over Financial Reporting
In the first quarter of calendar year 2005, we began implementation of our project to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley

Act. We have engaged a third party consulting firm to assist us in this effort. We are currently in the testing phase of the project. We are currently not required to comply with Section 404 until the end of our fiscal year 2008. Management has not identified any deficiencies in internal control that would constitute a material weakness. There have not been significant changes in our internal control over financial reporting as a result of our documentation efforts. However, as we move into the remediation phase of the project we expect that there may be changes to our internal control structure in order to comply with Section 404.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There has not been a material change to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three-months ended February 29, 2008, we did not issue any securities without registration under the Securities Act of 1933.

On October 5, 2005, we announced that our Board of Directors had approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. We did not repurchase any shares during the nine months ended February 29, 2008. At February 29, 2008, 83,768 shares remained that could be purchased under the plan or programs. No share repurchase plan or program expired, or was terminated, during the period covered by this report.
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

Dated: April 11, 2008	PEOPLES EDUCATIONAL HOLDINGS, INC.
By: /s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer