Form 10-K
period 2008-05-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2008-08-22
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2008

☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to ______

Commission File No. 000-50916

PEOPLES EDUCATIONAL HOLDINGS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1368898 (I.R.S. Employer Identification No.)

299 Market Street, Saddle Brook, NJ (Address of principal executive offices)	07663 (Zip Code)

Registrant's telephone number, including area code: (201) 712-0090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.02 par value	Name of each exchange on which registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

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
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,638,331.

The number of shares outstanding of the issuer's common stock on July 25, 2008 was 4,454,502.

Documents incorporated by reference: None.

PART I

ITEM 1. BUSINESS

OVERVIEW AND COMPANY HISTORY

Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), formerly known as The Peoples Publishing Group, Inc., develops and sells its own proprietary products which are predominantly state-specific and standards-based, focused on state-required tests. We also distribute other publishers’ products. Our products are organized into two product groups, one designated as Test Preparation, Assessment, and Instruction, and the other as College Preparation. The Test Preparation, Assessment, and Instruction materials are almost exclusively proprietary products, while the College Preparation materials are mainly distributed products accompanied by a growing number of proprietary titles. Marketing channels include company and independent sales representatives, telemarketing, direct mail, and catalogs. Throughout this document PE and PEH will be collectively referred to as “we”, “our” and “the Company”.

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

Test Preparation, Assessment, and Instruction Product Group
•
Test Preparation and Assessment: We create and sell state-customized, print and electronic test preparation and assessment materials that help teachers prepare students for success in school and for required state proficiency tests, grades 2-12.

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

The Company is located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is (201) 712-0090. The website is www.peopleseducation.com. The contents of our website are not part of or incorporated into this report.

INDUSTRY BACKGROUND

School Enrollment
The National Center for Education Statistics (“NCES”) forecasts record public school enrollment through 2017. The fall 2008 public school enrollment is estimated at 49.8 million students, and a small but steady annual growth is projected through 2017, when elementary and secondary enrollments are expected to increase to 54.1 million students. School publishers have shifted marketing and selling resources to meet changes in regional enrollments. For example, between 2000-2009 the South and the West enrollments increased 1.8 million and 1.0 million students respectively. During the same period the Midwest and Northeast school enrollments decreased slightly. The most recent NCES estimate has K-12 private school enrollment at 6.4 million students growing to 6.7 million students by 2014. Rising immigration and the baby boom echo that began in the mid-1970s and peaked in 1990 are boosting school enrollments. As school enrollments grow, the unit sales of instructional materials are also expected to increase.

Educational Funding
The relationship between state and local school funding has been shifting over the last 30 years, with local funding decreasing to 37.2% and state funding rising to 45.5%. Federal funds for schools have grown to 8.2% and “other” funding accounts for the balance. (National Center for Education Statistics, 2006)

Most states reported healthy fiscal conditions in 2007. In 2008 a large number of states are experiencing fiscal problems. States with less severe housing issues, high energy production and strong commodity pricing have escaped the fiscal downturn. However, the influence of the fiscal 2009 economic environment will be significantly more state inclusive.

The estimated increase in the states’ general fund expenditure in fiscal 2008 was 5.1% which turned out to be in the low range of a 31 year average of 6.1%. The June 2008 Fiscal Survey of the States found, on average, that the governors fiscal 2009 proposed budgets targeted a 1.0% increase in general fund spending which is the lowest amount proposed in the last thirty years. Unlike the federal government, states can’t run deficit budgets so legislators continue to seek new revenue sources and struggle with the increased costs of health care and education, the two largest expenditures in the states’ general fund budgets.

Although the state picture isn’t encouraging, one needs to recall that historically states have managed to support and grow K-12 funding during difficult financial times. To date we have been encouraged by states like New Jersey and New York which completed budgets with increased K-12 funding of $600 million and $1.75 billion respectively. Also encouraging is California’s revised 2009 state budget with flat K-12 funding which is a significant change from the Governor’s earlier proposal for a 10% across the board education cut.

The local school budget supported by healthy real estate assets has traditionally been viewed as a reliable source of K-12 educational funding. However, in the current housing crisis local revenue may not be as secure as once believed. Local school boards are struggling to support community schools in the context of increased heating costs, cooling costs and transportation expenses. The local funding concerns will not be universal but it will be challenging for many local school districts to absorb additional costs.

The federal 2008 budget which began October 1, 2007 included discretionary spending of $57.2 billion which is 0.5% less than the $57.5 billion in fiscal 2007. Spending under Title I, a funding program under the Elementary and Secondary Education Act, increased 8.6% to $13.9 billion from the 2007 level of $12.8 billion. Reading First, a United States Department of Education funding program was reduced to $393 million while educational technology was down slightly to $367.5 million.

Title I funds will increase in 41 states. The 10 states scheduled to receive the largest Title I allocations will receive 56.7% of total Title I funds in 2008. We produce test preparation, focused instruction and assessment products in 9 of these 10 states. Targeting the school districts in the states with the largest Title I allocations is an opportunity for the company.

No Child Left Behind
Although No Child Left Behind (”NCLB”) has not been a major issue to date in the current presidential race, the reauthorization has been widely debated in congress and is expected to be a priority after the fall election. The bill likely will undergo important changes but the accountability, assessment and standards based instruction will continue to be at the center of NCLB. High on the legislative agenda will be the debate over the adequacy of NCLB funding, formative assessment, more local control, and a growth model assessment that uses individual student achievement to measure proficiency, rather than the current model that looks at proficiency by comparing student groups against test scores from the prior year.

The 2005 through 2006 school year marked the first year that all states were required to have reading and mathematics tests each year in grade 3 through 8, and once during the span of grades 10 through 12. In the 2007 through 2008 school year, all states were required to test twice in science for grades 3 through 8, and once between grades 10 through 12. State-specific, standards-based products and assessment tools created and sold by the Company play an important role in providing the instruction students need to succeed in school and on the state tests.

Supplementary Materials Market
We do business in the $4.3 billion pre K-12 supplementary materials market which is a subset of the larger instructional materials market. For 2007, the Association of American Publishers (AAP) member companies reported a 7.8% decline in supplemental revenue. In his June 2008 Educational Industry Outlook Report, industry expert Peter Alpert, Goldman Sachs and Co., confirmed the 2007 AAP supplemental revenue decline. In addition, the Peter Alpert report, as well as Simba Information, “Publishing for the Pre-12 Market 2008-2009” estimate a 3.0% to 3.5% supplemental market revenue growth in 2008. In this uncertain environment, many school budgets have been reduced and school administrators have pulled back on spending or postponed purchasing instructional materials.

We believe that the supplemental market revenue performance will continue to reflect the economic environment but see an upside to the market as schools unify print and technology tools to pursue remediation, intervention, test preparation and formative instruction.

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

Our Focused Instruction materials are also customized to meet specific state standards. Test preparation has a valuable place in the school, but student instruction is considerably more than just test preparation. Our Focused Instruction products are state-specific, standards-based materials that are used by teachers to deliver explicit, in-depth instruction in the skills and strategies essential to student proficiency in reading comprehension, critical reading, basic mathematics skills, mathematics problem solving, and vocabulary development. Online tests support Focused Instruction materials, providing both formative assessment and targeted assessment.

The accountability pressure NCLB placed on schools to make Adequate Yearly Progress (AYP) has created a public window into our schools that is unprecedented. Aligning standards with classroom instruction and holding schools accountable has been permanently imprinted in our schools. The accountability pressure will continue to fuel the market demand for supplemental test preparation, assessment, and instruction materials like those produced and sold by the Company. A recent survey of the K-12 test preparation market by Education Market Research (2007) reported that 90% of the respondents use test preparation materials, and that virtually all respondents (96.7%) maintain that these products improve student test scores. We believe that state-specific test preparation, assessment, and instruction materials are among the fastest growing niches in the supplementary market. As such, schools and school districts are expected to aggressively purchase these materials.

College Preparation Market
College Preparation materials are used in high school Advanced Placement (AP), honors, and college preparation courses. Several factors support optimistic funding predictions for the growth of college preparation instructional materials, including competitive college entrance requirements, and strong annual growth in the number of students taking the AP examinations. According to the College Board, the total number of AP test takers increased at an annual compound growth rate of over 11% from 1997 to 2007, rising from 921,600 test takers in 1997 to 2,533,610 in 2007. In 2007, students from 16,464 secondary schools took AP examinations. These schools offer, on average, eight different AP courses from which their students can choose. The College Board offers AP exams in 34 content areas. High scores on the AP examination add to a school’s prestige and recognition as a quality school. Most colleges and universities in the United States, as well as in 30 countries, recognize AP examination results in the admission process as a sign of a student’s ability to succeed in rigorous curricula. As the College Preparation market has grown, it has become increasingly competitive. We have responded to this competition by increasing marketing, adding inside and outside sales representatives, and by utilizing sales and market data to guide our business decisions.

PRODUCTS

We develop and sell proprietary products, including worktexts, assessment materials, and web-based products. In addition, we also distribute other publishers’ products. We operate as one business segment, with two product groups.

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

Measuring Up e-Path® (E-Path), our web-based assessment product, developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. E-Path delivers a detailed prescriptive instructional path for individual students, tied into our rapidly expanding instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child’s strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path® for remediation. The assessment data can be aggregated, using NCLB compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.

Instruction
Instruction products provide standards-based, state-specific supplemental instruction in particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Instruction and Test Preparation and Assessment products, so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial and multicultural texts and related materials, but we are not investing in new development for these products.

Our Test Preparation, Assessment, and Instruction products are primarily proprietary, and management believes this niche will continue to be our fastest growth area in the future. The Test Preparation, Assessment, and Instruction market is highly competitive, and we expect our competitors to pursue similar development and expansion efforts.

Revenue from the Test Preparation, Assessment, and Instruction product group, as a percentage of total revenue, was as follows:

12 Months Ended May 31, 2008	64%
12 Months Ended May 31, 2007	67%

College Preparation

We have exclusive sales and marketing agreements with two major college publishers who do not have school divisions to sell their books into the high school market. The distribution agreements cover all sales made to the K-12 market, including each publisher's college products and certain trade and professional products. We have entered into additional exclusive and semi-exclusive distribution agreements with other publishers. We also develop our own proprietary college preparation supplements and ancillary materials. The first of these products was published in 2004. These products do not compete with products we distribute under our existing publisher agreements and are crafted as supplements to help students with their college preparation studies.

The loss of either major college publisher distribution agreement would have a material adverse effect on our revenue and operations. One of the agreements has been in place for 18 years and expires in December 2012. The other agreement has been in place for 12 years and expires in September 2011.

Revenue from the College Preparation product group, as a percentage of total revenue, was as follows:

12 Months Ended May 31, 2008	36%
12 Months Ended May 31, 2007	33%

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

Integrated Catalog/Inside and Outside Sales Model
In the 2007-2008 school year, approximately 425,000 copies of thirty-three catalogs and over thirty various print promotional and direct mail pieces reached our various market niches that included both proprietary and distributed products. Catalogs and other direct mail pieces are mailed to internally maintained house lists and other appropriate contact individuals at K-12 school and district sites throughout the United States. In the same school year, approximately sixty electronic mailings, sent via e-mail (e-Blasts), were deployed that targeted about 410,000 K-12 educators.

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

COMPETITION

Eight supplementary publishers accounted for approximately 60% of reported 2007 supplemental sales in the United States. These publishers produce a wide variety of print and electronic products, workbooks, magazines, and library/trade books (non-textbooks) used in schools. In 2007, the leading supplemental publishers were: School Specialty, Houghton Mifflin Harcourt, Scholastic Education, McGraw-Hill Learning Group, Pearson, RD School & Ed Services, Renaissance Learning, and Voyager Learning (Simba Information, Electronic Education Report, May 5, 2008). There are also numerous other companies and divisions of the large companies not noted above that are competitors of ours. These publishers include Triumph Learning, Buckledown, and Options Publishing. In addition, we compete with major college publishers who sell their textbooks and other products in the high school Advanced Placement market. Many of our competitors are well established, significantly larger, and have substantially greater financial and marketing resources than the Company.

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

EMPLOYEES

As of May 31, 2008, we had approximately 110 employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

We do not own any real property. We primarily conduct our operations out of our Saddle Brook, New Jersey facility. We lease approximately 25,000 square feet of office space at this location at a current rental of approximately $452,000 per year through October 2014.

We lease approximately 4,300 square feet of office space in Austin Texas at a current rental of $78,000 per year, escalating to $80,000 per year through February 2010.

We lease 1,008 square feet of office space in Columbus, Ohio at a current rental of $13,000 per year through November 2009.

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

Market for Common Stock

Our common stock has been quoted for trading on the NASDAQ Capital Market under the symbol “PEDH” since June 1, 2005, and was quoted for trading on the OTC Bulletin Board from September 10, 2004 through May 31, 2005. Prior to September 10, 2004, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the available high and low closing bid quotations for the common stock by quarter for the years ended May 31, 2008 and 2007. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended		Year Ended
	May 31, 2008		May 31, 2007
Quarter	High	Low	High	Low
1st	$4.00	$3.10	$4.25	$3.65
2nd	$4.05	$2.78	$5.00	$3.37
3rd	$3.20	$2.35	$4.90	$3.35
4th	$3.57	$1.88	$3.69	$2.20

On August 7, 2008, the last reported bid price of our common stock on NASDAQ Capital Market was $1.90 per share.

Holders

There were approximately 392 beneficial holders of our common stock as of August 7, 2008.

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its common stock during the twelve months ended May 31, 2008.

In 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. As of May 31, 2008, 83,768 shares remained available for purchase under the program. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Peoples Educational Holdings, Inc. (the “Company”), its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and our ability to respond thereto, (5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) ability to retain qualified personnel, (8) ability to retain our distribution agreements with our major college publishers in the College Preparation market, (9) the sufficiency of our copyright protection, and (10) ability to continue to rely on the services of third party warehouses, and other factors as discussed elsewhere in this report or in our other filings with the SEC. The potential investors and shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Annual Report, for the reasons, among others, discussed in the Section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Revenue Recognition
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of May 31, 2008 and 2007 were approximately $528,000, and, $478,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. The Company recognizes its subscription based revenue on its Measuring Up e-Path® prorata over the life of the agreement.

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. On May 31, 2008 and 2007, we had a valuation allowance against these assets of $159,000 and $106,000 respectively. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.

Allowance for Doubtful Accounts
Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at May 31, 2008 and 2007 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by us. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserves of approximately $465,000 and $269,000 at May 31, 2008 and 2007 are believed to be adequate to cover inventory loss exposure.

Stock-Based Compensation
We adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment on January 1, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock. An increase in the volatility of our stock price or an increase in the average period before exercise will increase the amount of compensation expense on new awards. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in compensation expense and an increase in the risk-free interest rate will increase compensation expense. We believe the assumptions used in computing our compensation expense for the periods ended May 31, 2008 and 2007, respectively, are appropriate.

Income Taxes
The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient taxable income. No valuation allowance has been established as of May 31, 2008 or 2007 as management is projecting sufficient taxable income to fully realize the net deferred income tax assets over the near term. If such future levels of taxable income are not sufficient or fail to materialize in the near term, management will establish a valuation allowance to reduce the net deferred income tax assets to an amount that they believe is more likely than not to be realized and would also record corresponding income tax expense. On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance.

Twelve Months Ended May 31, 2008 vs. Twelve Months Ended May 31, 2007

NET REVENUE

(In Thousands)
	12 Months Ended
	5/31/2008	5/31/2007	Variance	Variance %
Test Preparation, Assessment and Instruction	$25,680	$25,980	$(300)	-1.2%
College Preparation	14,309	12,722	1,587	12.5%
Total Net Revenue	$39,989	$38,702	$1,287	3.3%

Test Preparation, Assessment, and Instruction

Revenue for this product group was $25.7 million for the 12 months ended May 31, 2008, a decrease of 1.2% compared to the prior year. Testing and Assessment revenue was $22.2 million, flat with the prior year, while Instruction revenue was $3.5 million, down 7.8% from the prior year.

The product group overall decrease was due in part to an overall decline in supplemental education spending for the past year. According to Association of American Publishers, the supplemental education market for the twelve months ended May 31, 2008 was down approximately 9% from the prior year. We continue to invest in new product development for this product group.

College Preparation

Revenue for this product group was $14.3 million, an increase of 12.5% from the prior year.  Distribution revenue, which accounts for approximately 95% of the total revenue within this group, was up 11.6% primarily due to increased market penetration, especially in the private and parochial school markets.  Revenue from our proprietary products increased 33.7% compared to the prior year due to an aggressive sales and marketing plan in which we distinguished ourselves in the market with unique skills-based supplements.  We continue to invest in new proprietary product development while actively growing distribution products in FY09. In spite of current economic challenges, we are optimistic about the opportunities for growth in this market niche.

COST OF REVENUE

Cost of Revenue for the 12 months ended May 31, 2008 was $24.0 million (59.9% of revenue) compared to $21.9 million (56.5% of revenue) in the prior year.

Cost of Revenue consists of two components: direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

•
Direct costs as a percentage of revenue for fiscal 2008 was 43.2%, an increase from 41.1% in the prior year. The percentage increase is primarily due to revenue mix, as College Preparation revenue increased from 32.9% of the total revenue in fiscal 2007 to 35.8% in fiscal 2008. College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of non-proprietary products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development. Prepublication costs are capitalized and expensed on a straight-line basis over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For fiscal 2008, we amortized $6.7 million of prepublication costs, compared to $6.0 million in the prior year. We expect fiscal 2009 amortization expense to be similar to fiscal 2008, then decreasing in the following years as a result of lower prepublication expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(In Thousands)

	12 Months Ended
	May 31,
	2008	2007	Variance	Variance %
Selling and Marketing Expense	$11,217	$11,403	$(186)	-1.6%
General and Administrative Expenses	4,741	4,758	$(17)	-0.4%
Total Selling, General and Administrative Expenses	$15,958	$16,161	$(203)	-1.3%

Selling, general and administrative (SG&A) expenses for fiscal 2008 were $16.0 million, a decrease of 1.3% from the prior year. As a percentage of revenue, SG&A expenses for fiscal 2008 were 39.9%, a decrease of 1.9 percentage points from the prior year.

Selling and Marketing expenses for fiscal 2008 were $11.2 million, a decrease of $186,000 from the prior year. As a percentage of revenue the expense decreased from 29.5% of revenue in the prior year to 28.1% for fiscal 2008 as we continue to closely control costs.

General and Administrative expenses for the year were $4.7 million, flat from the prior year, as we continue to consistently monitor and control these expenses.

INTEREST EXPENSE

Interest expense for the year was $1.3 million, an increase of $158,000 from the prior year. The change is primarily related to $148,000 of non-cash interest expense recorded during the year as a result of the mark to market interest rate adjustment related to our swap agreement on our term loan.

INCOME TAX BENEFIT

For the twelve months ended May 31, 2008, the effective tax rate was 41.0% compared to 43.8% in the prior year. The effective tax rate fluctuation is due to a 2.8% decrease in the state tax rate apportionment as well as an increase in the temporary and permanent tax differences in book versus taxable loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”.  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS 157 may have if any on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives companies an irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning June 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 may have, if any, on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. We are currently investigating the impact, if any, of adopting SFAS 161 on our financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate any significant changes as a result of adopting SFAS 162.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for 2008 was $6.0 million, compared to $2.4 million in 2007. Net cash provided by operating activities for 2008 was primarily provided by our profitability before depreciation and amortization as well as decreases in accounts receivable, inventory, prepaid expenses, and accounts payable. This was offset by increases in deferred income taxes and deferred revenue. Accounts receivable decreased as a result of a decrease in fourth quarter revenues on a year-over-year basis. Inventory decreased due to the timing of ordering and receiving products into inventory. Prepaid expenses decreased due to our increase in product sampling. Accounts payable and accrued expenses decreased primarily due to the timing of payment to vendors.

Net cash used in investing activities was $5.0 million in 2008 compared to $6.7 million in 2007. Net cash used in investing activities for 2008 consisted primarily of expenditures for prepublication costs of $4.7 million in 2008, which represents a decrease of $1.8 million from 2007. The decrease is primarily due to efficiencies realized within our product development process, which allowed us to reduce the development costs on new and revised titles.

Net cash used in financing activities was $1.0 million in 2008 compared to $3.7 million of cash provided by in 2007. Net cash used in financing activities for 2008, consisted primarily of net repayments under our new bank agreement for both the line of credit and term loan. Net cash provided by financing activities for 2007, consisted primarily of net borrowings under our new bank agreement for both the line of credit and term loan.

On February 15, 2007, we entered into a $20 million credit agreement with Sovereign Bank to refinance our previous bank credit agreement. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

The revolving line of credit provides for advances up to $10.0 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. At May 31, 2008, $6.4 million was outstanding under this facility, and $3.6 million was available for borrowing.

The term loan is for $10.0 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit for $5 million of the $9.5 million outstanding. We entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. At May 31, 2008, $9.5 million was outstanding under this agreement.

In May 2008, the Company entered into a $1.5 million letter of credit agreement with Sovereign Bank. The interest rate on the letter of credit is LIBOR plus 2.5%, or prime plus 0.5%. The agreement expires May 31, 2009. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. At May 31, 2008, no amounts were outstanding under this agreement.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock.

We believe that our cash and borrowing availability under our lines of credit, together with cash generated from operations, will be sufficient to meet our normal cash needs in 2009. We intend to continue investing in prepublication costs for our proprietary products to the extent cash flow allows. As we develop these products for more states, additional working capital investments may be required.

PRODUCT DEVELOPMENT

Product development expenditures for the twelve months ended May 31, 2008 were $4.7 million, compared to $6.5 million for the twelve months ended May 31, 2007. We continue to actively develop new and revised products, but as a result of operational efficiencies we have been able to significantly reduce our development expenditures. We expect the current level of spending to continue in the future. Product development expenditures in 2008 were primarily in the Testing, Assessment, and Instruction product group as we continued to roll out new and revised products within our existing states. The state test preparation market continues to grow, as the states demand higher academic performance from students. Most states have high-stakes testing requirements, which mean that students, teachers, and administrators are rewarded for positive test performance or penalized for poor performance. The support for state standards and testing has been enhanced considerably by the mandates of the No Child Left Behind federal legislation. Presently, we publish Test Preparation and Assessment products for various grades in twelve states.

We intend to focus our product development in the upcoming year on our core, state-specific products. We intend to enter additional states and continue to supplement existing states with additional products. We also plan to expand our offering of Measuring Up e-Path®, our electronic, web-based assessment and scoring product.

We will continue to produce proprietary college preparation supplements and ancillary materials. These products will not compete with products we distribute under our existing publisher agreements and will be crafted as supplements to help teachers and students with their college preparation studies.

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

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	August 31	November 30	February 28	May 31
Test Preparation, Assessment and Instruction	28%	25%	21%	26%
College Preparation	65%	14%	6%	15%
Total Revenue	41%	21%	16%	22%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents
May 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Peoples Educational Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Peoples Educational Holdings, Inc. and Subsidiary as of May 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended May 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Educational Holdings, Inc. and Subsidiary as of May 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Peoples Educational Holdings, Inc and Subsidiary’s internal control over financial reporting as of May 31, 2008 included in this accompanying Annual Report under the caption “Management’s Report on Internal Controls over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGLADREY & PULLEN, LLP
McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
August 22, 2008

CONSOLIDATED BALANCE SHEETS
(In Thousands-Except Share Data)

	May 31,
	2008	2007
ASSETS

Current Assets
Cash and Cash Equivalents	$53	$98
Accounts Receivable Net of Allowances for Doubtful Accounts and Returns	3,664	3,961
Inventory	4,394	5,183
Prepaid Expenses and Other	404	334
Prepaid Marketing Expenses	829	725
Deferred Income Taxes	1,024	871
Total Current Assets	10,368	11,172

Equipment - At Cost, Less Accumulated Depreciation of $1,994 and $1,692, respectively	566	697

Other Assets
Deferred Prepublication Costs, Net	15,200	17,180
Deferred Income Taxes	1,536	1,155
Trademarks, Net	191	141
Prepaid Expenses and Other	263	370
Prepaid Marketing Expenses	495	1,036
Total Other Assets	17,685	19,882
Total Assets	$28,619	$31,751

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,042	$649
Accounts Payable	4,906	6,304
Accrued Compensation	247	547
Other Accrued Expenses	347	327
Deferred Revenue	475	327
Total Current Liabilities	8,017	8,154
Long Term Obligations, Less Current Maturities	14,046	16,405
Total Liabilities	22,063	24,559

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,470,734 as of May 31, 2008 and 4,441,173 as of May 31, 2007	89	89
Additional Paid In Capital	8,013	7,875
Accumulated Deficit	(1,482)	(708)
Treasury Stock, 16,232 shares for both periods, at cost	(64)	(64)
Total Stockholders' Equity	6,556	7,192

Total Liabilities and Stockholders' Equity	$28,619	$31,751

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)

	Fiscal Year Ended
	May 31,
	2008	2007

Revenue, Net	39,989	38,702

Cost of Revenue
Direct Costs	17,256	15,905
Prepublication Cost Amortization	6,704	5,955
Total	23,960	21,860

Gross Profit	16,029	16,842

Selling, General and Administrative Expenses	15,958	16,161

Income from Operations	71	681

Other Expenses, Net	95	43
Interest Expense	1,287	1,129

Net Loss Before Income Taxes	(1,311)	(491)

Income Tax Benefit	(537)	(215)

Net Loss	(774)	(276)

Net Loss per Common Share Basic and Diluted	$(0.17)	$(0.06)

Weighted-average Number of Common Shares Outstanding Basic and Diluted	4,445	4,429

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands - Except Share Data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, May 31, 2006	$89	$7,787	$(432)	$(8)	$7,436

Stock-Based Compensation	-	88	-	-	88

Purchase of Treasury Stock (14,582 shares)	-	-	-	(56)	(56)

Net Loss	-	-	(276)	-	(276)

Balance, May 31, 2007	89	7,875	(708)	(64)	7,192

Stock Options Exercised	-	88	-	-	88

Stock-Based Compensation	-	50	-	-	50

Net Loss	-	-	(774)	-	(774)

Balance, at May 31, 2008	$89	$8,013	$(1,482)	$(64)	$(6,556)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year Ended May 31,
	2008	2007
Cash Flows From Operating Activities
Net Loss	$(774)	$(276)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation	308	317
Amortization of Prepublication Costs and Trademarks	6,732	5,973
Stock-Based Compensation	50	88
Market Value Adjustment of Interest Rate Swap	148	-
Deferred Income Taxes	(534)	(224)
Changes in Assets and Liabilities
Accounts Receivable	297	(611)
Inventory	789	(1,289)
Prepaid Expenses and Other	37	(323)
Prepaid Marketing Expenses	437	(412)
Accounts Payable and Accrued Expenses	(1,678)	(1,571)
Deferred Revenue	148	69
Income Taxes Payable or Refundable	-	668
Net Cash Provided By Operating Activities	5,960	2,409

Cash Flows From Investing Activities
Purchases of Equipment	(177)	(185)
Expenditures for Intangibles	(78)	(33)
Expenditures for Prepublication Costs	(4,724)	(6,529)
Net Cash Used In Investing Activities	(4,979)	(6,747)

Cash Flows From Financing Activities
Net (Payments) Borrowings Under Line of Credit	(465)	401
Purchases of Treasury Stock	-	(56)
Proceeds From the Exercise of Stock Options	88	-
Payments Of Debt Issue Costs	-	(405)
Principal Payments On Short Term Loan	-	(1,000)
Proceeds From Long Term Debt	-	10,000
Principal Payments On Long Term Debt	(649)	(5,254)
Net Cash Provided By (Used In) Financing Activities	(1,026)	3,686

Net Decrease in Cash and Cash Equivalents	(45)	(652)

Cash and Cash Equivalents
Beginning of Year	98	750
End of Year	$53	$98

Supplemental Cash Flow Information
Cash Payments for:
Interest	$1,180	$1,008

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

Use of estimates: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to estimate and assumptions include the estimated lives of deferred prepublication costs, realization of net deferred income tax asset, allowances for product returns and valuation allowances for inventory, deferred prepublication costs and stock option accounting. Actual results could differ from those estimates.

Cash and cash equivalents: Cash and cash equivalents include money market funds and other highly liquid investments. The Company maintains its cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition and accounts receivable:  Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of May 31, 2008 and 2007 were approximately $528,000, and, $478,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. The Company recognizes its subscription based revenue on its Measuring Up e-Path® prorata over the life of the agreement.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at May 31, 2008 and 2007.

Major suppliers: The Company has exclusive distribution agreements with two major college book publishers. The loss of either of these distribution agreements would have a material adverse effect on the Company’s revenue and operations. Revenue generated from these distribution agreements accounted for the following percentage of total revenue by period:

12 Months Ended May 31, 2008	33%
12 Months Ended May 31, 2007	30%

Inventory: Inventory is stated at the lower of cost or market, which is determined using the first-in, first-out method. Inventory consists entirely of finished goods. Inventory on the consolidated balance sheet is reflected net of reserves for write-downs or non-salability of approximately $465,000 and $269,000 at May 31, 2008 and 2007, respectively.

Deferred prepublication costs: Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products, which include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to completion of the product. These prepublication costs also include expenses incurred for other forms of product development, such as expert reviews. Prepublication costs are capitalized and are amortized over a three or five year period (the estimated minimum lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. On May 31, 2008 and 2007, The Company has a valuation allowance against these assets of $159,000 and $106,000 respectively. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.

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

(In Thousands)

12 Months Ended May 31, 2008	$2,157
12 Months Ended May 31, 2007	$1,795

Prepaid marketing expenses are presented in the balance sheets as follows:

(In Thousands)

	May 31, 2008	May 31, 2007
Total Prepaid Balance	$1,324	$1,761
Less current portion	829	725
Long-term balance	$495	$1,036

The estimated prepaid marketing expense is expected to be as follows:

(In thousands)

For the years ended May 31:
2009	$829
2010	$495

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

Accounting for long-lived assets: Long-lived assets, such as equipment, deferred prepublication costs, and other assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This is accomplished by comparing their carrying value with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. The Company has not experienced any such losses in the years presented.

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

Basic and diluted net loss per share: Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 9 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share. Due to the net loss in 2008, and 2007, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. Options and warrants that were excluded from the calculation of diluted shares, as their effect would have been anti-dilutive are as follows:

Total Shares
Year Ended May 31, 2008	3,179
Year Ended May 31, 2007	146,111

Stock-based compensation: On January 1, 2006, the Company adopted SFAS No. 123R (Share-Based Payment), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company has adopted SFAS No. 123R using the modified prospective method and has applied it to the accounting for the Company’s stock options. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) share-based expense for all awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Our May 31, 2008 and 2007 consolidated financial statements reflect the impact of SFAS No. 123R. Stock-based compensation expense recognized under SFAS 123R was $50,000 ($0.01 per diluted common share) for May 31, 2008 and $88,000 ($0.01 per diluted common share) for May 31, 2007.

The Company uses the Black-Scholes model in deriving the fair value estimates of such awards. SFAS No. 123R requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Therefore, expense related to share-based payments and recognized in the periods ended May 31, 2008 and 2007 have been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. See Note 9 to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.

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

Reclassifications: Certain amounts on the consolidated balance sheet as of May 31, 2007 have been reclassified, with no effect on net earnings or stockholders equity, to be consistent with classifications adopted as of May 31, 2008.

Derivative financial instruments: SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, defines derivatives and requires that they be carried at fair value on the balance sheet. On May 23, 2007 we entered into an interest swap agreement to effectively convert $5.0 million of our term loan from a variable rate to a fixed rate for a term of three years. The change in market value of the interest swap is recognized on the balance sheet within long term obligations and by a charge or credit to interest expense. The change in the market value for the year ended May 31, 2008 was an expense of approximately $148,000, there was no adjustment at May 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”.  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS 157 may have, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives companies an irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning June 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 may have, if any, on our consolidated financial statements.

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

Note 2. Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future undiscounted cash flows. If future undiscounted cash flows are not sufficient to support the net carrying value of the asset, an impairment charge will be recognized. At May 31, 2008 and 2007 we had a valuation allowance of $159,000 and $106,000 respectively.

The activities in deferred prepublication costs were as follows:

(In Thousands)
	Year Ended
	May 31,
	2008	2007
Balance, Beginning	$17,180	$16,606
Prepublication Cost Additions	4,724	6,529
Amortization Expense	(6,704)	(5,955)
Balance, Ending	$15,200	$17,180

The future amortization expense of deferred prepublication costs is estimated to be as follows:

(In Thousands)

For the year ending May 31,
2009	$6,350
2010	4,374
2011	2,843
2012	1,339
2013 and thereafter	294

Future estimated amortization expense may increase as the Company continues its investments in additional deferred prepublication costs.

Note 3. Trademarks

Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances were as follows:

(In Thousands)
	Year Ended
	May 31,
	2008	2007
Balance, Beginning	$141	$126
Additions	78	33
Amortization Expense	(28)	(18)
Balance, Ending	$191	$141

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

The revolving line of credit provides for advances up to $10.0 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. At May 31, 2008, $6.4 million was outstanding under this facility at an interest rate of 7.6%, and $3.6 million was available for borrowing.

The term loan is for $10.0 million and matures in December 2012. The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest thereafter until maturity. The term loan bears interest at the same rate as the revolving line of credit for $5 million of the $9.5 million outstanding. The Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. At May 31, 2008 the interest rate on the term loan was 7.6%. At May 31, 2008, $9.5 million was outstanding under this agreement.

In May 2008, the Company entered into a $1.5 million letter of credit agreement with Sovereign Bank. The interest rate on the letter of credit is LIBOR plus 2.50%, or prime rate plus 0.5%. The agreement expires May 31, 2009. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. At May 31, 2008, no amounts were outstanding under this agreement.

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

Long-term debt at May 31, 2008 and 2007 consisted of the following:

(In Thousands)
	2008	2007
Obligations under capital leases (Note 7)	$76	$225
Market value of interest rate swap	148	-
Notes payable under line of credit (see above)	6,364	6,829
Term Loan (see above)	9,500	10,000
	16,088	17,054
Less current maturities	(2,042)	(649)
	$14,046	$16,405

Approximate maturities of long-term debt at May 31, 2008, are as follows:

(In Thousands)

Years ending May 31:
2009	$2,042
2010	2,182
2011	2,000
2012	8,364
2013	1,500
$16,088

Note 5.  Net Revenue by Product Group
The Company operates as one business segment, with two product groups. The Company’s revenues, net of returns, by product group are as follows:

(In Thousands)
	Year Ended
	May 31,
	2008	2007
Test Preparation, Assessment and Instruction	$25,680	$25,980
College Preparation	14,309	12,722
Total Net Revenue	$39,989	$38,702

Note 6. Income Taxes

Federal and state income tax expense (benefit) consists of the following:

(In Thousands)

	Year Ended May 31,
	2008	2007
Current	$(3)	$9
Deferred	(534)	(224)
Total	$(537)	$(215)

For the years ended May 31, 2008, and 2007, the income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss), due to the following:

(In Thousands)

	Year Ended May 31,
	2008	2007
Computed federal income tax at statutory rate	$(460)	$(175)
State income taxes, net of federal benefit	(60)	(15)
Income (loss) taxed at low er rate	13	5
Other, including nondeductible expenses, net	(30)	(30)
	$(537)	$(215)

Net deferred tax assets and liabilities are comprised of the following:

(In Thousands)

	May 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$15	$15
Allowance for sales returns	203	184
Allowance for prepublication costs	61	41
Inventory	244	196
Stock options	38	-
Federal and state net operating loss	2,078	1,282
Deferred prepublication costs (see Note 10)	254	688
	2,893	2,406
Deferred tax liabilities:
Equipment	(49)	(125)
Allowance for purchase returns	(157)	(142)
Prepaid expenses	(127)	(113)
	(333)	(380)
Net deferred tax assets	$2,560	$2,026

The aforementioned net deferred tax assets (liabilities) are reflected on the consolidated balance sheets as follows:

(In Thousands)

	May, 31
	2008	2007
Current assets	$1,024	$871
Noncurrent assets	1,536	1,155
Net deferred tax assets	$2,560	$2,026

As of May 31, 2008, the Company had approximately $5.0 million of federal net operating loss (NOL) carryforwards available to reduce federal taxable income which begin to expire in May 31, 2009 through May 31, 2028.

As of May 31, 2008, the Company had approximately $7.3 million of state net operating loss (NOL) carryforwards available to reduce state taxable income which begin to expire in May 31, 2012 through May 31, 2015.

Note 7.  Commitments
Operating leases: The Company leases its various facilities under operating lease arrangements. The lease of the corporate office was extended in 2008 and expires in October 2014. The Company also leases office space in Austin, Texas and Columbus, Ohio. The leases expire in February 2010 and November 2009, respectively. The Company also leases certain office equipment under operating leases.

Future minimum rental obligations under operating leases are as follows:

(In Thousands)

Years ending May 31:
2009	$558
2010	501
2011	433
2012	442
2013	453
Thereafter	660
$3,047

Rent expense under the aforementioned operating leases was as follows:

(In Thousands)

Year ended May 31, 2008	$666
Year ended May 31, 2007	$669

Capital leases: The Company has capital leases for the use of certain office equipment. Lease terms are generally three to five years. Effective interest rates on these obligations ranges from seven to twelve percent.

A summary of equipment under capital leases is as follows:

(In Thousands)	May 31,
	2008	2007
Office equipment	$160	$1,328
Less accumulated depreciation	90	920
	$70	$408

Approximate minimum annual lease payments under capital leases are as follows:

(In Thousands)

Years ending May 31:
2009	$47
2010	35
82

Less amount representing interest	6
Present value of minimum lease payments (included in long-term debt-Note 4)	$76

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

Warrants: In connection with a stock offering in 2005, the underwriter was granted a warrant to purchase 50,000 shares of Company common stock at an exercise price of $7.56 per share. Such warrants became exercisable in June 2006, and expire in June 2010.

Note 9. Stock Options

The 1998 Stock Option Plan (the Plan) permits the granting of incentive stock options and nonqualified options. A total of 1,000,000 shares of the Company common stock have been reserved for issuance pursuant to the options granted under the Plan. Options issued under the Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire up to 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. Shares available for grant under the plan were approximately 44,375 at May 31, 2008.

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
The following weighted average assumptions were used in the Black-Scholes option-pricing model for the indicated years:

	2008	2007
Dividend Yield	0.0%	0.0%
Risk Free Interest Rate	2.7% to 6.3%	3.3% to 6.3%
Expected Life of Options	5 to 10 Years	5 to 10 Years
Expected Volatility Factor	32% to 55%	43% to 55%

A summary of stock option activity is as follows:

	Weighted- Average Grant Fair Value	Shares	Weighted- Average Exercise Price
Outstanding at May 31, 2006	$1.87	826,036	$3.43
Granted	1.27	40,000	4.18
Forfeited	4.03	(10,000)	6.00
Outstanding at May 31, 2007	1.82	856,036	3.44
Granted	1.01	115,000	3.14
Exercised	2.10	(29,561)	3.00
Forfeited	2.09	(111,339)	3.46
Outstanding at May 31, 2008	1.69	830,136	3.41
Exercisable at May 31, 2008	$1.91	735,278	$3.34

The total intrinsic value of the cash received from options exercised during the year ended May 31, 2008, was $18,000.

At May 31, 2008, there was approximately $105,000 of unrecognized compensation cost related to share-based payments, which are expected to be recognized over a weighted-average period of three years.

Note 10. Retirement Plan

The Company maintains a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act (ERISA). All employees are eligible to participate following the completion of six months of service. Eligible participants may elect to contribute a portion of their compensation to the plan, subject to the Internal Revenue Code limitations for 401(k) plans. Participants direct the investment of their contributions into various investment options offered by the plan. The Company may make discretionary contributions to the plan in which all eligible employees will receive a portion of the Company’s contribution. There were no discretionary contributions made by the Company to the plan during the years ended May 31, 2008 and 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board.

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of May 31, 2008, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the fiscal quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Under SEC rules, management may assess its internal control over financial reporting as effective if there are no identified material weaknesses at the reporting date. A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.” Controls for financial close and reporting were in place as of year-end and were found to be operating effectively based on management testing of key controls.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals constitute the current directors and executive officers of the Company:

Name	Age	Position with the Company
G. Thomas Ahern	50	Director (1)
Brian T. Beckwith	52	President and Chief Executive Officer
John C. Bergstrom	48	Director (1)(2)(3)
Richard J. Casabonne	63	Director (3)
Anton J. Christianson	56	Director (2)(3)
Michael L. DeMarco	44	Executive Vice President and Chief Financial Officer
James P. Dolan	59	Director (1)(2)
Diane M. Miller	56	Co-founder, Executive Vice President and Chief Creative Officer
James J. Peoples	71	Co-founder, Chairman, and Senior Advisor

(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Governance Committee

G. Thomas Ahern has been a Director of the Company since 2006. He has been CEO of Coughlan Companies and Capstone Publishers, a major publisher of children’s books through their imprints; Capstone Press, Compass Point Books, Picture Window and Stone Arch Books, since July 2007. Mr. Ahern has more than 20 years of executive management, technology and sales experience. Prior to joining Coughlan Companies, he served as CEO of SwiftKnowledge, a web-based business intelligence software company. He also was Executive Vice President, Sales and Marketing for PLATO Learning (NASDAQ: TUTR), a highly successful educational software company based in Bloomington, MN, from 1990 to 2001. Mr. Ahern is a Communications graduate of Northwestern University (BA 1980).

Brian T. Beckwith has been a Director of the Company since 2001, and has served as President and Chief Executive Officer of the Company since December 2001. Mr. Beckwith has over 25 years of publishing industry experience, including positions in market research, consumer marketing, operations, business development, and general management. Prior to joining the Company, he was a principal in Beckwith & Associates, a publishing advisory firm specializing in start-ups, acquisitions, and Internet business development. From 1998 to 2000, he was President and Chief Operating Officer of Grolier, Inc., a $450 million publisher and direct marketer of children’s books and other educational products. From 1991 to 1997, Mr. Beckwith served in various senior management positions with K-III (Primedia) including President and Chief Executive Officer of the Special Interest Magazine Group. Mr. Beckwith has also held management positions with News Corporation, CBS Magazines, and Ziff-Davis Publishing. He holds a B.A. summa cum laude from New England College and an M.B.A. from Fordham University’s Graduate School of Business.

John C. Bergstrom has been a Director of the Company since 1998. He has been a partner in RiverPoint Investments, Inc., a St. Paul, MN-based business and financial advisory firm since 1995. Mr. Bergstrom is also a director of Dolan Media Co. (NYSE:DM), Tecmark, Inc., Mall Marketing Media, LLC, Instrumental, Inc., JobDig, Inc., Credible Information, Inc., Great River Communications Corp., Cherry Tree Acquisition Corp. and IDLoyalty, LLC.   He is also a director of the non-profit Goodwill Easter Seals Minnesota.  Mr. Bergstrom is a graduate of Gustavus Adolphus College, B.A., and the University of Minnesota, M.B.A.

Richard J. Casabonne has been a Director of the Company since 2002. He is the founder and President of Casabonne Associates, Inc., an educational research, strategy and development firm, since 1972. From October 2003 to May 2004, he served as Chief Executive Officer of TestU, an instructional assessment company based in New York City.  From July 2001 to April 2002, Mr. Casabonne also served as the President of the Education and Training Group of Leapfrog Enterprises, Inc. where he also served as a director. Currently he is President of AEP (The Association of Educational Publishers).

Anton J. Christianson has been a Director of the Company since 1998. He is the Chairman of Cherry Tree Companies, a firm involved in investment management, investment banking, and wealth management. Mr. Christianson is a General Partner of School Power LP, an investor in Peoples Educational Holdings and a Cherry Tree affiliate. He serves as a director of AmeriPride Services, Inc., Dolan Media Co. (NYSE:DM), Fair Isaac Corporation, (NYSE: FIC) and Titan Machinery, Inc. (NASDAQ: TITN). Mr. Christianson is a graduate of St. John’s University, Collegeville, Minnesota, and earned an M.B.A. from Harvard Business School.

Michael L. DeMarco has served as, Chief Financial Officer of the Company since May 2002 and Executive Vice President since June 2007, and previously served as Vice President of Finance and Operations of the Company from May 1999 to April 2002. Mr. DeMarco has over 20 years of experience in finance and accounting. Prior to joining the Company, Mr. DeMarco was Controller for Health Tech, a health care products company. He was also a Controller for Omnitech Corporate Solutions, a computer integration and software development company. Mr. DeMarco also spent four years as an auditor with the public accounting firm of Ernst and Young. Mr. DeMarco is a graduate of Pace University in New York and is a Certified Public Accountant.

James P. Dolan has been a Director of the Company since 1999.  Since 1993, he has been Chairman, President and Chief Executive Officer and founder of Dolan Media Company, (NYSE:DM) Minneapolis, a specialized business information company that publishes daily and weekly business newspapers in 21 U.S. markets; operates a number of legal services businesses including Counsel Press, the nation’s largest appellate legal services provider, and American Processing Company, a leading provider of mortgage default processing services to the foreclosure bar.  From 1989 to 1993, he was Executive Vice President of the Jordan Group, New York City, an investment bank specializing in media. He previously held executive positions with News Corporation Ltd. in New York, Sun-Times Company of Chicago, and Centel Corp., Chicago, and was an award-winning reporter and editor at newspapers in San Antonio, New York, Chicago, Sydney, and London. He serves as a director of several private companies and is a journalism graduate of the University of Oklahoma.

Diane M. Miller has been a Director of the Company since 1998. She is co-founder and has served as Executive Vice President of the Company since 1989, and Chief Creative Officer since 2005. Her educational publishing experience encompasses general management, product development, strategic planning, market research, writing, curriculum development, editorial, marketing, production, and professional development. Prior to forming the Company, Ms. Miller was publisher of Globe Books, a remedial, supplementary education publisher owned by Simon and Schuster. Prior to joining Globe Books, she was Senior Editor of Reading for Harcourt Brace Jovanovich. Ms. Miller has classroom and research experience, as well, and is a graduate with honors of Centre College of Kentucky.

James J. Peoples has been a Director of the Company since 1998. He is a co-founder and serves as Chairman. Effective December 2001, Mr. Peoples resigned as CEO and President of the Company and remains Chairman of the Board. He has 44 years of experience in schoolbook publishing, including positions in sales, sales management, corporate staff assignments, and general management. Prior to forming PE, Mr. Peoples was President of the Prentice Hall School Group for seven years and served three years as Group President of the $350 million Simon and Schuster Educational Group. Mr. Peoples is a graduate of Oregon State University.

Board Committees.

The Board of Directors has established an Audit Committee, a Governance Committee and a Compensation Committee.

The Audit Committee is currently composed of Messrs. Bergstrom (Chair), Ahern, and Dolan. The committee meets with our independent registered public accounting firm and representatives of management to review the internal and external financial reporting of the Company, considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments, and approves any material non-audit services to be provided by our independent registered public accounting firm. Our Board of Directors has determined that Mr. Bergstrom is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K. He is independent pursuant to the independence standards promulgated by the NASDAQ Stock Market.

The Compensation Committee is currently composed of Messrs. Bergstrom (Chair), Christianson, and Dolan. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation, stock options, and benefits of officers and employees.

The Governance Committee is currently composed of Messrs. Christianson (Chair), Bergstrom, and Casabonne. Mr. Dolan served on the committee during fiscal 2007. The Governance Committee reviews and makes recommendations to the Board regarding corporate governance policies and procedures, reviews our Code of Conduct and compliance thereof, identifies and makes recommendations to the Board regarding candidates for election as directors, and evaluates the Board of Directors.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were timely complied, With the exception of the following reports that were filed late: a Form 4 by Anton J. Christianson, Gordon Stofer and Adam Smith Companies reporting stock purchases by Adam Smith Activist Fund in June and July 2007, and a Form 4 by the same persons reporting a stock purchase by Adam Smith Activist Fund in January 2008.

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

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal 2008 and 2007, the compensation earned by or awarded to Brian T. Beckwith, the Company’s Chief Executive Officer and President, Michael DeMarco, the Company’s Executive Vice President and Chief Financial Officer, and the two other most highly compensated executives officer of the Company whose compensation is at least $100,000 (collectively with Mr. Beckwith and Mr. DeMarco, the “Names Executives”).

Summary Compensation Table for Fiscal Year Ended May 31, 2008 and 2007

			Non-Equity
			Incentitive		(b)	(c)
			Plan	(a)	Option	All Other
Name and Principal Position	Year	Salary	Compensation	Bonus	Awards	Compensation	Total

Brian T. Beckwith	2008	$300,000	$-	$-	$12,131	$2,160	$314,291
President and Chief Executive Officer	2007	$300,000	$-	$-	$26,821	$2,160	$328,981

Michael DeMarco	2008	$200,000	$-	$-	$2,825	$850	$203,675
Executive Vice President and	2007	$181,725	$-	$10,000	$3,483	$692	$195,900
Chief Financial Officer

Diane Miller	2008	$162,098	$-	$-	$2,825	$9,195	$174,118
Executive Vice President and	2007	$162,098	$-	$-	$3,483	$9,195	$174,776
Chief Creative Officer

James P. Peoples	2008	$100,000	$-	$-	$559	$3,600	$104,159
Chairman, Senior Advisor	2007	$100,000	$-	$-	$-	$3,840	$103,840

(a)	The Company paid Mr. DeMarco a $10,000 bonus in connection with his promotion to Executive Vice President in January 2007.
(b)
These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2008 and 2007 in accordance with SFAS No. 123R, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 9 to the Consolidated Financial Statements for the fiscal year ended May 31, 2008.

(c)
The named executives receive a car allowance and the non-business portion of this allowance is included as taxable income to the named executive. For 2008, the taxable amounts were as follows: Mr. Beckwith — $2,160; Mr. DeMarco — $850; Mr. Peoples — $3,600; and Ms. Miller — $7,200. In addition, the Company provided supplemental life insurance to Ms. Miller. The 2008 policy premium of $1,995 was taxable income to Ms. Miller.

Outstanding Equity Awards at May 31, 2008

The following table provides a summary of equity awards outstanding for each of the Named Executives as of the end of fiscal 2008:

		Option Awards
		Number of Securities
		Underlying		Option
		Unexercised Options		Exercise	Option
		(#)	(#)	Price	Expiration
Named Executive		Exercisable	Unexercisable	($)	Date

Brian T. Beckwith	(1)	5,000	15,000	$3.05	4/10/2013
President and		125,000	-	$3.00	1/1/2012
Chief Executive Officer	(2)	11,109	36,891	$4.50	7/30/2012
	(3)	7,500	2,500	$5.20	10/3/2010
		125,000	-	$3.00	12/18/2011

Michael DeMarco	(4)	2,500	7,500	$3.05	4/10/2013
Executive Vice President and		15,000	-	$3.60	6/23/2013
Chief Financial Officer		30,000	-	$3.00	5/17/2012
		10,000	-	$3.50	12/29/2010
	(5)	3,750	1,250	$5.20	10/3/2010
		2,000	-	$3.00	12/21/2009
		10,000	-	$3.00	5/31/2009

Diane Miller	(4)	2,500	7,500	$3.05	4/10/2013
Executive Vice President and		75,000	-	$3.00	10/26/2011
Chief Creative Officer	(5)	3,750	1,250	$5.20	10/3/2010

James P. Peoples	(6)	1,000	3,000	$3.05	4/10/2013
Chairman, Senior Advisor

(1)	Becomes exercisable with respect to 5,000 on each April 10, 2009, 2010 and 2011
(2)	Becomes exercisable with respect to 22,222 shares on January 1, 2009, and 14,669 shares on January 1, 2010.
(3)	Becomes exercisable with respect to 2,500 shares on October 3, 2008
(4)	Becomes exercisable with respect to 2,500 shares on each April 10, 2009, 2010 and 2011
(5)	Becomes exercisable with respect to 1,250 shares on October 3, 2008
(6)	Becomes exercisable with respect to 1,000 shares on each April 10, 2009, 2010 and 2011

Potential Payments Upon Termination

Brian T. Beckwith, our President and Chief Executive Officer, entered into an employment agreement in 2001, which was amended in July 2004. The agreement, as amended, provides for a term ending in December 2008 with automatic renewals thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. Pursuant to these arrangements, the term of the agreement has been extended to December 2009. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. Beckwith ceases to be employed. In consideration for these covenants, Mr. Beckwith will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. Beckwith is terminated by the Company without cause, or if Mr. Beckwith resigns for good reason, Mr. Beckwith is entitled to 18 months of severance at his then-current annual salary. If we provide Mr. Beckwith notice of non-renewal, Mr. Beckwith is entitled to 12 months of severance at his then-current annual salary. The agreement also provides for, under certain circumstances, our repurchase right and Mr. Beckwith’s put right to the Company with respect to Company stock owned by Mr. Beckwith following termination of his employment which he has acquired upon exercise of stock options and held for at least one year.

Michael L. DeMarco, our Executive Vice President and Chief Financial Officer, entered into an employment agreement in May 2002, which was most recently amended in June 2007. The agreement, as amended, provides for a term ending in May 2008, with automatic renewals thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. Pursuant to these arrangements, the term of the agreement has been extended to May 2009. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company. In consideration for these covenants, Mr. DeMarco will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. DeMarco is terminated without cause or resigns for good reason, Mr. DeMarco is entitled to 12 months salary as severance at his then-current annual salary.

Diane M. Miller, our Executive Vice President and Chief Creative Officer, entered into an employment agreement in 1990, which was amended and restated in November 2004. The agreement provides for a term ending in November 2007, with automatic renewals thereafter for successive one-year periods unless terminated by either party at least 180 days prior to the end of the contract year. Pursuant to these arrangements, the term of the agreement has been extended to November 2009. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Ms. Miller ceases to be employed. In consideration for these covenants, Ms. Miller will receive on a monthly basis, 60% of her monthly salary in effect at the time her employment ceased. If Ms. Miller is terminated without cause or if Ms. Miller resigns for good reason, Ms. Miller is entitled to 12 months of severance at the rate in effect at the time her employment ceased. We have a right of first refusal with respect to any share transfers of Company stock by Ms. Miller to a competitor.

Mr. Peoples, our Chairman of the Board of Directors and Senior Advisor, entered into an employment agreement in June 2003. The agreement expired in accordance with its terms on July 31, 2008, and Mr. Peoples’ service as an employee of the Company was concluded on that date. Mr. Peoples continues to serve as a director of the Company. The agreement contains non-competition and non-solicitation covenants which will continue in effect for a period ending July 31, 2009.

Compensation of Non-Management Directors

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. For 2008, each non-management member of the Board of Directors received on a quarterly basis $3,000 for services as a director, plus $500 for each committee on which they served, plus an additional $500 for each committee of which they were the chair. Mr. Bergstrom received an additional $3,500 per quarter for his services on the audit and compensation committee. Non-employee directors were also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, each non-employee director receives nonqualified options to purchase our common stock at an option price equal to the fair market value of our common stock on the date that the option is granted. The options are exercisable in annual increments of 25% each over a four-year period during the term of the options, which range from five years to eight years. During fiscal year 2008, non-management directors were granted two stock options under the terms described above. On October 09, 2007, they received options to purchase 2,000 shares each at $4.05 per share and on April 10, 2008 they received options to purchase 4,000 shares at a price of $3.05.

Non-Management Director Compensation for the Fiscal Year Ended May 31, 2008

	Fees Earned
	or	Option		All Other
	Paid in Cash	Awards		Compensation		Total
G. Thomas Ahern	$14,000	$4,143	(a)	$-		$18,143
John C. Bergstrom	$36,000	$2,332	(a)	$-		$38,332
Richard J. Casabonne	$14,000	$2,332	(a)	$38,400	(b)	$54,732
Anton J. Christianson	$18,000	$2,332	(a)	$-		$20,332
James P. Dolan	$16,000	$2,332	(a)	$-		$18,332

(a)
These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2008 in accordance with SFAS No. 123R, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 9 to the Consolidated Financial Statements for the fiscal year ended May 31, 2008.

(b)	Mr. Casabonne received an additional $9,600 per quarter for his services related to marketing and product development.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information provided to the Company as to the beneficial ownership of our Common Stock as of July 25, 2008 by (i) the only stockholders known to the Company to hold 5% or more of such stock, and (ii) each of the directors, the Named Executives set forth in the Summary Compensation Table in Item 11, and directors and officers as a group.

	Common Stock
	Beneficially
Beneficial Owner	Owned	Total (%)

Anton J. Christianson (1) (2)	1,931,903	43.2%
NAP & CO - c/o Delaware State Pension Fund (3)	603,151	13.5%
James J. Peoples (1) (4)	572,581	12.9%
Dolphin Offshore Partners, Inc. (5)	361,887	8.1%
Diane M. Miller (1) (4)	332,266	7.3%
Brian T. Beckwith (1) (4)	303,363	6.4%
Michael L. DeMarco (1)	73,250	1.6%
John C. Bergstrom (1)	62,650	1.4%
James P. Dolan (1)	54,834	1.2%
Richard Casabonne (1)	32,334	*
G. Thomas Ahern (1)	14,000	*
Directors and Officers as a group (9 persons) (1) (2)	3,377,181	67.2%

* Less than 1%

(1)
Includes shares of Common Stock subject to outstanding stock options exercisable within 60 days as follows: Mr. Christianson, 22,334 shares; Mr. Peoples, 1,000 shares; Ms. Miller, 81,250 shares; Mr. Beckwith, 273,609 shares; Mr. DeMarco, 73,250 shares; Mr. Bergstrom, 22,334 shares; Mr. Dolan, 54,834 shares; Mr. Casabonne, 32,334 shares; Mr. Ahern, 10,000 and directors and officers as a group, 570,945 shares.

(2)
Mr. Christianson’s ownership includes ownership of 1,813,363 shares owned by School Power Limited Partnership, and 96,206 shares owned by Adam Smith Activist Fund, LLC. The general partners of School Power Limited Partnership are Gordon Stofer and Adam Smith Companies, LLC.  Mr. Christianson is the manager of and controls Adam Smith Companies, LLC. The managing member of Adam Smith Activist Fund is Adam Smith Management, LLC.  Mr. Christianson is the manager of Adam Smith Management, LLC and has investment power with respect to the securities owned by Adam Smith Activist Fund, LLC.  Mr. Christianson and Mr. Stofer share voting and investment powers with respect to the securities owned by School Power Limited Partnership. Adam Smith Companies, LLC, Adam Smith Management, LLC, Mr. Christianson and Mr. Stofer disclaim beneficial ownership of the securities owned by School Power Limited Partnership and Adam Smith Activist Fund, LLC except to the extent of their pecuniary interest in such securities.  The address of Mr. Christianson, Mr. Stofer, Adam Smith Activist Fund, LLC and School Power Limited Partnership is 301 Carlson Parkway, Suite #103, Minnetonka, MN 55305.

(3)	The address of the Delaware State Pension Fund is 860 Silver Lake Boulevard, McArdle Building, Suite #1, Dover, Delaware 19904.

(4)	The address of Mr. Peoples, Ms. Miller and Mr. Beckwith is 299 Market Street, Saddle Brook, New Jersey 07663-5316.

(5)
The general partner of Dolphin Direct Equity Partners, L.P. is Dolphin Advisors, LLC, and the managing member of Dolphin Advisors, LLC is Dolphin Management, Inc.  Peter E. Salas is the President and sole owner of Dolphin Management, Inc. and exercises voting and investment powers with respect to the securities owned by Dolphin Direct Equity Partners, L.P.  Dolphin Advisors, LLC, Dolphin Management, Inc. and Mr. Salas disclaim beneficial ownership of the securities owned by Dolphin Direct Equity Partners, L.P. except to the extent of their pecuniary interest in such securities.  The address of Dolphin Direct Equity Partners, L.P. is c/o Dolphin Asset Management Corp., 129 East 17th Street, New York, NY 10003.

Equity Compensation Plan Table

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of May 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	830,136	$3.41	44,375

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None

Director Independence

The Board of Directors of the Company has determined that Messrs. Ahern, Bergstrom, Casabonne, Christianson and Dolan are “independent” directors, as that term is defined under the rules of The NASDAQ Stock Market for companies included in The NASDAQ Capital Market.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the fiscal years ended May 31, 2008 and May 31, 2007, McGladrey & Pullen, LLP and its related entity RSM McGladrey, Inc., provided various audit and non-audit services to the Company and billed the Company for these services as follows:

(a)
Audit Fees. Fees for audit services totaled $142,791 and $110,432 in fiscal 2008 and fiscal 2007, respectively, including fees for the annual audits and the reviews of the Company’s quarterly reports on Form 10-Q.

(b)
Audit-Related Fees. Fees for audit-related services totaled $2,600 and $7,800 in fiscal 2008 and fiscal 2007, respectively. These services related to responding to technical and accounting questions and the related research, and meetings with management.

(c)	Tax Fees. Fees for tax services, including certain tax compliance assistance, totaled $-0- and $1,650 in fiscal 2008 and fiscal 2007.

(d)	All Other Fees. There were no other services provided by McGladrey & Pullen, LLP or RSM McGladrey, Inc., not included above, in either fiscal 2008 or fiscal 2007.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis. All of the services provided by the independent registered public accounting firm during fiscal 2008 and fiscal 2007, including services related to the Audit-Related Fees and Tax Fees, have been approved by the Audit Committee under its pre-approval process. The Audit Committee has considered whether the provision of services related to the Audit-Related Fees, Tax Fees and All Other Fees was compatible with maintaining the independence of McGladrey & Pullen, LLP and determined that such services did not adversely affect the independence of McGladrey & Pullen, LLP.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements. See Item 8 above.

(2)	Exhibits. The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2001).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated May 23, 2007).

10.1	Registrant's 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-KSB for the year ending December 31, 1998).

10.2
Employment Agreement between Peoples Education, Inc. and James J. Peoples, dated June 30, 2003 (incorporated by reference to Exhibit 10 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003) as amended by Amendment to Employment Agreement dated June 17, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 17, 2005), as amended by Second Amendment to Employment Agreement dated July 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated September 11, 2006) and as amended by Third Amendment to Employment Agreement dated August 3, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated August 3, 2007).

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

10.4
Amended and Restated Employment Agreement between the Company and Michael L. DeMarco dated May 17, 2002 (incorporated by reference to Exhibit 10 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002) as amended by Amendment to Employment Agreement dated October 4, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 4, 2005) and by Second Amendment to Employment agreement dated June 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrants Form 8-K dated June 1, 2007).

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

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Form 10-KSB for the year ended December 31, 2003).

21	Subsidiaries of the Registrant: Peoples Education, Inc., a Delaware corporation.

23.1*	Consent of McGladrey & Pullen, LLP.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES EDUCATIONAL HOLDINGS, INC.

Date: August 22, 2008
/s/ Brian T. Beckwith
Brian T. Beckwith, Chief Executive Officer
and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 22, 2008

/s/ Brian T. Beckwith
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

/s/ G.Thomas Ahern
G. Thomas Ahern, Director