Form 10-Q
period 2008-08-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2008-10-15
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,454,502 shares of Common Stock (par value $0.02 per share) outstanding on October 2, 2008.

 Part I
Financial Information

Item 1. Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	August 31, 2008	May 31, 2008	August 31, 2007
ASSETS

Current Assets
Cash and Cash Equivalents	$71	$53	$156
Accounts Receivable Net of Allowances for
Doubtful Accounts and Returns	7,786	3,664	7,792
Inventory	3,946	4,394	4,869
Prepaid Expenses and Other	327	404	451
Prepaid Marketing Expenses	1,103	829	1,145
Deferred Income Taxes	802	1,024	871
Total Current Assets	14,035	10,368	15,284

Equipment - At Cost, Less Accumulated Depreciation
of $2,070, $1,994 and $1,767, respectively	551	566	655

Other Assets
Deferred Prepublication Costs, Net	14,857	15,200	17,080
Deferred Income Taxes	976	1,536	386
Trademarks, Net	189	191	170
Prepaid Expenses and Other	299	263	329
Prepaid Marketing Expenses	371	495	901
Total Other Assets	16,692	17,685	18,866

Total Assets	$31,278	$28,619	$34,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,043	$2,042	$603
Accounts Payable	10,387	4,906	11,312
Accrued Compensation	363	247	373
Other Accrued Expenses	360	347	378
Deferred Revenue	526	475	564
Total Current Liabilities	13,679	8,017	13,230

Long Term Obligations, Less Current Maturities	9,708	14,046	13,208

Total Liabilities	23,387	22,063	26,438

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued:
4,470,734 shares as of August 31, 2008 and May 31, 2008 and 4,441,173 shares as of August 31, 2007	89	89	89
Additional Paid In Capital	8,024	8,013	7,887
Retained Earnings (Accumulated Deficit)	(158)	(1,482)	455
Treasury Stock - 16,232 shares for all periods, at cost	(64)	(64)	(64)
Total Stockholders' Equity	7,891	6,556	8,367

Total Liabilities and Stockholders' Equity	$31,278	$28,619	$34,805

See Notes to Condensed Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended
	August 31,
	2008	2007

Revenue, Net	$15,997	$16,867

Cost of Revenue
Direct Costs	8,407	8,703
Prepublication Cost Amortization	1,658	1,703
Total	10,065	10,406

Gross Profit	5,932	6,461

Selling, General and Administrative Expenses	3,590	4,129

Income from Operations	2,342	2,332

Other Expenses, Net	8	12
Interest Expense	228	388

Income Before Income Taxes	2,106	1,932

Income Tax Expense	782	769

Net Income	$1,324	$1,163

Net Income per Common Share:
Basic and Diluted	$0.30	$0.26

Weighted-average Number of Common Shares Outstanding:
Basic	4,455	4,409
Diluted	4,455	4,499

See Notes to Condensed Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Three Months Ended
	August 31,
	2008	2007
Cash Flows From Operating Activities
Net Income	$1,324	$1,163
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	76	75
Amortization of Prepublication Costs and Intangible Assets	1,661	1,704
Stock-Based Compensation	11	12
Market Value Adjustment of Interest Rate Swap	(12)	-
Deferred Income Taxes	782	769
Changes in Assets and Liabilities
Accounts Receivable	(4,122)	(3,831)
Inventory	448	401
Prepaid Expenses and Other	41	(76)
Prepaid Marketing Expenses	(150)	(372)
Accounts Payable and Accrued Expenses	5,610	4,885
Deferred Revenue	51	237
Net Cash Provided By Operating Activities	5,720	4,967

Cash Flows From Investing Activities
Purchases of Equipment	(61)	(33)
Expenditures for Intangibles	(1)	(30)
Expenditures for Prepublication Costs	(1,315)	(1,603)
Net Cash Used In Investing Activities	(1,377)	(1,666)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(3,815)	(3,187)
Principal Payments On Long-Term Debt	(510)	(56)
Net Cash Used In Financing Activities	(4,325)	(3,243)

Net Increase in Cash and Cash Equivalents	18	58

Cash and Cash Equivalents
Beginning of Period	53	98
End of Period	$71	$156

Supplemental Cash Flow Information
Cash Payments for:
Interest	$212	$344

See Notes to Condensed Consolidated Financial Statements

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

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the three -month period ended August 31, 2008, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2008.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.

Reclassifications: Certain amounts on the consolidated balance sheet as of August 31, 2007 have been reclassified, with no effect on net earnings or stockholders equity, to be consistent with classifications adopted as of May 31, 2008.

NOTE 2 – Revenue Recognition and Accounts Receivable
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of August 31, 2008, May 31, 2008 and August 31, 2007 were approximately $960,000, $528,000 and $891,000, respectively. This allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of revenue and accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of income. The Company recognizes subscription based revenue on its Measuring Up e-Path® prorata over the life of the agreement.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at August 31, 2008, May 31, 2008 and August 31, 2007.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 3– Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share. The weighted average common shares outstanding included -0- and 90,580, shares of common stock equivalents for the three months ended August 31, 2008 and 2007, respectively.

NOTE 4 – Deferred Prepublication Costs
Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publications) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs and the balances as of August 31, 2008 and August 31, 2007 are as follows:

(In Thousands)
	August 31,	May 31,	August 31,
	2008	2008	2007
Balances, Beginning	$15,200	$17,180	$17,180
Prepublication Cost Additions	1,315	4,724	1,603
Amortization Expense	(1,658)	(6,704)	(1,703)
Balances, Ending	$14,857	$15,200	$17,080

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

For the remainder of fiscal 2009	$4,833
For the year ended May 31, 2010	4,700
For the year ended May 31, 2011	3,164
For the year ended May 31, 2012	1,640
For the year ended May 31, 2013 and thereafter	520
$14,857

Future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.

NOTE 5– Prepaid Marketing Expense
The costs of catalogs and promotional materials that have not been completed or delivered to customers are carried as a prepaid expense until the actual date of completion and mailing. Prepaid samples consist of materials that will be distributed to educators over the next three years and are expensed as they are distributed. Prepaid marketing expenses include samples, catalogs and promotional materials.

Prepaid marketing expenses are presented in the balance sheets as follows:

(In Thousands)
	August 31,	May 31,	August 31,
	2008	2008	2007
Total Prepaid Balance	$1,474	$1,324	$2,046
Less current portion	1,103	829	1,145
Long-term balance	$371	$495	$901

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

The estimated recognition of prepaid marketing expense is expected to be as follows:

(In Thousands)

For the remainder of fiscal 2009	$979
For the year ended May 31, 2010	495

NOTE 6– Financing Arrangements
The Company has a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. At August 31, 2008, $2.5 million was outstanding under this facility, and $7.5 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012. The term loan provided for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $4.5 million of the $9 million outstanding. We entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. The change in the fair value of the interest rate swap is recognized as interest expense or income during each reporting period. For the three month period ended August 31, 2008, we have recorded $12,000 of interest income as a result of the mark-to-market interest rate adjustment.

In May 2008, the Company entered into a $1.5 million letter of credit agreement with Sovereign Bank. The interest rate on the letter of credit is LIBOR plus 2.5%, or prime rate plus 0.5%. The agreement expires May 31, 2009. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. At August 31, 2008, no amounts were outstanding under this agreement.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock.

NOTE 7– Income Taxes
On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the quarters ended August 31, 2008 and August 31, 2007 were approximately 40%.

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

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 8– Recently Issued Accounting Standards
Effective June 1, 2008, we adopted FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial instruments. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have any impact to our financial statements. SFAS 157 will become effective for non-financial measurements on January 1, 2009 which the Company will adopt and does not expect the adoption to have a significant impact on its financial position or results of operations.

Effective June 1, 2008, we adopted FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS 159 became effective with no impact to the Company’s financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD–LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” (as defined in section 21E of the Securities Exchange Act of 1934) regarding the Company and its markets. These forward-looking statements involve a number of risks and uncertainties, including (1) changes in demand from customers, (2) changes in product or customer mix or revenues and in the level of operating expenses, (3) rapidly changing technologies and the Company's ability to respond thereto, (4) the impact of competitive products and pricing, (5) federal, state and local levels of educational spending, (6) the Company's ability to retain qualified personnel, (7) the Company’s ability to retain its distribution agreements in the College Preparation market, (8) the sufficiency of the Company’s copyright protection, and (9) the Company’s ability to continue to rely on the services of a third-party warehouse, and other factors disclosed below and throughout this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below, and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

SEASONALITY

Each of our product lines has its own seasonality. The average revenue percentage by product line by quarter for the last two full fiscal years is summarized in the table below.

	Jun - Aug	Sep - Nov	Dec - Feb	Mar - May
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Test Preparation, Assessment, and Instruction	28%	25%	21%	26%
College Preparation	65%	14%	6%	15%
Total Revenue	41%	21%	16%	22%

PRODUCT OVERVIEW

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

Test Preparation, Assessment, and Instruction Product Group

Test Preparation, Assessment
•
We create and sell print and web-based materials targeted to grades 1-12 to help students prepare for state proficiency tests. The Measuring Up® Test Preparation and Assessment print products are sold in twelve states. Measuring Up® is positioned as standards-based, state customized instruction and classroom assessment, designed to be an integral part of a school’s instructional program throughout the school year.

•
Measuring Up e-Path®, a web-based assessment product developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allows for informed instruction relative to state standards. Measuring Up e-Path® delivers a detailed prescriptive instructional path for individual students tied into our instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child’s strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path® for remediation. The assessment data can be aggregated using NCLB-compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.

Instruction
•
We have two product lines within this grouping: Focused Instruction and remedial, multicultural and professional development related materials. Focused Instruction materials provide standards–based, state-specific supplemental instruction on particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial, multicultural and professional development materials, but we are not investing in new development for these products.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2008 vs. Three Months Ended August 31, 2007

(Amounts in Thousands - Except Per Share Data)	Three Months Ended August 31,
	2008		2007
Revenue
Test Preparation, Assessment and Instruction	$6,651	41.6%	$7,347	43.6%
College Preparation	9,346	58.4%	9,520	56.4%
Total Revenue	15,997	100.0%	16,867	100.0%

Cost of Revenue
Direct Costs	8,407	52.5%	8,703	51.6%
Prepublication Cost Amortization	1,658	10.4%	1,703	10.1%
Total Cost Of Revenue	10,065	62.9%	10,406	61.7%

Gross Profit	5,932	37.1%	6,461	38.3%

Selling, General and Administrative Expenses
Marketing and Selling	2,246	14.0%	2,911	17.3%
General and Administrative	1,344	8.4%	1,218	7.2%
Total Selling, General and Administrative Expenses	3,590	22.4%	4,129	24.5%

Operating Income	2,342	14.7%	2,332	13.8%

Other Expenses, Net	8	0.1%	12	0.1%
Interest Expense	228	1.4%	388	2.3%
Income Before Taxes	2,106	13.2%	1,932	11.4%

Income Tax Expense	782	4.9%	769	4.6%

Net Income	$1,324	8.3%	$1,163	6.8%

Net Income per Common Share:
Basic and Diluted	$0.30		$0.26

Overview

Net revenue for the three months ended August 31, 2008 was $16.0 million, compared to $16.9 million during the same period in the prior year. This decrease was comprised of a 9.5% decrease in our Test Preparation, Assessment, and Instruction revenue, and a 1.8% decrease in College Preparation revenue. Net income for the quarter ended August 31, 2008 was $1.3 million, an increase of 13.8% over the prior year. Basic and diluted earnings per common share was $0.30 for the quarter, compared to $0.26 for the same period last year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the quarter ended August 31, 2008 was $6.7 million, compared to $7.3 million during the same period in the prior year. Test Preparation and Assessment revenue for the quarter decreased by $696,000 or 9% on a year-over-year basis. A significant portion of this decrease was due to a large district order, which was received in the first quarter of last year which did not repeat in the first quarter of this year. We anticipate that order to be received and billed during our second quarter ended November 30, 2008. Focused Instruction product revenue grew 17% on a year-over-year basis, as we continue to gain market share and develop new titles for this product offering.

College Preparation

College Preparation revenue for the quarter was $9.3 million, compared to $9.5 million during the same period in the prior year. Revenue from the sale of products offered from the two major college publishers was $8.8 million, a decrease of 3% compared to the prior year. Revenue from other distribution agreements and from our proprietary products was $506,000 for the quarter, an increase of 24% from the prior year. Revenue for this product group is extremely seasonal; as historically over 60% of the annual revenue is derived in the three months ended August 31.

COST OF REVENUE

Cost of Revenue for the three months ended August 31, 2008 was $10.1 million (62.9% of revenue) compared to $10.4 million (61.7% of revenue) during the same period in the prior year.

Cost of Revenue consists of two components: direct costs and amortization of prepublication costs.
Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

•
Direct costs as a percentage of revenue were 52.5% for the quarter ended August 31, 2008 compared to 51.6% during the same period in the prior year. The percentage increase is due to revenue mix, as College Preparation revenue for the quarter increased from 56.4% of the total revenue in the prior year, to 58.4% in the current year. College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of non-proprietary products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the three months ended August 31, 2008 we amortized $1.7 million of prepublication costs, which was consistent with the same period in the prior year.

MARKETING AND SELLING

Overall Marketing and Selling expenses decreased by $665,000 from the same period in the prior year. The expense as a percent of revenue decreased from 17.3% in the prior year to 14.0% in the current period. The decrease is due to revenue mix and overall expense reductions. Marketing expense within this category decreased $172,000 for the quarter primarily due to lower sampling and promotion expense. Selling expenses within this category decreased $493,000 for the three months ended August 31, 2008 compared to the prior year. As a percentage of revenue, the expense decreased from 13.8% in the prior year to 11.4% in the current year due to revenue mix and overall cost containment.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $126,000 or 10.3% for the quarter ended August 31, 2008 compared to the same period in the prior year. This fluctuation is due to higher accounting fees and severance payments associated with headcount reductions.

INTEREST EXPENSE

Interest expense for the three months ended August 31, 2008 was $228,000, compared to $388,000 for the same period in the prior year. The change is due to lower average outstanding debt on a year-over-year basis.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the quarter ended August 31, 2008 was $5.7 million. Cash was primarily provided by our net income before depreciation, amortization and deferred income taxes, as well as a decrease in inventory and an increase in accounts payable offset by an increase in accounts receivable. Accounts receivable and accounts payable increased, while inventory decreased, due to the cyclical nature of our revenue cycle.

Net cash used in investing activities was $1.4 million, consisting primarily of prepublication cost expenditures of $1.3 million. Prepublication expenditures for the quarter ended August 31, 2008 decreased $0.3 million, or 18% compared to the same period in the prior year. The decrease in expenditures is primarily due to efficiencies realized within our production and editorial departments which allowed us to reduce the development costs on new and revised titles.

Net cash used in financing activities was $4.3 million, consisting of $3.8 million of net payments on our revolving line of credit and payments on our term loan and capital leases.

We have a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. At August 31, 2008, $2.5 million was outstanding under this facility, and $7.5 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012. The term loan provided for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $4.5 million of the $9 million outstanding. We entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. The change in the fair value of the interest rate swap is recognized as interest expense or income during each reporting period. For the three month period ended August 31, 2008, we have recorded $12,000 of interest income as a result of the mark-to-market interest rate adjustment.

In May 2008, we entered into a $1.5 million letter of credit agreement with Sovereign Bank. The interest rate on the letter of credit is LIBOR plus 2.5%, or prime rate plus 0.5%. The agreement expires May 31, 2009. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. At August 31, 2008, no amounts were outstanding under this agreement.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company’s significant accounting policies are summarized in the footnotes to our financial statements included in our May 31, 2008 Form 10-K. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. On August 31, 2008, we had a valuation allowance against this asset of $159,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.

Allowance for Excess and Slow-Moving Inventory
The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $472,000 at August 31, 2008 is believed to be adequate to cover potential inventory loss exposure.

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

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commissions (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

Changes in Internal Control over Financial Reporting
During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended August 31, 2008, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors had approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. We did not repurchase any shares during the three months ended August 31, 2008. At August 31, 2008, 83,768 shares remained that could be purchased under the plan or programs. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a).

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a).

Exhibit 32	Certification of the CEO and the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 15, 2008	PEOPLES EDUCATIONAL HOLDINGS, INC.

By: /s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer