Form 10-Q
period 2008-11-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2009-01-13
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,454,502 shares of Common Stock (par value $0.02 per share) outstanding on January 7, 2009.

TABLE OF CONTENTS

Part I
Financial Information

Item 1. Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	November 30, 2008	May 31, 2008	November 30, 2007
ASSETS

Current Assets
Cash and Cash Equivalents	$36	$53	$172
Accounts Receivable Net of Allowances for
Doubtful Accounts and Returns	2,816	3,664	2,726
Inventory	4,009	4,394	4,769
Prepaid Expenses and Other	401	404	443
Prepaid Marketing Expenses	1,096	829	753
Deferred Income Taxes	661	1,024	1,119
Total Current Assets	9,019	10,368	9,982

Equipment - At Cost, Less Accumulated Depreciation
of $2,142, $1,994 and $1,843, respectively	511	566	634

Other Assets
Deferred Prepublication Costs, Net	14,588	15,200	16,555
Deferred Income Taxes	1,250	1,536	534
Trademarks, Net	192	191	170
Prepaid Expenses and Other	272	263	324
Prepaid Marketing Expenses	247	495	765
Total Other Assets	16,549	17,685	18,348

Total Assets	$26,079	$28,619	$28,964

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,044	$2,042	$1,570
Accounts Payable	6,980	4,906	6,406
Accrued Compensation	155	247	178
Other Accrued Expenses	276	347	401
Deferred Revenue	486	475	656
Total Current Liabilities	9,941	8,017	9,211

Long Term Obligations, Less Current Maturities	8,458	14,046	11,715

Total Liabilities	18,399	22,063	20,926

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued
Common Stock, $0.02 par value; authorized 8,500,000 shares;
issued: 4,470,734 shares for all periods	89	89	89
Additional Paid In Capital	8,034	8,013	7,980
Retained Earnings (Accumulated Deficit)	(379)	(1,482)	33
Treasury Stock - 16,232 shares for all periods, at cost	(64)	(64)	(64)
Total Stockholders' Equity	7,680	6,556	8,038

Total Liabilities and Stockholders' Equity	$26,079	$28,619	$28,964

See Notes to Condensed Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Revenue, Net	$8,279	$8,502	$24,276	$25,369

Cost of Revenue
Direct Costs	3,102	3,036	11,509	11,739
Prepublication Cost Amortization	1,694	1,692	3,352	3,395
Total	4,796	4,728	14,861	15,134

Gross Profit	3,483	3,774	9,415	10,235

Selling, General and Administrative Expenses	3,629	4,226	7,219	8,355

Income (Loss) from Operations	(146)	(452)	2,196	1,880

Other Expenses, Net	9	12	17	24
Interest Expense	208	354	437	742

Income (Loss) Before Income Taxes	(363)	(818)	1,742	1,114

Income Tax Expense (Benefit)	(143)	(396)	639	373

Net Income (Loss)	$(220)	$(422)	$1,103	$741

Net Income (Loss) per Common Share:
Basic	$(0.05)	$(0.09)	$0.25	$0.17
Diluted	$(0.05)	$(0.09)	$0.25	$0.16

Weighted-average Number of
Common Shares Outstanding:
Basic	4,455	4,443	4,455	4,434
Diluted	4,455	4,443	4,455	4,491

See Notes to Condensed Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Six Months Ended
	November 30,
	2008	2007
Cash Flows From Operating Activities
Net Income	$1,103	$741
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	148	151
Amortization of Prepublication Costs and Intangible Assets	3,357	3,412
Stock-Based Compensation	21	17
Market Value Adjustment of Interest Rate Swap	25	136
Deferred Income Taxes	649	373
Changes in Assets and Liabilities
Accounts Receivable	848	1,235
Inventory	385	501
Prepaid Expenses and Other	(6)	(63)
Prepaid Marketing Expenses	(19)	156
Accounts Payable and Accrued Expenses	1,911	(329)
Deferred Revenue	11	329
Net Cash Provided By Operating Activities	8,433	6,659

Cash Flows From Investing Activities
Purchases of Equipment	(93)	(88)
Expenditures for Intangibles	(6)	(46)
Expenditures for Prepublication Costs	(2,740)	(2,770)
Net Cash Used In Investing Activities	(2,839)	(2,904)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(4,591)	(3,669)
Proceeds From the Exercise of Stock Options	-	88
Principal Payments On Long-Term Debt	(1,020)	(100)
Net Cash Used In Financing Activities	(5,611)	(3,681)

Net Increase (Decrease) in Cash and Cash Equivalents	(17)	74

Cash and Cash Equivalents
Beginning of Period	53	98
End of Period	$36	$172

Supplemental Cash Flow Information
Cash Payments for:
Interest	$410	$633

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

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the three and six month periods ended November 30, 2008, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2008.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ materially from these estimates and assumptions.

Reclassifications: Certain amounts on the consolidated balance sheet as of November 30, 2007 have been reclassified, with no effect on net earnings or stockholders equity, to be consistent with classifications adopted as of May 31, 2008.

NOTE 2 – Revenue Recognition and Accounts Receivable

Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of November 30, 2008, May 31, 2008 and November 30, 2007 were approximately $776,000, $528,000 and $675,000, respectively. This allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of revenue and accounts receivable. The Company recognizes shipping and handling revenues as part of net revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of operations.  The Company recognizes subscription based revenue on its Measuring Up e-Path® prorata over the life of the agreement.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts was $40,000 at November 30, 2008, May 31, 2008 and November 30, 2007.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 3 – Basic and Diluted Per Share Amounts

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.  Due to the Company’s net losses for the three months ended November 30, 2008 and 2007, -0- shares and 70,313 shares respectively were excluded from the diluted shares calculation as their impact was antidilutive.  The dilutive effect of these additional shares for the six months ended November 30, 2008 and 2007 was to increase the weighted average common shares outstanding by -0- shares and 57,161 shares respectively.

NOTE 4 – Deferred Prepublication Costs

Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publications) using the straight-line method beginning on the in-stock date of the publication.  The activity in deferred prepublication costs and the balances as of November 30, 2008 and November 30, 2007 are as follows:

(In Thousands)
	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Balances, Beginning	$14,857	$17,080	$15,200	$17,180
Prepublication Cost Additions	1,425	1,167	2,740	2,770
Amortization Expense	(1,694)	(1,692)	(3,352)	(3,395)
Balances, Ending	$14,588	$16,555	$14,588	$16,555

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

For the remainder of fiscal 2009	$3,112
For the year ended May 31, 2010	5,045
For the year ended May 31, 2011	3,498
For the year ended May 31, 2012	2,027
For the year ended May 31, 2013 and thereafter	906
$14,588

NOTE 5 – Prepaid Marketing Expense

The costs of catalogs and promotional materials that have not been completed or delivered to customers are carried as a prepaid expense until the actual date of completion and mailing. Prepaid samples consist of materials that will be distributed to educators over the next two years and are expensed as they are distributed.  Prepaid marketing expenses include samples, catalogs and promotional materials.

Prepaid marketing expenses are presented in the balance sheets as follows:

(In Thousands)
	November 30,	May 31,	November 30,
	2008	2008	2007
Total Prepaid Balance	$1,343	$1,324	$1,518
Less current portion	1,096	829	753
Long-term balance	$247	$495	$765

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

The estimated recognition of prepaid marketing expense is expected to be as follows:

(In Thousands)

For the remainder of fiscal 2009	$848

For the year ended May 31, 2010	495

NOTE 6 – Financing Arrangements

The Company has a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.   The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA.  At November 30, 2008, $1.8 million was outstanding under this facility, and $8.2 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012.  The term loan provides for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $4.25 million of the $8.5 million outstanding.  The Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate.  The change in the fair value of the interest rate swap is recognized as interest expense or income during each reporting period.  For the three and six month periods ended November 30, 2008, the Company recorded $37,000 and $25,000 of interest expense as a result of the mark-to-market interest rate adjustment.

In May 2008, the Company entered into a $1.5 million letter of credit agreement with Sovereign Bank.  The interest rate on the letter of credit is LIBOR plus 2.5%, or prime rate plus 0.5%.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. At November 30, 2008, no amounts were outstanding under this agreement. This agreement was terminated in December 2008.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio.  These financial covenants also restrict the payment of dividends on the Company’s common stock.

NOTE 7 – Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the six months ended November 30, 2008 and 2007 were approximately 37% and 33%, respectively.

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

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 8 – Recently Issued Accounting Standards

Effective June 1, 2008, we adopted FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial instruments. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have any impact to our financial statements. SFAS 157 will become effective for non-financial measurements for the Company on June 1, 2009 and is not expected to have a significant impact on the Company’s financial position or results of operations.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD–LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” (as defined in section 21E of the Securities Exchange Act of 1934) regarding our business and our markets. These forward-looking statements involve a number of risks and uncertainties, including (1) changes in demand from customers, (2) changes in product or customer mix or revenues and in the level of operating expenses, (3) rapidly changing technologies and our ability to respond thereto, (4) the impact of competitive products and pricing, (5) federal, state and local levels of educational spending, (6) our ability to retain qualified personnel, (7) our ability to retain its distribution agreements in the College Preparation market, (8) the sufficiency of our copyright protection, and (9) our ability to continue to rely on the services of a third-party warehouse, and other factors disclosed below and throughout this report. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by us in this report, including the discussion set forth below, and in our other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect our business and results of operations.

SEASONALITY

Each of our product lines has its own seasonality. The average revenue percentage by product line and in total by quarter for the last two full fiscal years is summarized in the table below.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2008 vs. Three Months Ended November 30, 2007

(Amounts in Thousands - Except Per Share Data)	Three Months Ended November 30,
	2008		2007
Revenue
Test Preparation, Assessment and Instruction	$6,090	73.6%	$6,498	76.4%
College Preparation	2,189	26.4%	2,004	23.6%
Total Revenue	8,279	100.0%	8,502	100.0%

Cost of Revenue
Direct Costs	3,102	37.5%	3,036	35.7%
Prepublication Cost Amortization	1,694	20.5%	1,692	19.9%
Total Cost Of Revenue	4,796	58.0%	4,728	55.6%

Gross Profit	3,483	42.0%	3,774	44.4%

Selling, General and Administrative Expenses
Marketing and Selling	2,571	31.1%	3,158	37.1%
General and Administrative	1,058	12.8%	1,068	12.6%
Total Selling, General and Administrative Expenses	3,629	43.9%	4,226	49.7%

Operating Loss	(146)	-1.9%	(452)	-5.3%

Other Expenses, Net	9	0.1%	12	0.1%
Interest Expense	208	2.5%	354	4.2%
Loss Before Taxes	(363)	-4.5%	(818)	-9.6%

Income Tax Benefit	(143)	-1.7%	(396)	-4.6%

Net Loss	$(220)	-2.8%	$(422)	-5.0%

Net Loss per Common Share:
Basic and Diluted	$(0.05)		$(0.09)

Overview

Net revenue for the three months ended November 30, 2008 was $8.3 million, compared to $8.5 million during the same period in the prior year. Test Preparation, Assessment, and Instruction revenue decreased 6.3%, and College Preparation revenue increased 9.2% for the quarter as compared to the same period in the prior year.  Net loss for the quarter was $220,000, a $202,000 and 47.9% improvement over the prior year.  Basic and diluted loss per common share were ($0.05) for the quarter, compared to ($0.09) for the same period last year.

REVENUE

Test Preparation, Assessment, and Instruction

Test Preparation, Assessment, and Instruction revenue for the quarter was $6.1 million, compared to $6.5 million during the same period in the prior year. Due to the current state of the economy, many schools are reacting to budgetary pressures and have been holding back or delaying orders.  These circumstances have had an adverse impact on our revenue for the period.

College Preparation

College Preparation revenue for the quarter was $2.2 million, compared to $2.0 million during the same period in the prior year.   Revenue from the sale of products offered from the two major college publishers, which represents over 90% of the revenue within this product group, increased 11% compared to the prior year, primarily due to the timing of the orders.  Revenue from other distribution agreements and from our proprietary products decreased 11% from the prior year.

COST OF REVENUE

Cost of Revenue for the three months ended November 30, 2008 was $4.8 million (58.0% of revenue) compared to $4.7 million (55.6% of revenue) during the same period in the prior year.

Cost of Revenue consists of two components: direct costs and amortization of prepublication costs.
Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

•
Direct costs as a percentage of revenue were 37.5% for the quarter ended November 30, 2008 compared to 35.7% during the same period in the prior year.  The percentage increase is due to revenue mix, as College Preparation revenue for the quarter increased from 23.6% of the total revenue in the prior year, to 26.4% in the current year.  College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of non-proprietary products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books.  Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product’s estimated useful life cycle.  For the three months ended November 30, 2008 we amortized $1.7 million of prepublication costs, which was consistent with the same period in the prior year.

MARKETING AND SELLING

Marketing and Selling expenses decreased by $587,000 compared to the prior year. The expense as a percent of revenue decreased from 37.1% in the prior year to 31.1% in the current period due to revenue mix, and overall expense reductions.

Marketing expense within this category decreased $300,000 for the quarter primarily due to a decrease in exhibit, catalog and promotional expenses.   Selling expenses within this category decreased $287,000 from the prior year and decreased as a percentage of revenue from 22.4% in the prior year to 19.5% in the current year due to expenses associated with the revenue mix and overall cost containment efforts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses remained consistent with the same period in the prior year.

INTEREST EXPENSE

Interest expense for the quarter was $208,000, compared to $354,000 for the same period in the prior year.  The change is primarily due to lower average outstanding debt on a year-over-year basis and a $99,000 reduction in the mark-to-market interest rate adjustment on the swap portion of our term loan.

Six Months Ended November 30, 2008 vs. Six Months Ended November 30, 2007

(Amounts in Thousands - Except Per Share Data)	Six Months Ended November 30,
	2008		2007
Revenue
Test Preparation, Assessment and Instruction	$12,741	52.5%	$13,844	54.6%
College Preparation	11,535	47.5%	11,525	45.4%
Total Revenue	24,276	100.0%	25,369	100.0%

Cost of Revenue
Direct Costs	11,509	47.4%	11,739	46.3%
Prepublication Cost Amortization	3,352	13.8%	3,395	13.4%
Total Cost Of Revenue	14,861	61.2%	15,134	59.7%

Gross Profit	9,415	38.8%	10,235	40.3%

Selling, General and Administrative Expenses
Marketing and Selling	4,817	19.8%	6,078	24.0%
General and Administrative	2,402	9.9%	2,277	9.0%
Total Selling, General and Administrative Expenses	7,219	29.7%	8,355	33.0%

Operating Income	2,196	9.1%	1,880	7.3%

Other Expenses, Net	17	0.1%	24	0.1%
Interest Expense	437	1.8%	742	2.9%
Income Before Taxes	1,742	7.2%	1,114	4.3%

Income Tax Expense	639	2.6%	373	1.5%

Net Income	$1,103	4.6%	$741	2.8%

Net Income per Common Share:
Basic	$0.25		$0.17
Diluted	$0.25		$0.16

Overview

Net revenue for the six months ended November 30, 2008 was $24.3 million, a decrease of 4.3% from the  prior year.  Test Preparation, Assessment, and Instruction revenue decreased 8% from the prior year, while College Preparation revenue remained consistent with prior year.  Net income for the six month period was $1.1 million, an increase of 48.9% over the prior year.  Basic and diluted earnings per common share were $0.25, compared to a basic and diluted earnings of $0.17 and $0.16 respectively, for the same period last year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the six months ended November 30, 2008 was $12.7 million, an 8% decrease compared to the prior year. Due to the current state of the economy, many schools are reacting to budgetary pressures and have been holding back or delaying orders.  These circumstances have had an adverse impact on our revenue for the period.

College Preparation

College Preparation revenue for the six months ended November 30, 2008 was $11.5 million, which was consistent with the same period in the prior year.  Revenue from the sale of products offered from the two major college publishers, which represents over 90% of the total revenue within this product, was $11.0 million, which remained consistent with the same period in the prior year.  Revenue from other distribution agreements and from our proprietary products increased 14% from the prior year  Revenue for this product group is extremely seasonal; as historically over 79% of the annual revenue is derived in the six months ended November 30, 2008.

COST OF REVENUE

Cost of Revenue for the six months ended November 30, 2008 was $14.9 million (61.2% of revenue) compared to $15.1 million (59.7% of revenue) during the same period in the prior year.

Cost of Revenue consists of two components: direct costs and amortization of prepublication costs.
Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

•
Direct costs as a percentage of revenue were 47.4% compared to 46.3% in the prior year.  The percentage increase is due to revenue mix, as College Preparation revenue for the period increased from 45.4% of the total revenue in the prior year, to 47.5% in the current year.  College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of non-proprietary products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books.  Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product’s estimated useful life cycle.  For the six months ended November 30, 2008 we amortized $3.4 million of prepublication costs, which was consistent with the prior year.

MARKETING AND SELLING

Marketing and Selling expenses decreased by $1.3 million on a year-over-year basis. As a percent of revenue, the expense decreased from 24.0% to 19.8% in the current year due to revenue mix and overall expense reductions.

Marketing expense within this category decreased $471,000 for the period primarily due to a decrease in sampling, exhibit, catalog and promotional expenses.  Selling expenses within this category decreased $791,000 from the prior year due to expenses associated with the revenue mix and overall cost containment efforts. As a percentage of revenue, the selling expenses decreased from 16.7% in the prior year to 14.2%.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $125,000 or 5.5% compared to the prior year.  This fluctuation is due to higher accounting fees and severance payments associated with headcount reductions.

INTEREST EXPENSE

Interest expense for the six months ended November 30, 2008 was $437,000, a decrease of $305,000 compared to the same period in the prior year.  The change is due to lower average outstanding debt on a year-over-year basis and a decrease of $111,000 in the mark-to-market interest rate adjustment related to the swap portion of our term loan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended November 30, 2008 was $8.4 million.  Cash was primarily provided by our net income before depreciation, amortization and deferred income taxes, as well as decreases in accounts receivable and inventory and an increase in accounts payable.

Net cash used in investing activities was $2.8 million, consisting primarily of prepublication cost expenditures of $2.7 million.  Prepublication expenditures for the six months ended November 30, 2008 were consistent with the prior year.

Net cash used in financing activities was $5.6 million, consisting of $4.6 million of net payments on our revolving line of credit and payments on our term loan and capital leases.

We have a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.  The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA.  At November 30, 2008, $1.8 million was outstanding under this facility, and $8.2 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012.  The term loan provided for payments of interest only for the first twelve months and for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $4.25 million of the $8.5 million outstanding.  We entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate.  The change in the fair value of the interest rate swap is recognized as interest expense or income during each reporting period.  For the six month period ended November 30, 2008, we have recorded $25,000 of interest expense as a result of the mark-to-market interest rate adjustment.

In May 2008, we entered into a $1.5 million letter of credit agreement with Sovereign Bank.  The interest rate on the letter of credit is LIBOR plus 2.5%, or prime rate plus 0.5%.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. At November 30, 2008, no amounts were outstanding under this agreement. This agreement was terminated in December 2008.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

The Company’s significant accounting policies are summarized in the footnotes to our financial statements included in our May 31, 2008 Form 10-K.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results may differ from these estimates under different assumptions and conditions.  Certain of the most critical estimates that require significant judgment are as follows:

Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications.  The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows.  On November 30, 2008, we had a valuation allowance against this asset of $159,000.  If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.

Allowance for Excess and Slow-Moving Inventory

The Company continuously monitors its inventory on hand for salability.  This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management.  Any slow-moving or non-salable inventory identified is reserved or written down at that time.  The reserve of $502,000 at November 30, 2008 is believed to be adequate to cover potential inventory loss exposure.

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

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended November 30, 2008, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors had approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock.  We did not repurchase any shares during the three months ended November 30, 2008.  At November 30, 2008, 83,768 shares remained that could be purchased under the plan or programs.  No share repurchase plan or program expired, or was terminated, during the period covered by this report.

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

Dated: January 13, 2009	PEOPLES EDUCATIONAL HOLDINGS, INC.

By: /s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer