Form 10-Q
period 2009-02-28
PEOPLES EDUCATIONAL HOLDINGS
filed 2009-04-09
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,462,202 shares of Common Stock (par value $0.02 per share) outstanding on April 3, 2009.

TABLE OF CONTENTS

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	February 28, 2009	May 31, 2008	February 29, 2008
ASSETS
Current Assets
Cash and Cash Equivalents	$33	$53	$131
Accounts Receivable Net of Allowances for
Doubtful Accounts and Returns	1,706	3,664	2,625
Inventory	3,941	4,394	4,807
Prepaid Expenses and Other	370	404	431
Prepaid Marketing Expenses	964	829	735
Deferred Income Taxes	661	1,024	1,157
Total Current Assets	7,675	10,368	9,886
Equipment - At Cost, Less Accumulated Depreciation
of $2,215, $1,994 and $1,917, respectively	446	566	634
Other Assets
Deferred Prepublication Costs, Net	13,826	15,200	16,003
Deferred Income Taxes	1,796	1,536	1,028
Trademarks, Net	191	191	167
Prepaid Expenses and Other	376	263	329
Prepaid Marketing Expenses	123	495	630
Total Other Assets	16,312	17,685	18,157
Total Assets	$24,433	$28,619	$28,677
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long Term Obligations	$2,045	$2,042	$2,048
Accounts Payable	2,830	4,906	3,228
Accrued Compensation	232	247	322
Other Accrued Expenses	294	347	555
Deferred Revenue	403	475	634
Total Current Liabilities	5,804	8,017	6,787
Long Term Obligations, Less Current Maturities	11,885	14,046	14,696
Total Liabilities	17,689	22,063	21,483
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued 4,478,434 shares, 4,470,734 shares and 4,470,734 shares, respectively	89	89	89
Additional Paid In Capital	8,043	8,013	7,989
Accumulated Deficit	(1,324)	(1,482)	(820)
Treasury Stock – 16,232 shares for all periods, at cost	(64)	(64)	(64)
Total Stockholders' Equity	6,744	6,556	7,194
Total Liabilities and Stockholders' Equity	$24,433	$28,619	$28,677

See Notes to Condensed Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	February		February
	2009	2008	2009	2008

Revenue, Net	$5,204	$6,390	$29,481	$31,759

Cost of Revenue
Direct Costs	1,733	2,086	13,242	13,825
Prepublication Cost Amortization	1,688	1,671	5,040	5,066
Total	3,421	3,757	18,282	18,891

Gross Profit	1,783	2,633	11,199	12,868

Selling, General and Administrative Expenses	3,146	3,611	10,366	11,967

Income (Loss) from Operations	(1,363)	(978)	833	901

Other Expenses, Net	2	18	18	42
Interest Expense	126	392	564	1,134

Income (Loss) Before Income Taxes	(1,491)	(1,388)	251	(275)

Income Tax Expense (Benefit)	(546)	(536)	93	(163)

Net Income (Loss)	$(945)	$(852)	$158	$(112)

Net Income (Loss) per Common Share:
Basic and Diluted	$(0.21)	$(0.19)	$0.04	$(0.03)

Weighted-average Number of
Common Shares Outstanding:
Basic and Diluted	4,457	4,455	4,455	4,441

See Notes to Condensed Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Nine Months Ended
	February
	2009	2008
Cash Flows From Operating Activities
Net Income (Loss)	$158	$(112)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities
Depreciation	221	232
Amortization of Prepublication Costs and Intangible Assets	5,048	5,092
Stock-Based Compensation	30	26
Market Value Adjustment of Interest Rate Swap	36	238
Deferred Income Taxes	103	(159)
Changes in Assets and Liabilities
Accounts Receivable	1,958	1,336
Inventory	453	463
Prepaid Expenses and Other	(79)	(56)
Prepaid Marketing Expenses	237	309
Accounts Payable and Accrued Expenses	(2,144)	(3,311)
Deferred Revenue	(72)	307
Net Cash Provided By Operating Activities	5,949	4,365

Cash Flows From Investing Activities
Purchases of Equipment	(101)	(169)
Expenditures for Intangibles	(8)	(52)
Expenditures for Prepublication Costs	(3,666)	(3,889)
Net Cash Used In Investing Activities	(3,775)	(4,110)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(663)	(178)
Proceeds From the Exercise of Stock Options	-	88
Principal Payments On Long-Term Debt	(1,531)	(132)
Net Cash Used In Financing Activities	(2,194)	(222)

Net Increase (Decrease) in Cash and Cash Equivalents	(20)	33
Cash and Cash Equivalents
Beginning of Period	53	98
End of Period	$33	$131
Supplemental Cash Flow Information
Cash Payments for:
Interest	$581	$929

See Notes to Condensed Consolidated Financial Statements

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 1 - Basis of Presentation
Nature of business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), formerly known as The Peoples Publishing Group, Inc., publishes and markets its own supplementary educational textbooks and materials for the K-12 school market. The materials are predominantly state-specific and standards-based, focused on state-required tests.  PE distributes other publisher’s college textbooks and supplements to the high school Advanced Placement market. In addition, PE also publishes its own proprietary supplemental material for the Advanced Placement market.  Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs.  PE and PEH are together referred to herein as the Company.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the three and nine month periods ended February 28, 2009, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2008.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ materially from these estimates and assumptions.

NOTE 2 – Revenue Recognition and Accounts Receivable
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and the collection of related receivable is probable. The allowances for returns as of February 28, 2009, May 31, 2008 and February 29, 2008 were approximately $625,000, $528,000 and $524,000, respectively. This allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of revenue and accounts receivable. The Company recognizes shipping and handling revenues as part of net revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of operations.  The Company recognizes subscription based revenue on its Measuring Up e-Path® product prorata over the life of the agreement.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts was $40,000 at February 28, 2009, May 31, 2008 and February 29, 2008.

NOTE 3 – Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.  The dilutive effect of these additional shares for the nine months ended February 28, 2009, was to increase the weighted average common shares outstanding by 222 shares.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 4 – Deferred Prepublication Costs
Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publications) using the straight-line method beginning on the in-stock date of the publication.  The activity in deferred prepublication costs for the three and nine month periods ended and the balances as of February 28, 2009 and February 29, 2008 are as follows:

(In Thousands)
	Three Months Ended		Nine Months Ended
	February		February
	2009	2008	2009	2008
Balances, Beginning	$14,588	$16,555	$15,200	$17,180
Prepublication Cost Additions	926	1,119	3,666	3,889
Amortization Expense	(1,688)	(1,671)	(5,040)	(5,066)
Balances, Ending	$13,826	$16,003	$13,826	$16,003

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

(In Thousands)

For the remainder of fiscal 2009	$1,490
For the year ended May 31, 2010	5,254
For the year ended May 31, 2011	3,707
For the year ended May 31, 2012	2,205
For the year ended May 31, 2013 and thereafter	1,170
Total	$13,826

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

Prepaid marketing expenses are presented in the balance sheets as follows:

(In Thousands)
	February 28,	May 31,	February 29,
	2009	2008	2008
Total Prepaid Balance	$1,087	$1,324	$1,365
Less current portion	964	829	735
Long-term balance	$123	$495	$630

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

The estimated recognition of prepaid marketing expense is expected to be as follows:

(In Thousands)

For the remainder of fiscal 2009	$592
For the year ended May 31, 2010	495

NOTE 6 – Financing Arrangements
The Company has a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.   The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA.  At February 28, 2009, $5.7 million was outstanding under this facility, and $4.3 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012.  The term loan provides for  20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $4.0 million of the $8.0 million outstanding.  The Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After May 31, 2010, the interest rate reverts to a variable rate.  The change in the fair value of the interest rate swap is recognized as interest expense or income during each reporting period.  For the three and nine month periods ended February 28, 2009, the Company recorded $11,000 and $36,000 of interest expense as a result of the mark-to-market interest rate adjustment.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio.  These financial covenants also restrict the payment of dividends on the Company’s common stock.

NOTE 7 – Income Taxes
On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended February 28, 2009 and February 29, 2008 were approximately 37% and 40%, respectively.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2004.  We are not currently under examination by any taxing jurisdiction.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 8 – Recently Issued Accounting Standards
In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. The FASB approved a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

        The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial position and results of operations. We are currently assessing the potential effect of the adoption of the remaining provisions of SFAS 157 on our financial position, results of operations and cash flows.

        The fair value framework requires the categorization of assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

        Level 1:    Unadjusted quoted prices in active markets for identical assets or liabilities.

        Level 2:    Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

        Level 3:    Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

        We endeavor to use the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 28, 2009, our only financial liability accounted for at fair value on a recurring basis is our interest rate swap included in other long-term liabilities. We have determined that the fair value of the swap, based on LIBOR and swap rates, falls within Level 2 in the fair value hierarchy. The application of SFAS 157 did not change our valuation techniques from prior periods.

Effective June 1, 2008, we adopted FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS 159 became effective with no impact to the Company’s financial position or results of operations, since it chose not  to report any additional items at fair value.

NOTE 9 - Subsequent Event
On March 10, 2009, the Company completed an agreement with Learning Media Limited to become the exclusive distributor of existing Learning Media products for the supplemental education market in the United States of America and Puerto Rico.  In addition, the Company also completed agreements to

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

become the exclusive distributor for certain products published by Rubicon, Inc. and Nelson Education, Ltd.  All of these products were formerly distributed by Nelson Education, USA. In connection with these distribution agreements, the Company acquired all of the existing inventory held by Nelson Education USA for $700,000.

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

•
Measuring Up e-Path®, a web-based assessment product developed in conjunction with Cisco Learning Systems, provides schools and districts the ability to provide formative classroom level assessments, which, in turn, allow for informed instruction relative to state standards. Measuring Up e-Path® delivers a detailed prescriptive instructional path for individual students tied into our instructional materials or to other products in use within a school or district. The strategy is to help educators assess a child’s strengths and weaknesses relative to the state standards and then provide a Personal Prescriptive Path® for remediation. The assessment data can be aggregated using NCLB-compliant reporting at the class, school and district level and can be used to drive not only student learning, but teacher professional development as well.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2009 vs. Three Months Ended February 29, 2008

(Amounts in Thousands - Except Per Share Data)	Three Months Ended February
	2009		2008
Revenue
Test Preparation, Assessment and Instruction	$4,398	84.5%	$5,619	87.9%
College Preparation	806	15.5%	771	12.1%
Total Revenue	5,204	100.0%	6,390	100.0%

Cost of Revenue
Direct Costs	1,733	33.3%	2,086	32.6%
Prepublication Cost Amortization	1,688	32.4%	1,671	26.2%
Total Cost Of Revenue	3,421	65.7%	3,757	58.8%

Gross Profit	1,783	34.3%	2,633	41.2%

Selling, General and Administrative Expenses
Marketing and Selling	2,061	39.6%	2,405	37.6%
General and Administrative	1,085	20.8%	1,206	18.9%
Total Selling, General and Administrative Expenses	3,146	60.5%	3,611	56.5%

Operating Loss	(1,363)	-26.2%	(978)	-15.3%

Other Expenses, Net	2	0.0%	18	0.3%
Interest Expense	126	2.4%	392	6.1%
Loss Before Taxes	(1,491)	-28.7%	(1,388)	-21.7%

Income Tax Benefit	(546)	-10.5%	(536)	-8.4%

Net Loss	$(945)	-18.2%	$(852)	-13.3%

Net Loss per Common Share:
Basic and Diluted	$(0.21)		$(0.19)

Overview

Net revenue for the three months ended February 28, 2009 was $5.2 million, compared to $6.4 million during the same period in the prior year. Test Preparation, Assessment, and Instruction revenue decreased 21.7%, and College Preparation revenue increased 4.5% for the quarter as compared to the same period in the prior year. Net loss for the quarter was $945,000, as compared to $852,000 in the prior year. Basic and diluted loss per common share were ($0.21), compared to ($0.19) for the same period last year.

REVENUE

Test Preparation, Assessment, and Instruction

Test Preparation, Assessment, and Instruction revenue for the quarter was $4.4 million, compared to $5.6 million during the same period in the prior year. Due to the current state of the economy, many schools are reacting to budgetary pressures and have been holding back or delaying orders. These circumstances have had an adverse impact on our revenue for the period.

College Preparation

College Preparation revenue for the quarter was $806,000, compared to $771,000 during the same period in the prior year. Revenue from the sale of products offered from the two major college publishers, which represents over 90% of the revenue within this product group, increased 5% compared to the prior year, primarily due to the timing of the orders.

COST OF REVENUE

Cost of Revenue for the three months ended February 28, 2009 was $3.4 million (65.7% of revenue) compared to $3.8 million (58.8% of revenue) during the same period in the prior year.

Cost of Revenue consists of two components: direct costs and amortization of prepublication costs. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

•
Direct costs as a percentage of revenue were 33.3% for the quarter ended February 28, 2009 compared to 32.6% during the same period in the prior year. The percentage increase is due to revenue mix, as College Preparation revenue for the quarter increased from 12.1% of the total revenue in the prior year, to 15.5% in the current year. College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of non-proprietary products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product’s estimated useful life cycle. For the three months ended February 28, 2009 we amortized $1.7 million of prepublication costs, which was consistent with the same period in the prior year. As a percentage of revenue the amortization expense increased from 26.2% to 32.4% due to a decrease in revenue.

MARKETING AND SELLING

Marketing and Selling expenses decreased by $344,000 compared to the prior year. The expense as a percent of revenue increased from 37.6% in the prior year to 39.6%.

Marketing expense within this category increased $71,000 for the quarter primarily due to an increase in sample expenses. Selling expenses within this category decreased $415,000 from the same period in the prior year and decreased as a percentage of revenue from 25.8% in the prior year to 23.8% primarily due to expenses associated with the revenue mix and overall cost containment efforts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses within this category decreased $121,000 or 10.0% from the prior year. The decrease is primarily due to a reduction in salary and related expenses and overall cost containment.

INTEREST EXPENSE

Interest expense for the quarter was $126,000, compared to $392,000 for the same period in the prior year. The change is primarily due to lower average outstanding debt on a year-over-year basis and a $91,000 reduction in the mark-to-market interest expense adjustment on the swap portion of our term loan.

Nine Months Ended February 28, 2009 vs. Nine Months Ended February 29, 2008

(Amounts in Thousands - Except Per Share Data)	Nine Months Ended February
	2009		2008
Revenue
Test Preparation, Assessment and Instruction	$17,140	58.1%	$19,463	61.3%
College Preparation	12,341	41.9%	12,296	38.7%
Total Revenue	29,481	100.0%	31,759	100.0%

Cost of Revenue
Direct Costs	13,242	44.9%	13,825	43.5%
Prepublication Cost Amortization	5,040	17.1%	5,066	16.0%
Total Cost Of Revenue	18,282	62.0%	18,891	59.5%

Gross Profit	11,199	38.0%	12,868	40.5%

Selling, General and Administrative Expenses
Marketing and Selling	6,879	23.3%	8,484	26.7%
General and Administrative	3,487	11.8%	3,483	11.0%
Total Selling, General and Administrative Expenses	10,366	35.2%	11,967	37.7%

Operating Income	833	2.8%	901	2.8%

Other Expenses, Net	18	0.1%	42	0.1%
Interest Expense	564	1.9%	1,134	3.6%
Income (Loss) Before Taxes	251	0.9%	(275)	-0.9%

Income Tax Expense (Benefit)	93	0.3%	(163)	-0.5%

Net Income (Loss)	$158	0.5%	$(112)	-0.4%

Net Income (Loss) per Common Share:
Basic and Diluted	$0.04		$(0.03)

Overview

Net revenue for the nine months ended February 28, 2009 was $29.5 million, a decrease of 7.2% from the prior year. Test Preparation, Assessment, and Instruction revenue decreased 11.9% from the prior year, while College Preparation revenue remained consistent with prior year. Net income for the nine month period was $158,000, an improvement of $270,000 over the prior year. Basic and diluted earnings per common share were $0.04, compared to a loss of $(0.03), in the prior year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the nine months ended February 28, 2009 was $17.1 million, an 11.9% decrease compared to the prior year. Due to the current state of the economy, many schools are reacting to budgetary pressures and have been holding back or delaying orders. These circumstances have had an adverse impact on our revenue for the period.

College Preparation

College Preparation revenue for the nine months ended February 28, 2009 was $12.3 million, which was consistent with the same period in the prior year. Revenue from the sale of products offered from the two major college publishers, which represents over 90% of the total revenue within this product group, was $11.6 million, which remained consistent with the same period in the prior year.

COST OF REVENUE

Cost of Revenue for the nine months ended February 28, 2009 was $18.3 million (62.0% of revenue) compared to $18.9 million (59.5% of revenue) during the same period in the prior year.

Cost of Revenue consists of two components: direct costs and amortization of prepublication costs. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties on proprietary products, and (3) warehousing and shipping costs for all products.

•
Direct costs as a percentage of revenue were 44.9% compared to 43.5% in the prior year. The percentage increase is due to revenue mix, as College Preparation revenue increased from 38.7% of the total revenue in the prior year, to 41.9% in the current year. College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of non-proprietary products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product’s estimated useful life cycle. For the nine months ended February 28, 2009 we amortized $5.0 million of prepublication costs, which was consistent with the prior year. As a percentage of revenue the amortization expense increased from 16.0% to 17.1% due to a decrease in revenue.

MARKETING AND SELLING

Marketing and Selling expenses decreased by $1.6 million on a year-over-year basis. As a percent of revenue, the expense decreased from 26.7% to 23.3%.

Marketing expense within this category decreased $400,000 for the period primarily due to a decrease in exhibit, catalog and promotional expenses. Selling expenses within this category decreased $1.2 million from the prior year due to expenses associated with the revenue mix and overall cost containment efforts. As a percentage of revenue, the selling expenses decreased from 18.5% in the prior year to 15.9%.

GENERAL AND ADMINISTRATIVE

General and administrative expenses remained consistent with the same period in the prior year.

INTEREST EXPENSE

Interest expense for the nine months ended February 28, 2009 was $564,000, a decrease of $570,000 compared to the same period in the prior year. The change is due to lower average outstanding debt on a year-over-year basis and a decrease of $202,000 in the mark-to-market interest expense adjustment related to the swap portion of our term loan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended February 28, 2009 was $5.9 million. Cash was primarily provided by our net income before depreciation, amortization and deferred income taxes, as well as decreases in accounts receivable, inventory, and prepaid expenses and offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $3.8 million, consisting primarily of prepublication cost expenditures of $3.7 million. Prepublication expenditures for the nine months ended February 28, 2009 decreased $223,000, or 5.7% compared to the same period in the prior year. The decrease in expenditures is primarily due to efficiencies realized within our production and editorial departments which allowed us to reduce the development costs of new and revised titles.

Net cash used in financing activities was $2.2 million, consisting of net payments on our revolving line of credit and payments on our term loan and capital leases.

We have a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. At February 28, 2009, $5.7 million was outstanding under this facility, and $4.3 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $4.0 million of the $8.0 million outstanding. The Company entered into a swap agreement on May 31, 2007 to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After May 31, 2010, the interest rate reverts to a variable rate. The change in the fair value of the interest rate swap is recognized as interest expense or income during each reporting period. For the nine month period ended February 28, 2009, we have recorded $36,000 of interest expense as a result of the mark-to-market interest rate adjustment.

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

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows expected to result from the publications. On February 28, 2009, we had a valuation allowance against this asset of $159,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.

Allowance for Excess and Slow-Moving Inventory
The Company continuously monitors its inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $532,000 at February 28, 2009 is believed to be adequate to cover potential inventory loss exposure.

Income Taxes
The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. The Company records a valuation allowance to reduce the carrying value of its net deferred tax asset to the amount that is more likely than not to be realized based on management’s estimates of future levels of taxable income. In the event the Company were to determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. As of February 28, 2009, the Company has not recorded a valuation allowance against its deferred tax assets.

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

Changes in Internal Control over Financial Reporting
During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended February 28, 2009, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. We did not repurchase any shares during the three months ended February 28, 2009. At February 28, 2009, 83,768 shares remained that could be repurchased under the repurchase program. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

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

Dated: April 9, 2009	PEOPLES EDUCATIONAL HOLDINGS, INC.

By: /s/ Brian T. Beckwith

Brian T. Beckwith
President and Chief Executive Officer

By: /s/ Michael L. DeMarco

Michael L. DeMarco
Executive Vice President and Chief Financial Officer