Form 10-K
period 2009-05-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2009-08-18
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2009

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to ______

Commission File No. 000-50916

PEOPLES EDUCATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1368898
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

299 Market Street, Saddle Brook, NJ	07663
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (201) 712-0090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.02 par value	The NASDAQ Stock Market LLC

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
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,263,388.

The number of shares outstanding of the issuer's common stock on August 10, 2009 was 4,462,202.

Documents incorporated by reference:   None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

OVERVIEW AND COMPANY HISTORY

Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE),  develops and sells its own proprietary education products which are predominantly state-specific and standards-based, focused on state-required tests. We also distribute other publishers’ products. Historically our products were organized into two product groups, one designated as Test Preparation, Assessment, and Instruction, and the other as College Preparation. In March 2009 we added a third product group, Literacy as we entered into exclusive distribution agreements with three publishers to distribute their Literacy products in the United States.  The Test Preparation, Assessment, and Instruction materials are almost exclusively proprietary products, while the College Preparation materials are mainly nonproprietary products accompanied by a growing number of proprietary titles. The Literacy products are exclusively nonproprietary. Marketing channels include Company and independent sales representatives, telemarketing, direct mail, and catalogs. Throughout this document PE and PEH will be collectively referred to as “we”, “our” and “the Company”.

PE was founded in 1989 by James J. Peoples, the current Chairman of the Board, and by Diane M. Miller, the current Executive Vice President and Chief Creative Officer. It began operations in 1990 with the acquisition of a small supplementary product line. Effective November 1, 1998, PE merged into a subsidiary of PEH. All of PEH’s operations are currently conducted through PE. In November 2001, PEH reincorporated in Delaware. Effective June 1, 2005, the common stock of PEH was approved for quotation and trading on the NASDAQ Capital Market under the symbol PEDH.

Test Preparation, Assessment, and Instruction Product Group
•
Test Preparation and Assessment: We create and sell state-customized, print and electronic test preparation and assessment materials that help teachers prepare students for success in school and for required state proficiency tests, grades 2-12.

•
Instruction: We produce and sell proprietary state-customized print worktexts and print and web-based delivered assessments, for grades 1-8. These products provide students with in-depth instruction and practice in reading, language arts, and mathematics. In addition, our backlist remedial and multicultural products are included in this group.

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

Literacy Product Group
•
We distribute for three publishers, on an exclusive basis in the United States, supplemental literacy materials for grades K-8. These materials include an extensive selection of leveled reading materials, high interest engaging resources for striving readers, series that integrate reading, science and social studies, and selections and strategies for students who are in the process of learning English.

The Company is located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is (201) 712-0090. The website is www.peopleseducation.com. The contents of our website are not part of or incorporated into this report.

INDUSTRY BACKGROUND

School Enrollment
The National Center for Education Statistics (NCES) forecasts record public school enrollment through 2017. The fall 2009 public school enrollment is estimated at 50.1 million students, and a small but steady annual growth is projected through 2017, when elementary and secondary enrollments are expected to increase to 54.1 million students. School publishers have shifted marketing and selling resources to meet changes in regional enrollments. For example, between 2000–2008 the South and the West enrollments increased 1.96 million and 1.16 million students, respectively. During the same period the Midwest and Northeast school enrollments decreased slightly. The most recent NCES estimate has K-12 private school enrollment at 6.1 million students (projected 2008 enrollment) growing to 6.4 million students by 2014. Rising immigration and the baby boom echo that began in the mid-1970s and peaked in 1990 are boosting school enrollments. As school enrollments grow, the unit sales of instructional materials are also expected to increase.

Educational Funding
The relationship between state and local school funding has been shifting over the last 30 years, with local funding decreasing to 34.2% and state funding rising to 46.5%. Federal funds for schools have grown to 9.1% and “other” funding accounts for the balance. (National Center for Education Statistics, 2007).

Recently, states have been experiencing economic difficulties. Fiscal conditions deteriorated for nearly every state during fiscal year 2009, and weak fiscal conditions are expected to continue in fiscal 2010. The economic recession, which began in December 2007, significantly changed the fiscal outlook, resulting in more than half the states experiencing negative budget growth in fiscal 2009, and nearly three quarters of states recommending fiscal 2010 budgets with negative growth.

Based on the June 2009 Fiscal Survey of States, 42 states were forced to reduce enacted budgets in fiscal 2009 by a combined $31.6 billion. This is a significant increase in budget reductions from the thirteen states that had to reduce their enacted budgets in fiscal 2008 and the three states that reduced their enacted budgets during 2007. Thirty states are estimating negative growth for their fiscal 2009 budgets, with spending levels at their lowest in thirty years. Unlike the federal government, states can’t run deficit budgets so legislators continue to seek new revenue sources and struggle with the increased costs of health care and education, the two largest expenditures in the states’ general fund budgets.

The federal 2009 budget which began October 1, 2008 included discretionary educational spending of $59.2 billion, an increase of 3.5% over the prior year. Spending under Title I, a funding program under the Elementary and Secondary Education Act, increased 2.9% to $14.3 billion from the 2008 level of $13.9 billion.

The American Recovery and Reinvestment Act (ARRA) will help states avoid serious cuts; however, it will not end the need for states to cut spending. The ARRA, which President Obama signed into law on February 17, 2009, provided a total of $98.2 billion in funding for the Department of Education, creating an unprecedented opportunity for States and school districts to make significant changes to strengthen and improve all levels of education. (From ed.gov FY 2010 Budget Summary)

The State Fiscal Stabilization Fund, which is the largest pool of money for education in the Recovery Act, has approved funding for 45 states and territories so far. At this point, the first stage of funding - $27 billion (out of $53.6 billion total) has been allocated to those states. The ARRA also provides an additional $10 billion for Title I.

No Child Left Behind
No Child Left Behind (NCLB) may undergo changes under the new presidential administration but as of now, the legislation is still in place. Even with changes, the areas of accountability, assessment and standards based instruction will continue to be at the center of NCLB. The 2005 through 2006 school year marked the first year that all states were required to have reading and mathematics tests each year in grade 3 through 8, and once during the span of grades 10 through 12. In the 2007 through 2008 school year, all states were required to test twice in science for grades 3 through 8, and once between grades 10 through 12. State-specific, standards-based products and assessment tools such as those created and sold by the Company play an important role in providing the instruction students need to succeed in school and on the state tests.

Common Core Standards
The Common Core Standards is an opportunity for states to collectively develop and adopt a core set of academic standards in mathematics and English language arts. Currently, fifty states and territories have joined the Common Core State Standards initiative. This initiative is led by the National Governors Association (NGA) and the Council of Chief State School Officers (CCSSO) in partnership with Achieve, ACT and the College Board. The adoption of the Common Core state standards is voluntary for states. States choosing to align their standards to the Common Core state standards have agreed the common core will represent at least 85% of the state’s standards in mathematics and English language arts. However, many states are waiting to see what the Common Core Standards will be before making any final decision of adoption. We anticipate that states which adopt the standards will also enhance them with specific details (grade level expectations) that are important to that state. Additionally, some states will voluntarily come together to develop new, innovative, common assessments in an effort to reduce costs. At this time, it is unknown to what extent states will participate with this initiative.

The draft of the Common Core state standards for college and career readiness in English language arts and mathematics was released July 2009. By August 2009, the expectation is that the draft will be approved by the validation committee. The draft of the Common Core Standards for K-12 in English language arts and mathematics will be released publicly by December 2009 and is expected to be approved by January 2010. States will submit their timeline and process for adoption of the Common Core Standards by early 2010.

Supplementary Materials Market
We do business in the $4.4 billion pre K-12 supplementary materials market, which is a subset of the larger instructional materials market (Simba 2008-2009). For 2008, the Association of American Publishers (AAP) member companies reported an 11.4 % decline in supplemental revenue. In this uncertain environment, many school budgets have been reduced and school administrators have pulled back on spending or postponed purchasing instructional materials. Many districts are holding purchases and waiting for the ARRA funding.

We believe that the supplemental market revenue performance will continue to reflect the economic environment but see an upside to the market as schools unify print and technology tools to pursue remediation, intervention, test preparation and formative instruction.

Test Preparation, Assessment, and Instruction Market
As required by law, all states have developed state content standards and high stakes state tests (tests that have major consequences, or are used as the basis for promotion or graduation). State standards are not static and the states frequently adjust and upgrade their standards. No states have identical standards and there are significant differences from state to state in both content standards and the tests used to assess student proficiency.

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

Like our Test Preparation products, our Assessment products are also customized for each state. The Assessment materials are available in both print and electronic form. Diagnostic Practice Tests assess student proficiency and help teachers provide tailored instruction and practice for individuals and groups. Our online benchmarking/diagnostic system creates formative assessments for student diagnosis and practice, and provides NCLB compliant student subgroup reports for classrooms, schools, and school districts. Our assessments (both print and online) also provide teachers with the ability to differentiate instruction as described in the Response to Intervention (RTI) requirement of the Individuals with Disabilities Education Act (IDEA).

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

The accountability pressure NCLB placed on schools to make Adequate Yearly Progress (AYP) has created a public window into our schools that is unprecedented. Aligning standards with classroom instruction and holding schools accountable has been permanently imprinted in our schools. The accountability pressure will continue to fuel the market demand for supplemental test preparation, assessment, and instruction materials like those produced and sold by the Company. A recent survey of the K-12 test preparation market by Education Market Research (2008) reported that 76.3% of the respondents use test preparation materials, and of those respondents, 62.3% purchase test preparation materials from commercial vendors. We believe that state-specific test preparation, assessment, and instruction materials continue to be a strong niche in the supplementary market. As such, schools and school districts are expected to aggressively purchase these materials.

Literacy Market
Literacy is a new product niche for the Company as of March 2009 and serves the K-8 supplemental literacy market with a comprehensive selection of research-based, cross-curricular leveled reading materials. All products support the requirements of the No Child Left Behind legislation,  target specific learning objectives to achieve adequate yearly progress (AYP) and provide teachers with the ability to differentiate instruction as described in the Response to Intervention (RTI) requirement of the Individuals with Disabilities Education Act (IDEA).

The unprecedented pressure on schools to show AYP for all students has increased the need for schools to use materials that are aligned closely with students needs. The Literacy product line includes an extensive selection of leveled reading materials that provide teachers with the ability to differentiate instruction to meet individual student needs. Teacher resources are built upon researched-based effective practices while assessment products provide tools for measuring and monitoring student achievement.

A recent survey done by Education Market Research (2008) reported a significant number of respondents (60%) used leveled reading books and 34% of the respondents are who are currently using  basal reading programs (hardcover textbooks used in classrooms) feel the most important improvement to their current program is more leveled reading books. We believe that the increased accountability for improving student performance aligns our products with this strong segment of the supplementary market.

College Preparation Market
College Preparation materials are used in high school Advanced Placement (AP), honors, and college preparation courses. Several factors support optimistic funding predictions for the growth of college preparation instructional materials, including competitive college entrance requirements, and strong annual growth in the number of students taking the AP examinations.

According to the College Board, the total number of AP test takers increased at an annual compound growth rate of over 10% from 1997 to 2008, rising from 922,000 test takers in 1997 to 2.7 million in 2008. In 2008, students from 17,032 secondary schools took AP examinations. These schools offer, on average, eight different AP courses from which their students can choose.

The College Board offers AP exams in 34 content areas. High scores on the AP examinations add to a school’s prestige and recognition as a quality school. Most colleges and universities in the United States, as well as in 30 countries, recognize AP examination results in the admission process as a sign of a student’s ability to succeed in rigorous curricula. As the College Preparation market has grown, it has become increasingly competitive. We have responded to this competition by increasing marketing, adding inside and outside sales representatives, and by utilizing sales and market data to guide our business decisions.

PRODUCTS

We develop and sell proprietary products, including worktexts, assessment materials, and web-based products. In addition, we also distribute other publishers’ products. We operate as one business segment, with three product groups.

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

Instruction
Instruction products provide standards–based, state-specific supplemental instruction in particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Instruction with the Test Preparation and Assessment products, so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial and multicultural texts and related materials, but we are not investing in new development for these products.

Our Test Preparation, Assessment, and Instruction products are primarily proprietary, and management believes this niche will continue to be our fastest growth area in the future. The Test Preparation, Assessment, and Instruction market is highly competitive, and we expect our competitors to pursue similar development and expansion efforts.

Revenue from the Test Preparation, Assessment, and Instruction product group, as a percentage of total revenue, was as follows:

Year Ended May 31, 2009	62%
Year Ended May 31, 2008	64%

College Preparation

We have exclusive sales and marketing agreements with two major college publishers who do not have school divisions, to sell their books into the high school market. The distribution agreements cover all sales made to the K–12 market, including each publisher's college products and certain trade and professional products. We also develop our own proprietary college preparation supplements and ancillary materials. The first of these products was published in 2004. These products do not compete with products we distribute under our existing publisher agreements and are crafted as supplements to help students with their college preparation studies.

The loss of either major college publisher distribution agreement would have a material adverse effect on our revenue and operations. One of the agreements has been in place for 19 years and expires in December 2012. The other agreement has been in place for 13 years and expires in September 2011.

Revenue from the College Preparation product group, as a percentage of total revenue, was as follows:

Year Ended May 31, 2009	38%
Year Ended May 31, 2008	36%

Literacy

In March 2009 we entered into exclusive sales and distribution agreements within the United States for specific products from three publishers. These material include an extensive selection of leveled reading materials; high interest engaging resources for striving readers; series that integrate reading, science and social studies; and selections and strategies for students who are in the process of learning English. Literacy revenue was approximately 1% of total revenue for fiscal 2009.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Product Development.”

CUSTOMER BASE

No customer during the past five years has represented more than 10% of our total revenue in any one year.

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

Integrated Catalog/Inside and Outside Sales Model
In the 2008-2009 school year, approximately 200,000 copies of thirty-five catalogs and over thirty various print promotional and direct mail pieces reached our various market niches. Catalogs and other direct mail pieces are mailed to internally maintained house lists and other appropriate contact individuals at K-12 school and district sites throughout the United States. In the same school year, approximately 174 electronic mailings, sent via e-mail (e-Blasts), were deployed that targeted about 1.1 million K-12 educators.

Website
Our Web site (located at www.peopleseducation.com) is primarily used as a sales and marketing tool that offers product information. The site also includes additional resources for teachers, including state-specific links, sample lessons and research information.

Sales Representatives
We utilize the services of outside independent sales representatives, outside salaried field representatives, and inside sales representatives to sell our products. We plan to continue using this sales organization structure in the future.

Warehouse and Distribution
During fiscal years 2009 and 2008, we outsourced warehousing and distribution/shipping services to two separate third party warehouse and distribution companies - one located in Brooklyn, NY and the other in Wayne, NJ. These companies warehouse and ship all products within the Test Preparation, Assessment, and Instruction product group and the proprietary products from the College Preparation product group. At the end of fiscal 2009 we consolidated the warehousing and distribution/shipping services into the Wayne, NJ location. Warehousing and distribution services for our Literacy product group, which was launched in March 2009 is outsourced to a third party warehouse in Lexington KY. Orders for nonproprietary College Preparation materials are billed by us and drop shipped by the college publishers to our customers. We operate and maintain our own internal data processing system; however, the services that the warehouse and distribution companies provide are significant to our operations.

COMPETITION

According to the 2008 Education Market Research (EMR) report, the educational publishing assessment market size is over $2 billion for K-12 assessment products and services, with nearly half of that being spent on classroom testing, a great deal of which is drawn from locally adopted textbooks. Of that total, 12.1% is spent on test preparation, 22% on formative assessment and 17.1% on summative assessment, for a total of about $1.3 billion. EMR also states that the top ranking publishers for test preparation are Harcourt/Steck-Vaugh, BuckleDown Publishing, Curriculum Associates, Triumph Learning, ECS Learning Systems, Options Publishing, Spectrum, American Book Company, and Peoples Education.

According to the reports of 130 supplemental companies participating in the EMR survey, overall sales of supplemental educational products in 2007 totaled $2.5 billion. Out of the 24 different types of supplemental materials, the following ranks were assigned based on the total sales in 2007:  assessment (formative and summative) ranked first, intervention ranked third, supplementary textbooks ranked fourth, consumable workbooks ranked tenth, and test prep materials ranked eleventh.

PROTECTION OF PROPRIETARY RIGHTS

All of our books have been copyrighted in the United States with United States rights, most in the name of The Peoples Publishing Group or Peoples Education. A few titles are copyrighted by the author, and we have secured unlimited exclusive rights to sell and update these titles. Therefore, we own the exclusive rights to exploit the copyright in the marketplace. For books created in-house, we have registered United States rights for all markets, including first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights, and rights to any means yet to be developed for transmitting information in any form. We believe we have adequately protected our copyrights, but the loss of copyrights or failure of copyright protection could have a material adverse effect on the Company.

EMPLOYEES

As of May 31, 2009, we had approximately 82 employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 2.	PROPERTIES

We do not own any real property. We primarily conduct our operations out of our Saddle Brook, NJ facility. We lease approximately 23,000 square feet of office space at this location at an average rental of approximately $445,000 per year through October 2014.

We lease approximately 4,300 square feet of office space in Austin, TX at a current rental of $80,000 per year through February 2010.

We lease 1,008 square feet of office space in Columbus, OH at an average rental of approximately $13,500 per year through November 2011.

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

Market for Common Stock

Our common stock has been quoted for trading on the NASDAQ Capital Market under the symbol “PEDH” since June 1, 2005, and was quoted for trading on the OTC Bulletin Board from September 10, 2004 through May 31, 2005. Prior to September 10, 2004, there was no established public trading market for our common stock. The following table sets forth, the high and low closing sale prices of our common stock as reported by NASDAQ for the periods indicated.

	Year Ended		Year Ended
	May 31, 2009		May 31, 2008
Quarter	High	Low	High	Low
1st	$2.40	$1.90	$4.00	$3.10
2nd	$3.30	$1.22	$4.05	$2.78
3rd	$1.72	$0.86	$3.20	$2.35
4th	$2.40	$0.53	$3.57	$1.88

On August 10, 2009, the last reported bid price of our common stock on NASDAQ Capital Market was $2.00 per share.

Holders

There were approximately 462 beneficial holders of our common stock as of July 16, 2009.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the twelve months ended May 31, 2009.

In 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. As of May 31, 2009, 83,768 shares remained available for purchase under the program. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

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

Critical Accounting Policies and Significant Estimates

Our critical accounting policies and significant estimates are summarized in the footnotes to our consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

Revenue Recognition and Allowance for Returns
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. The allowances for returns as of May 31, 2009 and 2008 were approximately $520,000, and, $528,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns.  We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. Subscription based revenue on our Measuring Up e-Path® products is recognized prorata over the life of the agreement.

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. As of May 31, 2009, the valuation allowance as compared to last year remained unchanged at $159,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.

Allowance for Doubtful Accounts
Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at both May 31, 2009 and 2008 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by us. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserves of approximately $660,000 and $465,000 at May 31, 2009 and 2008 are believed to be adequate to cover inventory loss exposure.

Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized. As of May 31, 2009, a valuation allowances has been provided in the amount of $700,000 related to the tax benefit of our available federal and state Net Operating Losses (NOLs). The carrying value of the net deferred tax asset assumes that we will be able to generate sufficient taxable income in the future. We perform a comprehensive tax review quarterly and if future levels of taxable income are not sufficient or fail to materialize in the near term, management will adjust the valuation allowance accordingly.

Year Ended May 31, 2009 vs. Year Ended May 31, 2008

OVERVIEW

In fiscal 2009, we had a net loss of $1.1 million ($0.25 per share) compared to a net loss of $0.8 million ($0.17 per share) in the prior year. Net revenue declined by approximately 8% on a year-over-year basis due principally to an overall decline in educational spending. Income from operations increased slightly, due to our efforts to monitor and control costs offset by the lower revenue. Interest expense declined by $0.6 million primarily as a result of lower average outstanding debt and a decline in interest rates. We had a net loss before income taxes of $0.7 million compared to loss of $1.3 million in the prior year. We had an income tax expense of $0.4 million, which includes a $0.7 million deferred tax valuation allowance, compared to an income tax benefit of $0.5 million in the prior year. These items are discussed in more detail below.

NET REVENUE

(In Thousands)	Year Ended
	5/31/2009	5/31/2008	Variance	Variance %
Test Preparation, Assessment and Instruction	$22,368	$25,680	$(3,312)	-12.9%
College Preparation	14,056	14,309	(253)	-1.8%
Literacy	443	-	443	Not Applicable
Total Net Revenue	$36,867	$39,989	$(3,122)	-7.8%

Test Preparation, Assessment, and Instruction
Revenue for this product group was $22.4 million for fiscal year 2009 compared to $25.7 million in fiscal year 2008, representing a decrease of 12.9%. Testing and Assessment revenue was $19.1 million, a decrease of 13.9% compared to the prior year, while Instruction revenue was $3.3 million, down 6.4% from the prior year.

The product group’s overall decrease was due in part to an overall decline in supplemental education spending for the past year. According to Association of American Publishers, the supplemental education market for the twelve months ended May 31, 2009 was down approximately 15% from the prior year. In spite of current economic challenges, we are optimistic about the opportunities for growth in this market niche and we will continue to invest in new proprietary product development for this product group.

College Preparation
Revenue for this product group was $14.1 million, a decrease of 1.8% from the prior year. Distribution revenue, which accounts for approximately 95% of the total revenue within this group, was down 2.6% primarily due to the effects of decreased spending due to school budget cuts. Revenue from our proprietary products increased 15.7%, compared to the prior year due to an aggressive sales and marketing plan in which we distinguished ourselves in the market with unique skills-based supplements. We will continue to invest in new proprietary product development as we are optimistic about the opportunities for growth in this market niche.

Literacy
Revenue for this product group, which was started in March 2009, was $443,000 for the year. We feel that these new products allow us to enter a market niche for which previously we did not have a product offering. We anticipate growing the number of products within this group through additional distribution agreements and in-house development.

COST OF REVENUE

Cost of Revenue for fiscal 2009 was s $22.9 million (62.2% of revenue) compared to $24.0 million (59.9% of revenue) in the prior year.

Cost of Revenue consists of two components: direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties, and (3) warehousing and shipping costs for all products.

•
Direct costs as a percentage of revenue for fiscal 2009 were 44.4%, an increase from 43.2% in the prior year. The percentage increase is primarily due to revenue mix, as College Preparation revenue increased from 35.8% of total revenue in fiscal 2008 to 38.1% in fiscal 2009. College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of nonproprietary products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development. Prepublication costs are capitalized and expensed on a straight-line basis over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For fiscal 2009, amortization expense was  $6.6 million, compared to $6.7 million in the prior year. We expect the fiscal 2010 amortization expense to be lower than fiscal 2009, as a result of reduced prepublication expenditures over the last several years.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(In Thousands)	Year Ended
	May 31,
	2009	2008	Variance	Variance %
Selling and Marketing Expense	$9,275	$11,217	$(1,942)	-17.3%
General and Administrative Expenses	4,543	4,741	(198)	-4.2%
Total Selling, General and Administrative Expenses	$13,818	$15,958	$(2,140)	-13.4%

Selling, general and administrative (SG&A) expenses for fiscal 2009 were $13.8 million, a decrease of 13.4% from the prior year. As a percentage of revenue, SG&A expenses for fiscal 2009 were 37.5%, a decrease of 2.4 percentage points from the prior year.

Selling and Marketing expenses for fiscal 2009 were $9.3 million, a decrease of $1.9 million from the prior year. The decrease is primarily a result of a reduction in commission expense due to the decline in revenue, in addition to overall general cost containment. As a percentage of revenue, the expense decreased from 28.1% in the prior year to 25.2% for fiscal 2009.

General and Administrative expenses for the year were $4.5 million, a decrease of 4.2%, as we continue to consistently monitor and control expenses.

INTEREST EXPENSE

Interest expense for the year was $677,000, a decrease of $610,000 from the prior year. The change is primarily related to lower average outstanding debt and a decline in interest rates. Included in interest expense are non-cash expenses of $5,000 and $148,000 as of May 31, 2009 and 2008 respectively related to the change in the market value of the term loan interest swap agreement.

INCOME TAX EXPENSE

For the year ended May 31, 2009, the effective tax rate was 39.3%; however, this was adjusted for a $0.7 million deferred tax valuation allowance, compared to 41.0% in the prior year. The effective tax rate fluctuation of 1.7% is due to an increase in the state tax rate apportionment as well as a change in the temporary and permanent tax differences in book versus taxable loss.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for fiscal 2009 was $7.1 million, compared to $6.0 million in the prior year. Net cash provided by operating activities in 2009 was primarily provided by our profitability before depreciation and amortization as well as decreases in accounts receivable, inventory, prepaid expenses, offset by a net decrease in accounts payable and accrued expenses and by a decrease in deferred revenue. Accounts receivable decreased as a result of the decrease in overall revenues on a year-over-year basis. Inventory decreased due to our continuing efforts to maintain lower inventory levels, offset by the $0.8 million of Literacy product inventory. Prepaid expenses decreased due to an increase in product sampling. Accounts payable decreased primarily due to the timing of payment to vendors, and lower spending levels, and deferred revenue decreased due to prorata revenue recognition of previously billed subscription based electronic revenue.

Net cash used in investing activities was $4.9 million for fiscal 2009, compared to $5.0 million in the prior year. Net cash used in investing activities for 2009 consisted primarily of expenditures for prepublication costs of $4.8 million.

Net cash used in financing activities was $2.2 million for fiscal 2009, compared to $1.0 million in the prior year. Net cash used in financing activities for 2009, consisted primarily of net repayments under our bank agreement for both the line of credit and term loan.

We have a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

The revolving line of credit provides for advances up to $10.0 million and expires in March 2012. The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. At May 31, 2009, $6.2 million was outstanding under this facility, and $3.8 million was available for borrowing.

The term loan was originally for $10 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest, which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $3.75 million of the $7.5 million outstanding. In May 2007, we entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts to a variable rate. At May 31, 2009, $7.5 million was outstanding under this agreement.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock.

We believe that our cash and borrowing availability under our lines of credit, together with cash generated from operations, will be sufficient to meet our normal cash needs in 2010. We intend to continue investing in prepublication costs for our proprietary products at our current spend level.

PRODUCT DEVELOPMENT

Product development expenditures in fiscal 2009 and 2008 were $4.8 million and $4.7 million, respectively. We continue to actively develop new and revised products. We expect the current level of spending to continue in the future. Product development expenditures in 2009 were primarily in the Testing, Assessment, and Instruction product group as we continued to introduce new and revised products within our existing states. The state test preparation market continues to grow, as the states demand higher academic performance from students. Most states have high-stakes testing requirements, which mean that students, teachers, and administrators are rewarded for positive test performance or penalized for poor performance. The support for state standards and testing has been enhanced considerably by the mandates of the No Child Left Behind federal legislation. Presently, we publish Test Preparation and Assessment products for various grades in twelve states.

We intend to focus our product development in the upcoming year on our core, state-specific products. We intend to enter additional states and continue to supplement existing states with additional products. We also plan to expand our offering of web-based electronic products.

We will continue to produce proprietary college preparation supplements and ancillary materials. These products will not compete with products we distribute under our existing publisher agreements and will be crafted as supplements to help teachers and students with their college preparation studies.

We do not have plans in the upcoming year to develop new products for our Literacy product line, as we intend to grow this product group by offering additional products from the existing publishers with whom we currently have distribution agreements.

Our strategic growth plan calls for an emphasis on the internal development of products within the test preparation, assessment and Instruction product lines. Under favorable circumstances, we would consider an acquisition to supplement our growth plan.

OFF-BALANCE SHEET ARRANGEMENTS

NONE

SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs from September through May. Typically, the major marketing campaigns, including mailings of new catalogs and focused sales efforts, begin in September when schools reopen. This is the period when sample books are provided free-of-charge for review to teachers for their purchase consideration. General marketing efforts, including additional sales and marketing campaigns, catalog mailings, and complimentary copies, continue throughout the school year. Teachers and districts generally review and consider books throughout the school year, make their decisions in the winter and spring, and place their purchase requests with the district office or other administrative units at that time. During spring and summer, these requests are processed and purchase orders are send to publishers.

Each of our product lines has its own seasonality. Excluding the Literacy product line which was launched in March 2009, the average revenue percentage over the past two full fiscal years by quarter is summarized in the table below.
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	August 31	November 30	February 28	May 31
Test Preparation, Assessment and Instruction	29%	26%	21%	24%
College Preparation	66%	15%	6%	13%
Total Revenue (Excluding Literacy Product Revenue)	43%	22%	15%	20%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents
May 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Peoples Educational Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Peoples Educational Holdings, Inc. and Subsidiary as of May 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended May 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Educational Holdings, Inc. and Subsidiary as of May 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Peoples Educational Holdings, Inc and Subsidiary’s internal control over financial reporting as of May 31, 2009 included in this accompanying Annual Report under the caption “Management’s Report on Internal Controls over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
August 18, 2009

CONSOLIDATED BALANCE SHEETS
(In Thousands-Except Share Data)
	May 31,
	2009	2008
ASSETS

Current Assets
Cash and Cash Equivalents	$42	$53
Accounts Receivable Net of Allowances for Doubtful Accounts and Returns	2,842	3,664
Inventory	4,219	4,394
Prepaid Expenses and Other	323	404
Prepaid Marketing Expenses	862	829
Deferred Income Taxes	1,092	1,024
Total Current Assets	9,380	10,368

Equipment - At Cost, Less Accumulated Depreciation of $2,241 and $1,994, respectively	387	566

Other Assets
Deferred Prepublication Costs, Net	13,466	15,200
Deferred Income Taxes	1,006	1,536
Trademarks, Net	170	191
Prepaid Expenses and Other	273	263
Prepaid Marketing Expenses	-	495
Total Other Assets	14,915	17,685
Total Assets	$24,682	$28,619

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,034	$2,042
Accounts Payable	3,998	4,906
Accrued Compensation	170	247
Other Accrued Expenses	855	347
Deferred Revenue	278	475
Total Current Liabilities	7,335	8,017
Long Term Obligations, Less Current Maturities	11,854	14,046
Total Liabilities	19,189	22,063

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,478,434 as of May 31, 2009 and 4,470,734 as of May 31, 2008	90	89
Additional Paid In Capital	8,060	8,013
Accumulated Deficit	(2,593)	(1,482)
Treasury Stock, 16,232 shares for both periods, at cost	(64)	(64)
Total Stockholders' Equity	5,493	6,556

Total Liabilities and Stockholders' Equity	$24,682	$28,619

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
	Years Ended
	May 31,
	2009	2008

Revenue, Net	$36,867	$39,989

Cost of Revenue
Direct Costs	16,378	17,256
Prepublication Cost Amortization	6,556	6,704
Total	22,934	23,960

Gross Profit	13,933	16,029

Selling, General and Administrative Expenses	13,818	15,958

Income from Operations	115	71

Nonoperating Expenses
Other Expenses, Net	115	95
Interest Expense	677	1,287
Total	792	1,382

Loss Before Income Taxes	(677)	(1,311)

Income Tax Expense (Benefit)	434	(537)

Net Loss	$(1,111)	$(774)

Net Loss per Common Share
Basic and Diluted	$(0.25)	$(0.17)

Weighted-average Number of Common Shares Outstanding
Basic and Diluted	4,457	4,445

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)

		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, May 31, 2007	$89	$7,875	$(708)	$(64)	$7,192

Stock Options Exercised	-	88	-	-	88

Stock-Based Compensation	-	50	-	-	50

Net Loss	-	-	(774)	-	(774)

Balance, May 31, 2008	89	8,013	(1,482)	(64)	6,556

Stock-Based Compensation	-	39	-	-	39

Issuance of Common Stock to Employees	1	8	-	-	9

Net Loss	-	-	(1,111)	-	(1,111)

Balance, May 31, 2009	$90	$8,060	$(2,593)	$(64)	$5,493

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	May 31,
	2009	2008
Cash Flows From Operating Activities
Net Loss	$(1,111)	$(774)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation	284	308
Amortization of Prepublication Costs and Trademarks	6,591	6,732
Stock-Based Compensation	48	50
Market Value Adjustment of Interest Rate Swap	5	148
Deferred Income Taxes	462	(534)
Changes in Assets and Liabilities
Accounts Receivable	822	297
Inventory	175	789
Prepaid Expenses and Other	72	37
Prepaid Marketing Expenses	462	437
Accounts Payable and Accrued Expenses	(477)	(1,678)
Deferred Revenue	(197)	148
Net Cash Provided By Operating Activities	7,136	5,960

Cash Flows From Investing Activities
Purchases of Equipment	(106)	(177)
Expenditures for Intangibles	(15)	(78)
Expenditures for Prepublication Costs	(4,821)	(4,724)
Net Cash Used In Investing Activities	(4,942)	(4,979)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(163)	(465)
Proceeds From the Exercise of Stock Options	-	88
Principal Payments On Long Term Debt	(2,042)	(649)
Net Cash Used In Financing Activities	(2,205)	(1,026)

Net Decrease in Cash and Cash Equivalents	(11)	(45)

Cash and Cash Equivalents
Beginning of Year	53	98
End of Year	$42	$53

Supplemental Cash Flow Information
Cash Payments for:
Interest	$692	$1,180

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

Use of estimates: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to estimate and assumptions include the estimated lives of deferred prepublication costs, realization of net deferred income tax assets, allowances for product returns and valuation allowances for inventory, deferred prepublication costs and stock option accounting. Actual results could differ from those estimates.

Cash and cash equivalents:  Cash and cash equivalents include money market funds and other highly liquid investments.

Revenue recognition and accounts receivable:  Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of May 31, 2009 and 2008 were approximately $520,000, and, $528,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. The Company recognizes its subscription based revenue on Measuring Up e-Path® over the life of the agreement.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at May 31, 2009 and 2008.

Major suppliers: The Company has exclusive distribution agreements with two major college book publishers. The loss of either of these distribution agreements would have a material adverse effect on the Company’s revenue and operations. Revenue generated from these distribution agreements accounted for the following percentage of total revenue by year:

Year Ended May 31, 2009	36%
Year Ended May 31, 2008	33%

Inventory: Inventory is stated at the lower of cost or market, which is determined using the first-in, first-out method. Inventory consists entirely of finished goods. Inventory on the consolidated balance sheet is reflected net of reserves for write-downs or non-salability of approximately $660,000 and $465,000 at May 31, 2009 and 2008, respectively.

Deferred prepublication costs: Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products, which include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to completion of the product. These prepublication costs also include expenses incurred for other forms of product development. Prepublication costs are capitalized and are amortized over either a three or five year period (the estimated minimum lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. At both May 31, 2009 and 2008, the Company had an allowance against these assets of $159,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of a specific publication, an impairment charge is recognized.

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

(In Thousands)

Year Ended May 31, 2009	$1,692
Year Ended May 31, 2008	$2,157

Prepaid marketing expenses are presented in the balance sheets as follows:

(In Thousands)

	May 31, 2009	May 31, 2008
Total Prepaid Balance	$862	$1,324
Less current portion	862	829
Non current balance	$-	$495

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

Accounting for long-lived assets: Long-lived assets, such as equipment, deferred prepublication costs, and other assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This is accomplished by comparing their carrying value with the estimated future undiscounted net cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. The Company has not experienced any such losses in the years presented.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”), on June 1, 2007 with no material impact on the consolidated financial statements. The Company  reviewed all income tax positions taken or that they expect to take for all open tax years and determined that their income tax positions are appropriately stated and supported for all open years.  Under the Company’s  accounting policies they would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of May 31, 2009, the Company recorded no accrued interest or penalties related to uncertain tax positions.

The fiscal tax years 2005 through 2008 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which the Company is subject. The Company expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next 12 months.

Basic and diluted net loss per share: Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 8 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share. Due to the net losses in 2009, and 2008, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. Options and warrants that were excluded from the calculation of diluted shares, as their effect would have been anti-dilutive were -0- as of May 31, 2009 and 3,179 as of May 31, 2008

Stock-based compensation:  The Company accounts for share based payments in accordance with SFAS No. 123R “Share-Based Payment”, which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. Share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) share-based expense for all awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company uses the Black-Scholes option pricing model to estimate the fair value of such awards. SFAS No. 123R requires forfeitures of share-based awards to be estimated at the time of the grant and revised in subsequent periods, if actual forfeitures differ from initial estimates. Therefore, expenses related to share-based payments and recognized in the years ended May 31, 2009 and 2008 have been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. See Note 8 to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.

Fair value of financial instruments: The financial statements include the following financial instruments and methods and assumptions used in estimating their fair values: for cash and cash equivalents, the carrying amount is fair value, and for accounts receivable, accounts payable, and line-of-credit and long-term debt, the carrying amounts approximate their fair values due to either the short-term nature of these instruments or the variable nature of the interest rate. A portion of the term loan has been effectively converted to a fixed rate of interest, see “Derivative financial instruments” below for further information regarding the fair value of the related interest rate swap agreement. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments, since their fair values are not significantly different than their balance sheet carrying amounts. In addition, the aggregate fair values of all financial instruments would not represent the underlying value of the Company.

Derivative financial instruments: SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, defines derivatives and requires that they be carried at fair value on the balance sheet. On May 23, 2007 the Company entered into an interest rate swap agreement to effectively convert $5.0 million of their term loan from a variable rate to a fixed rate for a term of three years. The change in market value of the interest rate swap is recognized on the balance sheet within long term obligations and by a charge or credit to interest expense. The change in the market value for the years ended May 31, 2009 and 2008 was an expense of approximately $5,000 and $148,000 respectively. The fair value of the swap was $153,000 at May 31, 2009.

Recently Issued Accounting Pronouncements: In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. The FASB approved a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on the Company’s consolidated financial position and results of operations. Management is currently assessing the potential effect of the adoption of the remaining provisions of SFAS 157 on the Company’s financial position, results of operations and cash flows.

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

The Company endeavors to use the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2009, the only financial liability accounted for at fair value on a recurring basis is the interest rate swap included in other long-term liabilities. The Company has determined that the fair value of the swap, based on LIBOR and swap rates, falls within Level 2 in the fair value hierarchy. The application of SFAS 157 did not change the Company’s valuation techniques from prior periods.

Effective June 1, 2008, the Company adopted FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS 159 became effective with no impact to the Company’s financial position or results of operations, since it chose not to report any additional items at fair value.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which changes how the Company would account for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for  acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company will apply the provisions of this standard to business combinations on a prospective basis.

In May 2009, the FASB issued SFAS No. 165,  “Subsequent Events”. The provisions of SFAS No. 165 set forth the period after the balance sheet date during which management should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for the Company’s quarter ended August 31, 2009, although early adoption is permitted.

Note 2. Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future undiscounted cash flows. If future undiscounted cash flows are not sufficient to support the net carrying value of the asset, an impairment charge will be recognized. At both May 31, 2009 and 2008 the Company had an allowance of $159,000, reducing prepublication costs to their estimated net realizable value.

The activities in deferred prepublication costs were as follows:
(In Thousands)
	Year Ended
	May 31,
	2009	2008
Balance, Beginning	$15,200	$17,180
Prepublication Cost Additions	4,821	4,724
Amortization Expense	(6,555)	(6,704)
Balance, Ending	$13,466	$15,200

The future amortization expense of deferred prepublication costs is estimated to be as follows:

(In Thousands)

For the year ending May 31,
2010	$5,377
2011	4,021
2012	2,489
2013	1,083
2014 and thereafter	496

Future estimated amortization expense may increase as the Company continues its investments in additional deferred prepublication costs.

Note 3. Trademarks

Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances were as follows:

(In Thousands)
	Year Ended
	May 31,
	2009	2008
Balance, Beginning	$191	$141
Additions	15	78
Amortization Expense	(36)	(28)
Balance, Ending	$170	$191

Note 4. Financing Arrangements
The Company has a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

The revolving line of credit provides for advances up to $10.0 million and expires in March 2012. The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. At May 31, 2009, $6.2 million was outstanding under this facility at an interest rate of 2.5%, and $3.8 million was available for borrowing.

The term loan was originally for $10 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $3.75 million of the $7.5 million outstanding. In May 2007, the Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon the Company’s funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. At May 31, 2009 the interest rate on the fixed portion of the term loan was 7.6% and 2.5% on the variable portion. At May 31, 2009, $7.5 million was outstanding under this agreement.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock.

Long-term debt at May 31, 2009 and 2008 consisted of the following:

(In Thousands)
	2009	2008
Obligations under capital leases (Note 7)	$34	$76
Market value of interest rate swap	153	148
Notes payable under line of credit (see above)	6,201	6,364
Term Loan (see above)	7,500	9,500
	13,888	16,088
Less current maturities	(2,034)	(2,042)
	$11,854	$14,046

Approximate maturities of long-term debt at May 31, 2009, are as follows:

(In Thousands)

Years ending May 31:
2010	$2,034
2011	2,152
2012	8,202
2013	1,500
$13,888

Note 5. Net Revenue by Product Group

The Company operates as one business segment, which historically had two product groups. In March 2009, the Company added a third product group, Literacy. The Company’s revenues, net of returns, by product group are as follows:

(In Thousands)
	Year Ended
	May 31,
	2009	2008
Test Preparation, Assessment and Instruction	$22,368	$25,680
College Preparation	14,056	14,309
Literacy	443	-
Total Net Revenue	$36,867	$39,989

Note 6. Income Taxes

Federal and state income tax expense (benefit) consists of the following:

(In Thousands)
	Year Ended
	May 31,
	2009	2008
Current	$(28)	$(3)
Deferred	462	(534)
Total	$434	$(537)

For the years ended May 31, 2009, and 2008, the income tax provision (benefit) differs from the amount of income tax expense (benefit) determined by applying the U.S. federal income tax rate to pretax loss, due to the following:

(In Thousands)
	Year Ended
	May 31,
	2009	2008
Computed federal income tax benefit at statutory rate	$(237)	$(460)
State income tax benefit, net of federal effect	(23)	(60)
Effect of lower rates	6	13
Deferred tax valuation allowance	700	-
Other, including nondeductible expenses, net	(12)	(30)
	$434	$(537)

The Company established a  valuation allowance in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes”. In evaluating its ability to realize the net deferred tax assets, the Company considers all available evidence, both positive and negative, including their past operating results, tax planning strategies and forecasts of future taxable income. In considering these sources of taxable income the Company made certain assumptions and judgments that are based on the plans and estimates used to manage their underlying businesses. A valuation allowance has been provided for deferred tax assets based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that they will be realized in the future. During the year ended May 31, 2009, the Company recorded a valuation allowance of $0.7 million. The valuation allowance relates to uncertainty in the realizability of certain federal and state deferred tax assets.

Net deferred tax assets and liabilities are comprised of the following:

(In Thousands)
	May 31,
	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$15	$15
Allowance for sales returns	201	203
Allowance for prepublication costs	61	61
Inventory	308	244
Federal and state net operating loss carryforward	2,459	2,078
Other	37	38
Deferred prepublication costs	-	254
Deferred tax valuation allowance	(700)	-
	2,381	2,893
Deferred tax liabilities:
Equipment	(25)	(49)
Allowance for purchase returns	(154)	(157)
Prepaid expenses	(104)	(127)
	(283)	(333)
Net deferred tax assets	$2,098	$2,560

The aforementioned net deferred tax assets are reflected on the consolidated balance sheets as follows:

(In Thousands)
	May, 31
	2009	2008
Current assets	$1,092	$1,024
Noncurrent assets	1,006	1,536
Net deferred tax assets	$2,098	$2,560

As of May 31, 2009, the Company had approximately $6.0 million of federal net operating loss (NOL) carryforwards available to reduce federal taxable income which begin to expire May 31, 2010 through May 31, 2029.

As of May 31, 2009, the Company had approximately $7.4 million of state net operating loss (NOL) carryforwards available to reduce state taxable income which begin to expire May 31, 2012 through May 31, 2016.

In addition, future utilization of NOL carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period.  As the Company has not performed an analysis of their NOL’s under Section 382, it is unknown whether the future utilization of the NOL will be limited. Accordingly, the Company’s ability to use NOL tax attributes may be limited.

Note 7. Commitments
Operating leases: The Company leases its various facilities and certain office equipment under non-cancelable operating lease arrangements.

As of May 31, 2009, future minimum rental obligations under operating leases are as follows:

(In Thousands)

Years ending May 31:
2010	518
2011	456
2012	457
2013	456
2014	465
Thereafter	196
$2,548

Rent expense under operating leases was $616,000 and $666,000 for the years ended May 31, 2009 and 2008 respectively.

Capital leases: The Company has a capital lease for the use of certain office equipment. The lease term is four years. The effective interest rate on the obligation is 8.4%. Lease payments of $34,000, including $1,000 of interest, will be paid during fiscal year ended May 31, 2010.

A summary of equipment under capital leases is as follows:

(In Thousands)	May 31,
	2009	2008
Office Equipment	$160	$160
Less accumulated depreciation	123	90
	$37	$70

Employment agreements:  The Company has employment agreements with certain executive officers, which provide severance benefits in the event the Company, without cause, terminates such officers.

Note 8. Stock Options and Warrants

In connection with a stock offering in 2005, the underwriter was granted warrants to purchase 50,000 shares of Company common stock at an exercise price of $7.56 per share. Such warrants became exercisable in June 2006, and expire in June 2010.

The 1998 Stock Option Plan (1998 Plan) permitted the granting of incentive stock options and nonqualified options. A total of 1,000,000 shares of the Company common stock were reserved for issuance pursuant to the options granted under the 1988 Plan. Options issued under the 1988 Plan were generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expired up to 10 years from the date of grant. These options generally vested and became exercisable over a three-year period. The 1998 Plan has expired and no additional options may be granted under the 1998 Plan. Options outstanding under the 1998 Plan continue to be exercisable in accordance with their terms. At May 31, 2009, options to purchase 770,636 shares were outstanding under the 1998 Plan.

On January 8, 2009, the shareholders approved the adoption of the 2009 Stock Option Plan (2009 Plan). The 2009 Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options that do not meet the requirements of Section 422. A total of 250,000 shares of the Company common stock have been reserved for issuance pursuant to options granted under the 2009 Plan. Options issued under the 2009 Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire up to 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. At May 31, 2009, options to purchase 12,000 shares were outstanding and 238,000 shares were available for grant under the 2009 Plan.

Stock-based compensation expense of $39,000 and $50,000 was recognized for the years ended May 31, 2009 and 2008 respectively.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the indicated years:

	2009	2008
Dividend Yield	0.0%	0.0%
Risk Free Interest Rate	1.60%	2.7% to 6.3%
Expected Life of Options	5 Years	5 to 10 Years
Expected Volatility Factor	36%	32% to 55%

Expected volatility is based on the historical volatility of the Company’s share price for the period prior to option grant equivalent to the expected life of the options. The expected term is based upon management’s estimate of when the option will be exercised which is generally consistent with the term of the option. The risk-free interest rate for periods within the contractual life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity is as follows:

	Weighted-		Weighted-
	Average		Average
	Grant		Exercise
	Fair Value	Shares	Price
Outstanding at May 31, 2008	$1.69	830,136	$3.41
Granted	0.61	22,000	1.80
Exercised	-	-	-
Forfeited	2.37	(64,500)	4.27
Outstanding at May 31, 2009	1.97	787,636	3.29
Exercisable at May 31, 2009	$2.07	691,217	$3.31

At May 31, 2009, there was approximately $53,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of three years.

Note 9. Retirement Plan

The Company maintains a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act (ERISA). All employees are eligible to participate following the completion of six months of service. Eligible participants may elect to contribute a portion of their compensation to the plan, subject to the Internal Revenue Code limitations for 401(k) plans. Participants direct the investment of their contributions into various investment options offered by the plan. The Company may make discretionary contributions to the plan in which all eligible employees will receive a portion of the Company’s contribution. There were no discretionary contributions made by the Company to the plan during the years ended May 31, 2009 and 2008.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of May 31, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of  the fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Under SEC rules, management may assess its internal control over financial reporting as effective if there are no identified material weaknesses at the reporting date. A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.”  Controls for financial close and reporting were in place as of year-end and were found to be operating effectively, based on management testing of key controls.

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

ITEM 9B.	OTHER INFORMATION

NONE
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals constitute the current directors and executive officers of the Company:

Name	Age	Position with the Company
G. Thomas Ahern	51	Director (1)
Brian T. Beckwith	53	Director, President and Chief Executive Officer
John C. Bergstrom	49	Director (1)(2)(3)
Richard J. Casabonne	64	Director (3)
Anton J. Christianson	57	Director (2)(3)
Michael L. DeMarco	45	Executive Vice President and Chief Financial Officer
James P. Dolan	60	Director (1)(2)
Diane M. Miller	57	Director, Co-founder, Executive Vice President and Chief Creative Officer
James J. Peoples	72	Director, Co-founder, Chairman, and Senior Advisor

(1)  Member of Audit Committee
(2)  Member of Compensation Committee
(3)  Member of Governance Committee

G. Thomas Ahern has been a Director of the Company since 2006. He has been CEO of Coughlan Companies and Capstone Publishers, a major publisher of children’s books through their imprints; Capstone Press, Compass Point Books, Picture Window and Stone Arch Books, since 2007. Mr. Ahern has more than 20 years of executive management, technology and sales experience. Prior to joining Coughlan Companies, he served as CEO of SwiftKnowledge, a web-based business intelligence software company from 2001 to 2007. He also was Executive Vice President, Sales and Marketing for PLATO Learning (NASDAQ: TUTR), a highly successful educational software company based in Bloomington, MN, from 1990 to 2001. Mr. Ahern is a Communications graduate of Northwestern University (BA 1980).

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

John C. Bergstrom has been a Director of the Company since 1998. He has been a partner in RiverPoint Investments, Inc., a St. Paul, MN-based business and financial advisory firm since 1995. Mr. Bergstrom is also a director of Dolan Media Co. (NYSE:DM), Tecmark, Inc., Instrumental, Inc., JobDig, Inc., Great River Communications Corp., Creative Publishing Solutions, Inc., and IDLoyalty, LLC. Mr. Bergstrom is a graduate of Gustavus Adolphus College, B.A., and the University of Minnesota, M.B.A.

Richard J. Casabonne has been a Director of the Company since 2002. He is the founder and President of Casabonne Associates, Inc., an educational research, strategy and development firm, since 1972. From October 2003 to May 2004, he served as Chief Executive Officer of TestU, an instructional assessment company based in New York City. From July 2001 to April 2002, Mr. Casabonne also served as the President of the Education and Training Group of Leapfrog Enterprises, Inc. where he also served as a director. He is a past President of AEP (The Association of Educational Publishers).

Anton J. Christianson has been a Director of the Company since 1998. He is the Chairman of Cherry Tree Companies, a firm involved in investment management, investment banking, and wealth management, since Mr. Christianson is a General Partner of School Power LP, an investor in Peoples Educational Holdings and a Cherry Tree affiliate. He serves as a director of AmeriPride Services, Inc., Dolan Media Co. (NYSE:DM), Titan Machinery, Inc. (NASDAQ: TITN) and Arctic Cat, Inc. (NASDAQ:ACAT). Mr. Christianson is a graduate of St. John’s University, Collegeville, Minnesota, and earned an M.B.A. from Harvard Business School.

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

James P. Dolan has been a Director of the Company since 1999. Since 1992, he has been Chairman, President and Chief Executive Officer and founder of Dolan Media Company, (NYSE:DM) Minneapolis, a specialized business information company that publishes daily and weekly business newspapers in 21 U.S. markets; operates a number of legal services businesses including Counsel Press, the nation’s largest appellate legal services provider, and National Default Exchange, a leading provider of mortgage default processing services to the foreclosure bar. From 1989 to 1993, he was Executive Vice President of the Jordan Group, New York City, an investment bank specializing in media. He previously held executive positions with News Corporation Ltd. in New York, Sun-Times Company of Chicago, and Centel Corp., Chicago, and was an award-winning reporter and editor at newspapers in San Antonio, New York, Chicago, Sydney, and London. He serves as a director of several private companies and is a journalism graduate of the University of Oklahoma.

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

James J. Peoples has been a Director of the Company since 1998. He is a co-founder and serves as Chairman. Effective December 2001, Mr. Peoples resigned as CEO and President of the Company and remains Chairman of the Board. He has over 40 years of experience in schoolbook publishing, including positions in sales, sales management, corporate staff assignments, and general management. Prior to forming PE, Mr. Peoples was President of the Prentice Hall School Group for seven years and served three years as Group President of the $350 million Simon and Schuster Educational Group. Mr. Peoples is a graduate of Oregon State University.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2009, all required Section 16(a) filings applicable to its officers, directors and 10% stockholders were timely made, with the exception of the following reports that were filed late:  a Form 4 by each of G. Thomas Ahern, John C. Bergstrom, Richard J. Casabonne, Anton J. Christianson, James P.Dolan and James J. Peoples reporting the grant of a stock option, and a Form 5 by Brian T. Beckwith reporting stock purchases made during the prior fiscal year that were exempt from Form 4 reporting requirements.

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

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal 2009 and 2008, the compensation earned by or awarded to Brian T. Beckwith, the Company’s Chief Executive Officer and President; Michael L. DeMarco, the Company’s Executive Vice President and Chief Financial Officer; and Diane M. Miller, Executive Vice President and Chief Creative Officer, the only other executive officer of the Company (collectively with Mr. Beckwith and Mr. DeMarco, the “Named Executives”).

Summary Compensation Table for Fiscal Year Ended May 31, 2009 and 2008

			Non-Equity
			Incentitive	(a)	(b)
			Plan	Option	All Other
Name and Principal Position	Year	Salary	Compensation	Awards	Compensation	Total

Brian T. Beckwith	2009	$310,800	$-	$6,086	$2,160	$319,046
President and Chief Executive Officer	2008	$300,000	$-	$12,131	$2,160	$314,291

Michael L. DeMarco	2009	$207,200	$-	$3,043	$831	$211,074
Executive Vice President and Chief Financial Officer	2008	$200,000	$-	$2,825	$850	$203,675

Diane M. Miller	2009	$172,774	$-	$3,043	$9,195	$185,012
Executive Vice President and Chief Creative Officer	2008	$162,098	$-	$2,825	$9,195	$174,118

(a)
These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2009 and 2008 in accordance with SFAS No. 123R, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 8 to the Consolidated Financial Statements for the fiscal year ended May 31, 2009.

(b)
The named executives receive a car allowance and the non-business portion of this allowance is included as taxable income to the named executive. In addition, the Company provided supplemental life insurance to Ms. Miller. The policy premium of $1,995 for both 2009 and 2008 was taxable income to Ms. Miller.

Outstanding Equity Awards at May 31, 2009

The following table provides a summary of equity awards outstanding for each of the Named Executives as of the end of fiscal 2009:

	Option Awards

	Number of Securities
	Underlying
	Unexercised Options			Option
				Exercise	Option
	(#)	(#)		Price	Expiration
Named Executive	Exercisable	Unexercisable		($)	Date

Brian T. Beckwith	10,000	10,000	(1)	$3.05	4/10/2013
President and	125,000	-		$3.00	1/1/2012
Chief Executive Officer	33,331	14,669	(2)	$4.50	7/30/2012
	10,000	-		$5.20	10/3/2010
	125,000	-		$3.00	12/18/2011

Michael L. DeMarco	5,000	5,000	(3)	$3.05	4/10/2013
Executive Vice President and	15,000	-		$3.60	6/23/2013
Chief Financial Officer	30,000	-		$3.00	5/17/2012
	10,000	-		$3.50	12/29/2010
	5,000	-		$5.20	10/3/2010
	2,000	-		$3.00	12/21/2009

Diane M. Miller	5,000	5,000	(3)	$3.05	4/10/2013
Executive Vice President and	75,000	-		$3.00	10/26/2011
Chief Creative Officer	5,000	-		$5.20	10/3/2010

(1)	Becomes exercisable with respect to 5,000 shares on each April 10, 2010 and 2011.
(2)	Becomes exercisable with respect to 14,669 shares on January 1, 2010.
(3)	Becomes exercisable with respect to 2,500 shares on each of April 10, 2010 and 2011.

Potential Payments Upon Termination

Brian T. Beckwith, our President and Chief Executive Officer, entered into an employment agreement in 2001, which was amended in July 2004. The agreement, as amended, provides for a term ending in December 2008 with automatic renewals thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. Pursuant to these arrangements, the term of the agreement has been extended to December 2010. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. Beckwith ceases to be employed. In consideration for these covenants, Mr. Beckwith will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. Beckwith is terminated by the Company without cause, or if Mr. Beckwith resigns for good reason, Mr. Beckwith is entitled to 18 months of severance at his then-current annual salary. If we provide Mr. Beckwith notice of non-renewal, Mr. Beckwith is entitled to 12 months of severance at his then-current annual salary. The agreement also provides for, under certain circumstances, our repurchase right and Mr. Beckwith’s put right to the Company with respect to Company stock owned by Mr. Beckwith following termination of his employment which he has acquired upon exercise of stock options and held for at least one year.

Michael L. DeMarco, our Executive Vice President and Chief Financial Officer, entered into an employment agreement in May 2002, which was most recently amended in June 2007. The agreement, as amended, provides for a term ending in May 2008, with automatic renewals thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. Pursuant to these arrangements, the term of the agreement has been extended to May 2010. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company. In consideration for these covenants, Mr. DeMarco will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. DeMarco is terminated without cause or resigns for good reason, Mr. DeMarco is entitled to 12 months salary as severance at his then-current annual salary.

Diane M. Miller, our Executive Vice President and Chief Creative Officer, entered into an employment agreement in 1990, which was amended and restated in November 2004. The agreement provides for a term ending in November 2007, with automatic renewals thereafter for successive one-year periods unless terminated by either party at least 180 days prior to the end of the contract year. Pursuant to these arrangements, the term of the agreement has been extended to November 2010. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Ms. Miller ceases to be employed. In consideration for these covenants, Ms. Miller will receive on a monthly basis, 60% of her monthly salary in effect at the time her employment ceased. If Ms. Miller is terminated without cause or if Ms. Miller resigns for good reason, Ms. Miller is entitled to 12 months of severance at the rate in effect at the time her employment ceased. We have a right of first refusal with respect to any share transfers of Company stock by Ms. Miller to a competitor.

Compensation of Non-Management Directors

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. For 2009, each non-management member of the Board of Directors received on a quarterly basis $3,000 for services as a director, plus $500 for each committee on which they served, plus an additional $500 for each committee of which they were the chair. Mr. Bergstrom received an additional $3,500 per quarter for his services on the audit and compensation committee. Non-employee directors were also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, each non-employee director receives nonqualified options to purchase our common stock at an option price equal to the fair market value of our common stock on the date that the option is granted. The options are exercisable in annual increments of 25% each over a four-year period during the term of the options, which range from five years to eight years. During fiscal year 2009, non-management directors were granted stock options under the terms described above. On January 9, 2009, they received options to purchase 2,000 shares each at $1.05 per share.

Non-Management Director Compensation for the Fiscal Year Ended May 31, 2009

	Fees Earned
	or	Option		All Other
	Paid in Cash	Awards		Compensation		Total
G. Thomas Ahern	$14,000	$2,394	(a)	$-		$16,394
John C. Bergstrom	$36,000	$2,394	(a)	$-		$38,394
Richard J. Casabonne	$14,000	$2,394	(a)	$38,400	(b)	$54,794
Anton J. Christianson	$18,000	$2,394	(a)	$-		$20,394
James P. Dolan	$16,000	$2,394	(a)	$-		$18,394
James J. Peoples	$13,333	$-		$32,000	(c )	$45,333

(a)
These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2009 in accordance with SFAS No. 123R, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 8 to the Consolidated Financial Statements for the fiscal year ended May 31, 2009.

(b)	Mr. Casabonne received an additional $9,600 per quarter for his services related to marketing and product development.

(c)
Mr. Peoples received an additional $9,600 per quarter for his services related to business development. Since Mr. Peoples became a non-management director effective August 1, 2008, compensation was prorated for the partial year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information provided to the Company as to the beneficial ownership of our Common Stock as of July 15, 2009 by (i) the only stockholders known to the Company to hold 5% or more of such stock, and (ii) each of the directors, the Named Executives set forth in the Summary Compensation Table in Item 11, and directors and officers as a group.

	Common Stock
	Beneficially
Beneficial Owner	Owned	Total (%)

Anton J. Christianson (1) (2)	1,801,075	40.2%
NAP & CO - c/o Delaware State Pension Fund (3)	603,151	13.5%
James J. Peoples (1) (4)	573,581	12.8%
Dolphin Offshore Partners, Inc. (5)	361,887	8.1%
Diane M. Miller (1) (4)	336,016	7.4%
Brian T. Beckwith (1) (4)	338,385	7.1%
Michael L. DeMarco (1)	67,000	1.5%
John C. Bergstrom (1)	60,150	1.3%
James P. Dolan (1)	57,334	1.3%
Richard J. Casabonne (1)	35,834	*
G. Thomas Ahern (1)	19,000	*
Directors and Officers as a group (9 persons) (1) (2)	3,288,375	64.9%

* Less than 1%

(1)
Includes shares of Common Stock subject to outstanding stock options exercisable within 60 days as follows: Mr. Christianson, 19,834 shares; Mr. Peoples, 2,000 shares; Ms. Miller, 85,000 shares; Mr. Beckwith, 303,331 shares; Mr. DeMarco, 67,000 shares; Mr. Bergstrom, 19,834 shares; Mr. Dolan, 57,334 shares; Mr. Casabonne, 35,834 shares; Mr. Ahern, 15,000 and directors and officers as a group, 605,167 shares.

(2)
Mr. Christianson’s ownership includes ownership of 1,610,986 shares owned by School Power Limited Partnership, 109,007 shares owned by Adam Smith Growth Partners, and 61,248 shares owned by Adam Smith Fund, LLC. The general partners of School Power Limited Partnership are Gordon Stofer and Adam Smith Companies, LLC. Mr. Christianson is the manager of and controls Adam Smith Companies, LLC. Mr. Christianson and Mr. Stofer share voting and investment powers with respect to the securities owned by School Power Limited Partnership. The managing member of Adam Smith Growth Partners is Adam Smith Companies, LLC. Mr. Christianson, as manager of Adam Smith Companies, LLC has voting and investment powers with respect to the securities owned by Adam Smith Growth Partners. The managing member of Adam Smith Fund, LLC is Adam Smith Management, LLC, whose managing member is Adam Smith Companies, LLC. Mr. Christianson, as manager of Adam Smith Companies, LLC, has investment and voting powers with respect to the securities owned by Adam Smith Fund, LLC. Mr. Christianson, Mr. Stofer, Adam Smith Companies, LLC, and Adam Smith Management, LLC disclaim beneficial ownership of the securities owned by School Power Limited Partnership, Adam Smith Growth Partners and Adam Smith Fund, LLC except to the extent of their pecuniary interest in such securities. The address of Mr. Christianson, Mr. Stofer, School Power Limited Partnership and each of the Adam Smith entities is 301 Carlson Parkway, Suite #103, Minnetonka, MN 55305

(3)	The address of the Delaware State Pension Fund is 860 Silver Lake Boulevard, McArdle Building, Suite #1, Dover, DE 19904.

(4)	The address of Mr. Peoples, Ms. Miller and Mr. Beckwith is 299 Market Street, Saddle Brook, NJ 07663-5316.

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

Equity Compensation Plan Table

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of May 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	787,636	$3.29	238,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None

Director Independence

The Board of Directors of the Company has determined that Messrs. Ahern, Bergstrom, Casabonne, Christianson and Dolan are “independent” directors, as that term is defined under the rules of The NASDAQ Stock Market for companies included in The NASDAQ Capital Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the fiscal years ended May 31, 2009 and May 31, 2008, McGladrey & Pullen, LLP and its related entity RSM McGladrey, Inc., provided various audit and non-audit services to the Company and billed the Company for these services as follows:

(a)
Audit Fees. Fees for audit services totaled $131,880 and $142,791 in fiscal 2009 and fiscal 2008, respectively, including fees for the annual audits and the reviews of the Company’s quarterly reports on Form 10-Q.

(b)
Audit-Related Fees. Fees for audit-related services totaled $-0- and $2,600 in fiscal 2009 and fiscal 2008, respectively. These services related to responding to technical and accounting questions and the related research, and meetings with management.

(c)	Tax Fees. Fees for tax services, including certain tax compliance assistance, totaled $-0- for both fiscal 2009 and fiscal 2008.

(d)	All Other Fees. There were no other services provided by McGladrey & Pullen, LLP or RSM McGladrey, Inc., not included above, in either fiscal 2009 or fiscal 2008.

The Audit Committee preapproves all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis. All of the services provided by the independent registered public accounting firm during fiscal 2009 and fiscal 2008, including services related to Audit-Related Fees and Tax Fees, have been approved by the Audit Committee under its pre-approval process. The Audit Committee has considered whether the provision of services related to the Audit-Related Fees, Tax Fees and All Other Fees was compatible with maintaining the independence of McGladrey & Pullen, LLP and determined that such services did not adversely affect the independence of McGladrey & Pullen, LLP.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements. See Item 8 above.

(2)	Exhibits. The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2001).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated May 23, 2007).

10.1‡	Registrant's 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-KSB for the year ending December 31, 1998).

10.2‡	Registrant’s 2009 Stock Plan.
10.3‡
Amended and Restated Employment Agreement between Peoples Education, Inc. and Diane M. Miller dated July 1, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-KSB for the year ended December 31, 2001), as amended by Amendment to Employment Agreement dated November 19, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 22, 2004).

10.4‡
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

10.5‡
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

‡ Management contract or compensatory plan.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES EDUCATIONAL HOLDINGS, INC.

Date: August 18, 2009
/s/ Brian T. Beckwith
Brian T. Beckwith, Chief Executive Officer
and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 18, 2009

/s/ Brian T. Beckwith
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