Form 10-Q
period 2009-08-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2009-10-06
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).          Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐          No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,454,502 shares of Common Stock (par value $0.02 per share) outstanding on October 2, 2009.

TABLE OF CONTENTS

Part I
Financial Information

Item 1. Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	August 31, 2009	May 31, 2009	August 31, 2008
ASSETS

Current Assets
Cash and Cash Equivalents	$102	$42	$71
Accounts Receivable Net of Allowances for Doubtful Accounts and Returns	6,531	2,842	7,786
Inventory	3,887	4,219	3,946
Prepaid Expenses and Other	355	323	327
Prepaid Marketing Expenses	878	862	1,103
Deferred Income Taxes	827	1,092	802
Total Current Assets	12,580	9,380	14,035

Equipment - At Cost, Less Accumulated Depreciation of $2,301, $2,241 and $2,070, respectively	347	387	551

Other Assets
Deferred Prepublication Costs, Net	12,800	13,466	14,857
Deferred Income Taxes	412	1,006	976
Trademarks, Net	185	170	189
Prepaid Expenses and Other	250	273	299
Prepaid Marketing Expenses	-	-	371
Total Other Assets	13,647	14,915	16,692

Total Assets	$26,574	$24,682	$31,278

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,023	$2,034	$2,043
Accounts Payable	7,829	3,998	10,387
Accrued Compensation	326	170	363
Other Accrued Expenses	1,040	855	360
Deferred Revenue	259	278	526
Total Current Liabilities	11,477	7,335	13,679

Long Term Obligations, Less Current Maturities	8,122	11,854	9,708

Total Liabilities	19,599	19,189	23,387

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued:4,478,434, 4,478,434 and 4,470,734 shares, respectively	90	90	89
Additional Paid In Capital	8,080	8,060	8,024
Accumulated Deficit	(1,131)	(2,593)	(158)
Treasury Stock - 16,232 shares, at cost	(64)	(64)	(64)
Total Stockholders' Equity	6,975	5,493	7,891

Total Liabilities and Stockholders' Equity	$26,574	$24,682	$31,278

See Notes to Condensed Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended
	August 31,
	2009	2008

Revenue, Net	$14,749	$15,997

Cost of Revenue
Direct Costs	7,413	8,407
Prepublication Cost Amortization	1,400	1,658
Total	8,813	10,065

Gross Profit	5,936	5,932

Selling, General and Administrative Expenses	3,511	3,590

Income from Operations	2,425	2,342

Other Expenses, Net	10	8
Interest Expense	94	228

Income Before Income Taxes	2,321	2,106

Income Tax Expense	859	782

Net Income	$1,462	$1,324

Net Income per Common Share:
Basic and Diluted	$0.33	$0.30

Weighted-average Number of Common Shares Outstanding:
Basic and Diluted	4,462	4,455

See Notes to Condensed Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Three Months Ended
	August 31,
	2009	2008
Cash Flows From Operating Activities
Net Income	$1,462	$1,324
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	60	76
Amortization of Prepublication Costs and Intangible Assets	1,403	1,661
Stock-Based Compensation	20	11
Market Value Adjustment of Interest Rate Swap	(39)	(12)
Deferred Income Taxes	859	782
Changes in Operating Assets and Liabilities
Accounts Receivable	(3,689)	(4,122)
Inventory	332	448
Prepaid Expenses and Other	(9)	41
Prepaid Marketing Expenses	(16)	(150)
Accounts Payable and Accrued Expenses	4,172	5,610
Deferred Revenue	(19)	51
Net Cash Provided By Operating Activities	4,536	5,720

Cash Flows From Investing Activities
Purchases of Equipment	(20)	(61)
Expenditures for Intangibles	(18)	(1)
Expenditures for Prepublication Costs	(734)	(1,315)
Net Cash Used In Investing Activities	(772)	(1,377)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(3,193)	(3,815)
Principal Payments On Long-Term Debt	(511)	(510)
Net Cash Used In Financing Activities	(3,704)	(4,325)

Net Increase in Cash and Cash Equivalents	60	18

Cash and Cash Equivalents
Beginning of Period	42	53
End of Period	$102	$71

Supplemental Cash Flow Information
Cash Payments for:
Interest	$139	$212

See Notes to Condensed Consolidated Financial Statements

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 1 - Basis of Presentation
Nature of business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), publishes and markets its own supplementary educational textbooks and materials for the K –12 school market. The materials are predominantly state-specific and standards-based, focused on state-required tests.  PE distributes other publishers’ college textbooks and supplements to the high school Advanced Placement market. In addition, PE also publishes its own proprietary supplemental material for the Advanced Placement market.  Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the Company.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. In preparing the accompanying financial statements, management has evaluated subsequent events through October 2, 2009. The operating results for the three month period ended August 31, 2009, are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2009.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ materially from these estimates and assumptions.

NOTE 2 – Revenue Recognition and Accounts Receivable
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of August 31, 2009, May 31, 2009 and August 31, 2008 were approximately $803,000, $520,000 and $960,000, respectively. This allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of revenue and accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of income.  The Company recognizes subscription based revenue on its Measuring Up e-Path® prorata over the life of the agreement.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts was $40,000 for all periods presented.

NOTE 3 – Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, the Company included stock options with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  The number of additional shares was calculated by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting period.  The weighted average common shares outstanding included no shares of common stock equivalents for the three months ended August 31, 2009 and 2008, as all outstanding option shares are antidilutive.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 4 – Deferred Prepublication Costs
Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publications) using the straight-line method beginning on the in-stock date of the publication.  The activity in deferred prepublication costs is as follows for the periods presented:

(In Thousands)
	August 31,	May 31,	August 31,
	2009	2009	2008
Balances, Beginning	$13,466	$15,200	$15,200
Prepublication Cost Additions	734	4,821	1,315
Amortization Expense	(1,400)	(6,555)	(1,658)
Balances, Ending	$12,800	$13,466	$14,857

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

For the remainder of fiscal 2010	$3,939
For the year ended May 31, 2011	4,214
For the year ended May 31, 2012	2,682
For the year ended May 31, 2013	1,278
For the year ended May 31, 2014 and thereafter	687
$12,800

The future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.

NOTE 5 – Prepaid Marketing Expense
The costs of catalogs and promotional materials that have not been completed or delivered to customers are carried as a prepaid expense until the actual date of completion and mailing. Prepaid samples consist of materials that will be distributed to educators over the current year and are expensed as they are distributed.  Prepaid marketing expenses include samples, catalogs and promotional materials.

Prepaid marketing expenses are presented in the balance sheets as follows:

(In Thousands)
	August 31,	May 31,	August 31,
	2009	2009	2008
Total Prepaid Balance	$878	$862	$1,474
Less current portion	878	862	1,103
Long-term balance	$-	$-	$371

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

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s funded debt to EBITDA.  At August 31, 2009, $3.0 million was outstanding under this facility and $7.0 million was available for borrowing.

•
The term loan was originally for $10 million and matures in December 2012.  The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $3.5 million of the $7 million outstanding.  In May 2007, the Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon the Company’s funded debt to EBITDA ratio. After the three year period, the interest rate reverts back to a variable rate.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio.  These financial covenants restrict the payment of dividends on the Company’s common stock.

NOTE 7 – Income Taxes
On a quarterly basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines the estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended August 31, 2009 and 2008 were approximately 37% and 40%, respectively.

The Company established a valuation allowance of $700,000 during fiscal year ending May 31, 2009. As of August 31, 2009, there has been no change to the valuation allowance which had previously been provided in the amount of $700,000 related to the tax benefit of our available federal and state Net Operating Losses (NOLs). The carrying value of the net deferred tax asset assumes that we will be able to generate sufficient taxable income in the future. We perform a comprehensive tax review quarterly and if future levels of taxable income are not sufficient or fail to materialize in the near term, management will adjust the valuation allowance accordingly.

NOTE 8 – Recently Issued Accounting Standards
 In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. The provisions of SFAS No. 165  set forth the period after the balance sheet date during which management should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R). FAS 167 is intended to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003),  Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

	Jun - Aug	Sep - Nov	Dec - Feb	Mar - May
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Test Preparation, Assessment, and Instruction	29%	26%	21%	24%
College Preparation	66%	15%	6%	13%
Total Revenue (Excluding Literacy Product Revenue)	43%	22%	15%	20%

PRODUCT OVERVIEW

We develop and sell our own proprietary products and distribute other publishers’ products. Our products are organized in three product groups, Test Preparation, Assessment, and Instruction, College Preparation and Literacy. The Test Preparation, Assessment, and Instruction materials are almost exclusively proprietary products; Literacy materials are exclusively distributed products while the College Preparation materials are mainly distributed products accompanied by a limited number of proprietary titles.

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

Literacy Product Group

•
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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2009 vs. Three Months Ended August 31, 2008

(Amounts in Thousands - Except Per Share Data)	Three Months Ended August 31,
	2009		2008
Revenue
Test Preparation, Assessment and Instruction	$6,267	42.5%	$6,651	41.6%
College Preparation	7,621	51.7%	9,346	58.4%
Literacy	861	5.8%	-	0.0%
Total Revenue	14,749	100.0%	15,997	100.0%

Cost of Revenue
Direct Costs	7,413	50.3%	8,407	52.6%
Prepublication Cost Amortization	1,400	9.5%	1,658	10.4%
Total Cost Of Revenue	8,813	59.8%	10,065	62.9%

Gross Profit	5,936	40.2%	5,932	37.1%

Selling, General and Administrative Expenses
Marketing and Selling	2,283	15.5%	2,246	14.0%
General and Administrative	1,228	8.3%	1,344	8.4%
Total Selling, General and Administrative Expenses	3,511	23.8%	3,590	22.4%

Operating Income	2,425	16.4%	2,342	14.6%

Other Expenses, Net	10	0.1%	8	0.1%
Interest Expense	94	0.6%	228	1.4%
Income Before Taxes	2,321	15.7%	2,106	13.2%

Income Tax Expense	859	5.8%	782	4.9%

Net Income	$1,462	9.9%	$1,324	8.3%

Net Income per Common Share:
Basic and Diluted	$0.33		$0.30

Overview

The quarter ended August 31, 2009 was a challenging one. Due to economic conditions and the current status of state and federal economies, many schools are reacting to budgetary pressures and have been holding back or delaying orders.  These circumstances have had an adverse impact on our revenue for the period.  Net revenue for the quarter was $14.7 million, a decline of 7.8% from the same period in the prior year.  Test Preparation, Assessment, and Instruction revenue decreased 5.8% on a year-over-year basis while College Preparation revenue decreased 18.5%. Revenue from our new Literacy product offering was $861,000 for the quarter. Despite the overall shortfall in revenue, we were able to offset the revenue decline by reducing expenses, resulting in net income for the quarter of $1.5 million, an increase of 10.4% over the prior year.  Basic and diluted earnings per common share for the quarter were $0.33, compared to $0.30 for the same period last year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the quarter was $6.3 million, compared to $6.7 million during the same period in the prior year. Test Preparation and Assessment revenue for the quarter was $5.3 million, a decrease of 7.2% from the prior year, while Instruction revenue was $1.0 million, an increase of 2.5% on a year-over-year basis.

College Preparation

College Preparation revenue for the quarter was $7.6 million, compared to $9.3 million during the same period in the prior year.  Total revenue within this group, was down 18.5%, primarily due to the current economic conditions, as schools are holding back or delaying purchase orders. Revenue from the sale of products offered from the two major college publishers was $7.2 million, compared to $8.8 million for the prior year.  Revenue for this product group is extremely seasonal; as historically over 60% of the annual revenue is derived in the three months ended August 31.

Literacy

Revenue for this product group, which was started in March 2009, was $861,000 for the quarter. We feel that these new products allow us to enter a market niche for which we previously did not have a product offering. We anticipate growing the number of products within this group initially through additional distribution agreements and in the future by in-house development.

COST OF REVENUE

Cost of Revenue for the quarter was $8.8 million (59.8% of revenue) compared to $10.1 million (62.9% of revenue) during the same period in the prior year.

Cost of Revenue consists of two components: direct costs and amortization of prepublication costs.
Direct Costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties and (3) warehousing and shipping costs.

•
Direct costs as a percentage of revenue were 50.3% for the quarter compared to 52.5% during the same period in the prior year.  The percentage decrease is due to revenue mix, as College Preparation revenue decreased from 58.4% of the total revenue in the prior year, to 51.7% in the current year.  College Preparation direct costs are substantially higher than the direct cost of our other products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books.  Prepublication costs are capitalized and expensed on a straight-line basis over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the quarter we amortized $1.4 million of prepublication costs, which decreased from $1.7 million in the prior year due to lower spending levels over the past two fiscal years.

MARKETING AND SELLING

Marketing and Selling expenses for the quarter were $2.3 million, representing an increase of $37,000 from the same period in the prior year. As a percentage of revenue, the expense increased from 14.0% in the prior year to 15.5% in the current period. Marketing expenses within this category increased $80,000 for the quarter primarily due to expenses associated with our Literacy product line which did not exist in the prior year.   Selling expenses within this category decreased $44,000 for the quarter compared to the prior year, but increased as a percentage of revenue from 11.4% in the prior year to 12.1% for the current year due to the revenue decline.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $116,000 or 8.6% for the quarter compared to the same period in the prior year as we continue to maintain tight control over expenses.

INTEREST EXPENSE

Interest expense for the quarter was $94,000, compared to $228,000 for the same period in the prior year.  The change primarily is due to lower average outstanding debt on a year-over-year basis.  Included in interest expense was the fair value adjustment for our swap agreement, which for the quarter was $39,000 of income, compared to $12,000 of income during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the quarter ended August 31, 2009 was $4.5 million.  Cash was primarily provided by our net income before depreciation, amortization and deferred income taxes, as well as a decrease in inventory and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable. Accounts receivable and accounts payable increased, while inventory decreased, due to the cyclical nature of our revenues.

Net cash used in investing activities was $0.8 million, consisting primarily of prepublication cost expenditures of $0.7 million.  Prepublication expenditures for the quarter decreased $0.6 million, or 44% compared to the same period in the prior year.  The decrease in expenditures is primarily related to timing, as we expect the full year expenditures to be comparable to the prior year expenditures of $4.8 million.

Net cash used in financing activities was $3.7 million, consisting of $3.2 million of net payments on our revolving line of credit and $0.5 million of payments on our term loan and capital lease obligations.

We have a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.  The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the our total funded debt to EBITDA.  At August 31, 2009, $3.0 million was outstanding under this facility, and $7.0 million was available for borrowing.

•
The term loan was originally for $10 million and matures in December 2012.  The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $3.5 million of the $7 million outstanding at August 31, 2009.  In May 2007, we entered into a swap agreement to fix the interest rate on a portion of the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our funded debt to EBITDA ratio. After the three year period, the interest rate reverts back to a variable rate.  The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the quarter ended August 31, 2009, we have recorded a credit to interest expense of $39,000.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio.  These financial covenants restrict the payment of dividends on the Company’s common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company’s significant accounting policies are summarized in the footnotes to our financial statements included in our May 31, 2009 Form 10-K.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results may differ from these estimates under different assumptions and conditions.  Certain of the most critical policies that require significant judgment are as follows:

Revenue Recognition and Allowance for Returns
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. On August 31, 2009, we had a returns valuation allowance of $803,000.  The allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns.  We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. Subscription based revenue on our Measuring Up e-Path® products is recognized prorata over the life of the agreement.

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications.  The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows.  On August 31, 2009, we had an allowance against this asset of $159,000.  If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge may be necessary.

Allowance for Doubtful Accounts
Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at August 31, 2009 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory on hand for salability.  This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management.  Any slow-moving or non-salable inventory identified is reserved or written down at that time.  The reserve of $689,000 at August 31, 2009 is believed to be adequate to cover potential inventory loss exposure.

Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized. As of May 31, 2009, a valuation allowance has been provided in the amount of $700,000 related to the tax benefit of our available federal and state Net Operating Losses (NOLs). The carrying value of the net deferred tax asset assumes that we will be able to generate sufficient taxable income in the future. We perform a comprehensive tax review quarterly and if future levels of taxable income are not sufficient or fail to materialize in the near term, management will adjust the valuation allowance accordingly.

Item 4.  Controls and Procedures

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
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended August 31, 2009, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock.  We did not repurchase any shares during the three months ended August 31, 2009.  At August 31, 2009, 83,768 shares remained that could be purchased under the plan or programs.  No share repurchase plan or program expired, or was terminated, during the period covered by this report.

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

Dated: October 6, 2009	PEOPLES EDUCATIONAL HOLDINGS, INC.

By: /s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer