Form 10-Q
period 2009-11-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2010-01-14
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,462,202 shares of Common Stock (par value $0.02 per share) outstanding on December 31, 2009.

TABLE OF CONTENTS

 Part I
Financial Information

Item 1. Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	November 30, 2009	May 31, 2009	November 30, 2008
ASSETS

Current Assets
Cash and Cash Equivalents	$118	$42	$36
Accounts Receivable, Net of Allowances for Doubtful Accounts and Returns	2,203	2,842	2,816
Inventory, Net	4,047	4,219	4,009
Prepaid Expenses and Other	347	323	401
Prepaid Marketing Expenses	617	862	1,096
Deferred Income Taxes	708	1,092	661
Total Current Assets	8,040	9,380	9,019

Equipment - At Cost, Less Accumulated Depreciation of $2,358, $2,241 and $2,142, respectively	319	387	511

Other Assets
Deferred Prepublication Costs, Net	12,233	13,466	14,588
Deferred Income Taxes	700	1,006	1,250
Trademarks, Net	188	170	192
Prepaid Expenses and Other	224	273	272
Prepaid Marketing Expenses	-	-	247
Total Other Assets	13,345	14,915	16,549
Total Assets	$21,704	$24,682	$26,079

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,012	$2,034	$2,044
Accounts Payable	5,392	3,998	6,980
Accrued Compensation	155	170	155
Other Accrued Expenses	557	855	276
Deferred Revenue	375	278	486
Total Current Liabilities	8,491	7,335	9,941

Long Term Obligations, Less Current Maturities	6,528	11,854	8,458

Total Liabilities	15,019	19,189	18,399

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,478,434, 4,478,434 and 4,470,734 shares, respectively	90	90	89
Additional Paid In Capital	8,094	8,060	8,034
Accumulated Deficit	(1,435)	(2,593)	(379)
Treasury Stock - 16,232 shares, at cost	(64)	(64)	(64)
Total Stockholders' Equity	6,685	5,493	7,680
Total Liabilities and Stockholders' Equity	$21,704	$24,682	$26,079

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2009	2008	2009	2008

Revenue, Net	$7,305	$8,279	$22,054	$24,276

Cost of Revenue
Direct Costs	2,727	3,102	10,141	11,509
Prepublication Cost Amortization	1,328	1,694	2,728	3,352
Total	4,055	4,796	12,869	14,861

Gross Profit	3,250	3,483	9,185	9,415

Selling, General and Administrative Expenses	3,640	3,629	7,150	7,219

Income (Loss) from Operations	(390)	(146)	2,035	2,196

Other Expenses, Net	3	9	14	17
Interest Expense	65	208	160	437

Income (Loss) Before Income Taxes	(458)	(363)	1,861	1,742

Income Tax Expense (Benefit)	(155)	(143)	703	639

Net Income (Loss)	$(303)	$(220)	$1,158	$1,103

Net Income (Loss) per Common Share:
Basic	$(0.07)	$(0.05)	$0.26	$0.25
Diluted	$(0.07)	$(0.05)	$0.26	$0.25

Weighted-average Number of Common Shares Outstanding:
Basic	4,462	4,455	4,462	4,455
Diluted	4,462	4,455	4,465	4,455

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Six Months Ended
	November 30,
	2009	2008
Cash Flows From Operating Activities
Net Income	$1,158	$1,103
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	117	148
Amortization of Prepublication Costs and Intangible Assets	2,735	3,357
Stock-Based Compensation	34	21
Market Value Adjustment of Interest Rate Swap	(79)	25
Deferred Income Taxes	690	649
Changes in Assets and Liabilities
Accounts Receivable	639	848
Inventory	172	385
Prepaid Expenses and Other	25	(6)
Prepaid Marketing Expenses	245	(19)
Accounts Payable and Accrued Expenses	1,081	1,911
Deferred Revenue	97	11
Net Cash Provided By Operating Activities	6,914	8,433

Cash Flows From Investing Activities
Purchases of Equipment	(49)	(93)
Expenditures for Intangibles	(25)	(6)
Expenditures for Prepublication Costs	(1,495)	(2,740)
Net Cash Used In Investing Activities	(1,569)	(2,839)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(4,247)	(4,591)
Principal Payments On Long-Term Debt	(1,022)	(1,020)
Net Cash Used In Financing Activities	(5,269)	(5,611)

Net Increase (Decrease) in Cash and Cash Equivalents	76	(17)

Cash and Cash Equivalents
Beginning of Period	42	53
End of Period	$118	$36

Supplemental Cash Flow Information
Cash Payments for:
Interest	$252	$410

See Notes to Condensed Consolidated Financial Statements.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 1 – Nature of Business and Basis of Presentation
Nature of Business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), is a leading publisher and distributor of supplemental instructional materials for the kindergarten through high school sector (K-12).  PE designs and produces materials in both print and electronic format, with a growing emphasis on Internet-based delivery. The materials are predominantly state-specific and standards-based, focused on state-required tests.  PE also distributes college preparation products developed internally and by other publishers and literacy products developed by other publishers.  Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the Company.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented.  In preparing the accompanying condensed consolidated financial statements, management has evaluated subsequent events through January 14, 2010. The operating results for the three and six month periods ended November 30, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2009.

Use of Estimates: Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses that the Company has reported and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements.  Actual results could differ materially from these estimates and assumptions.

NOTE 2 – Revenue Recognition and Accounts Receivable
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns were as follows:

November 30, 2009	$758,000
May 31, 2009	$520,000
November 30, 2008	$776,000

This allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of revenue and accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of operations.  The Company recognizes subscription based revenue on its electronic products prorata over the life of the subscription agreement.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts was $40,000 for all periods presented.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 3 – Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.  Due to the net losses for the three months ended November 30, 2009 and 2008, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. The dilutive effect of these additional shares for the six months ended November 30, 2009 and 2008 was to increase the weighted average common shares outstanding by 3,238 and -0- shares, respectively.

NOTE 4 – Deferred Prepublication Costs
Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publications) using the straight-line method beginning on the in-stock date of the publication.  The activity in deferred prepublication costs is as follows for the periods presented:

(In Thousands)
	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Balances, Beginning	$12,800	$14,857	$13,466	$15,200
Prepublication Cost Additions	761	1,425	1,495	2,740
Amortization Expense	(1,328)	(1,694)	(2,728)	(3,352)
Balances, Ending	$12,233	$14,588	$12,233	$14,588

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

(In Thousands)

Remainder of fiscal year ending 2010	$2,535
Year ending May 31, 2011	4,400
Year ending May 31, 2012	2,821
Year ending May 31, 2013	1,411
Year ending May 31, 2014 and thereafter	1,066
$12,233

The future estimated expense amount is expected to increase as the Company continues its investments in additional prepublication costs.

NOTE 5 – Prepaid Marketing Expense
The costs of catalogs and promotional materials that have not been completed or delivered to customers are carried as a prepaid expense until the actual date of completion and mailing. Prepaid samples consist of materials that will be distributed to educators and are expensed as they are distributed.  Prepaid marketing expenses include samples, catalogs and promotional materials.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

Prepaid marketing expenses are presented in the balance sheets as follows:

(In Thousands)
	November 30,	May 31,	November 30,
	2009	2009	2008
Total Prepaid Balance	$617	$862	$1,343
Less current portion	617	862	1,096
Long-term balance	$-	$-	$247

NOTE 6 – Financing Arrangements
The Company has a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.  The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. The average interest rates for the reporting periods ending November 30, 2009, May 31, 2009 and November 30, 2008 were 2.5%, 3.5% and 4.4%, respectively.  At November 30, 2009, $2.0 million was outstanding under this facility, and $8.0 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012.  The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $3.25 million of the $6.5 million outstanding at November 30, 2009.  In May 2007, the Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. After the three-year period, the interest rate reverts back to a variable rate. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the six months ended November 30, 2009, The Company recorded a credit to interest expense of $79,000.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio.  These financial covenants also restrict the payment of dividends on the Company’s common stock.

NOTE 7 – Income Taxes
On a quarterly basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines the estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three and six months ended November 30, 2009 and 2008 were approximately 37% for all periods.

The Company established a valuation allowance of $700,000 during fiscal year ended May 31, 2009. As of November 30, 2009, there has been no change to the valuation allowance which had previously been provided related to the tax benefit of our available federal and state Net Operating Losses.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

The carrying value of the net deferred tax asset assumes that the Company will be able to generate sufficient taxable income in the future. The Company performs a comprehensive tax review quarterly and if future levels of taxable income are not sufficient or fail to materialize in the near term, management will adjust the valuation allowance accordingly.

NOTE 8 – Recently Issued Accounting Standards
In May 2009, the Financial Accounting Standards Board (“FASB”) updated its guidance in ASC 855 (formerly SFAS No. 165) regarding subsequent events, establishing principles and requirements for subsequent events. In particular, ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This updated guidance is effective for interim periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative, nongovernmental, U.S. Generally Accepted Accounting Principles (“GAAP”) to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP or how the Company accounts for its transactions or the nature of related disclosures made; instead it is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded, and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company beginning with the quarter ended November 30, 2009 and did not have an impact on its financial condition or results of operations.

In June 2009, the FASB updated its guidance in ASC 810 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 is intended to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special- purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 810 to have an impact on the Company’s results of operations, financial condition or cash flows.

In October 2009, the FASB issued FASB Accounting Standards Update (“FASB ASU”) No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“FASB ASU 09-13”). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB ASC 605-25 (“Revenue Recognition-Multiple-Element Arrangements”). This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company is currently evaluating the impact FASB ASU 09-13 will have on our consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD–LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” (as defined in section 21E of the Securities Exchange Act of 1934) regarding the Company and its markets. These forward-looking statements involve a number of risks and uncertainties, including (1) changes in demand from customers, (2) changes in product or customer mix or revenues and in the level of operating expenses, (3) rapidly changing technologies and the Company's ability to respond thereto, (4) the impact of competitive products and pricing, (5) federal, state and local levels of educational spending, (6) the Company's ability to retain qualified personnel, (7) the Company’s ability to retain its distribution agreements in the College Preparation and Literacy markets, (8) the sufficiency of the Company’s copyright protection, and (9) the Company’s ability to continue to rely on the services of a third-party warehouse, and other factors disclosed below and throughout this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below, and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

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

	Jun - Aug	Sep - Nov	Dec - Feb	Mar - May
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Test Preparation, Assessment, and Instruction	29%	26%	21%	24%
College Preparation	66%	15%	6%	13%
Total Revenue (excluding Literacy revenue)	43%	22%	15%	20%

PRODUCT OVERVIEW

We are a leading publisher and distributor of supplemental instructional materials for the kindergarten through high school sector (K-12).  We design and produce materials in both print and electronic format, with a growing emphasis on Internet-based delivery. The materials are predominantly state-specific and standards-based, focused on state-required tests.  We also distribute college preparation products developed internally, and by other publishers, and literacy products developed by other publishers.

Test Preparation, Assessment, and Instruction Product Group

Test Preparation, Assessment
•
We create and sell print and web-based materials targeted to grades 1-12 to help students prepare for state proficiency tests. The Measuring Up® Test Preparation and Assessment print products are sold in eleven states. Measuring Up® is positioned as standards-based, state customized instruction and classroom assessment, designed to be an integral part of a school’s instructional program throughout the school year.

•
Measuring up ePath a web-based assessment product developed in conjunction with Cisco Learning Systems, has been rebranded and is now called ePath Assess and is part a multi-product suite called ePath Knowledge.  ePath Knowledge® is a series of three state customized online tools designed to meet unique needs of schools and districts.  ePath Assess provides formative assessment and ongoing progress-monitoring that allows educators to make data-driven decisions. ePath Discovery delivers immediate online standards-based instructional intervention for students.  Lastly, Practice Path provides an easy-to-use student-based interface for online standards and test-based skill building and practice.  The ePath Knowledge suite of tools provides educators with online options to best meet the needs of their students and teachers while providing state customized content for assessment and instruction.

Instruction
•
We have two product lines within this group: Focused Instruction and remedial and multicultural related materials. Focused Instruction materials provide standards–based, state-specific supplemental instruction on particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development.  Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force.  We continue to sell our backlist remedial and multicultural materials, but we are not investing in new development for these products.

College Preparation Product Group

We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers.  In addition to these distributed products, we also publish our own proprietary products for the college preparation market.  The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses. Distribution revenue consists of direct billings to customers, as well as commissions earned on sales generated by our marketing efforts, but billed directly by the college publishers.  Such sales, for which the commission rate varies, include purchases by schools through online bookstores and sales derived as a result of purchases made through state adoption contracts.

Literacy Product Group

In March 2009, we entered into exclusive sales and distribution agreements within the United States for specific products with three literacy publishers. These material include an extensive selection of leveled reading materials; high interest engaging resources for striving readers; series that integrate reading, science and social studies, and selections and strategies for students who are in the process of learning English.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2009 vs. Three Months Ended November 30, 2008

(Amounts in Thousands - Except Per Share Data)	Three Months Ended November 30,
	2009		2008
Revenue
Test Preparation, Assessment and Instruction	$4,907	67.2%	$6,090	73.6%
College Preparation	1,993	27.3%	2,189	26.4%
Literacy	405	5.5%	-	0.0%
Total Revenue	7,305	100.0%	8,279	100.0%

Cost of Revenue
Direct Costs	2,727	37.3%	3,102	37.5%
Prepublication Cost Amortization	1,328	18.2%	1,694	20.5%
Total Cost Of Revenue	4,055	55.5%	4,796	57.9%

Gross Profit	3,250	44.5%	3,483	42.1%

Selling, General and Administrative Expenses
Marketing and Selling	2,496	34.2%	2,571	31.1%
General and Administrative	1,144	15.7%	1,058	12.8%
Total Selling, General and Administrative Expenses	3,640	49.8%	3,629	43.8%

Operating Loss	(390)	-5.3%	(146)	-1.8%

Other Expenses, Net	3	0.0%	9	0.1%
Interest Expense	65	0.9%	208	2.5%
Loss Before Income Tax Benefit	(458)	-6.3%	(363)	-4.4%

Income Tax Benefit	(155)	-2.1%	(143)	-1.7%

Net Loss	$(303)	-4.2%	$(220)	-2.7%

Net Loss per Common Share:
Basic and Diluted	$(0.07)		$(0.05)

Overview

Due to economic conditions and the current status of state and federal economies, many schools are reacting to budgetary pressures and have been holding back or delaying orders.  These circumstances have had an adverse impact on our revenue for the period.  Net revenue for the quarter was $7.3 million, a decline of 11.8% from the same period in the prior year.  Test Preparation, Assessment, and Instruction revenue decreased 19.4% on a year-over-year basis while College Preparation revenue decreased 9.0%. Revenue for the quarter, generated by our new Literacy product group was $405,000. Net loss for the quarter was $303,000, an increase of $83,000 from the prior year.  Basic and diluted loss per common share for the quarter were ($0.07), compared to ($0.05) for the same period last year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the quarter was $4.9 million, compared to $6.1 million during the same period in the prior year. Test Preparation and Assessment revenue for the quarter was $4.4 million, a decrease of 17.9% from the prior year, while Instruction revenue was $0.5 million, a decrease of $0.2 million from the prior year.

College Preparation

College Preparation revenue for the quarter was $2.0 million, compared to $2.2 million during the same period in the prior year.   Revenue from the sale of products offered from the two major college publishers was $1.9 million, a decline of 8.5% from the prior year.  Revenue from our proprietary products and other distribution agreements was $119,000, a decline of $23,000 from the prior year.

Literacy

Revenue for this product group, which was launched in March 2009, was $405,000 for the quarter. These new products allow us to enter a market niche for which we previously did not have a product offering. In November 2009, we expanded our product offering by adding two new series from one of our existing literacy publishers.  In addition, we anticipate growing the number of products within this group initially through additional distribution agreements and in the future by in-house development.

COST OF REVENUE

Cost of revenue for the three months ended November 30, 2009 was $4.1 million (55.5% of revenue) compared to $4.8 million (58.0% of revenue) during the same period in the prior year.

Cost of revenue consists of two components: direct costs and amortization of prepublication costs.
Direct costs consist of (1) product cost, which includes paper, printing, and binding for proprietary print products and product purchases for nonproprietary products, (2) web-hosting fees for our electronic products, (3) royalties on proprietary products, and (4) warehousing and shipping costs for all non-electronic products.

•	Direct costs as a percentage of revenue were 37.3% for the quarter ended November 30, 2009, which was comparable to the prior year percentage of 37.5%.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books.  Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice.  For the three months ended November 30, 2009, we amortized $1.3 million of prepublication costs, a decrease of $366,000 from the prior year as a result of lower spending levels over the past three fiscal years.

MARKETING AND SELLING

Marketing and selling expenses for the quarter were $2.5 million, a decrease of $75,000 and 2.9% from the prior year. The expense as a percent of revenue increased from 31.1% in the prior year to 34.2% in the current period.

Marketing expenses within this category increased $74,000 for the quarter, primarily due to expenses associated with the Literacy product group which did not exist in the prior year.   Selling expenses within this category decreased $149,000 from the prior year primarily due to lower revenue. As a percentage of revenue, the expense increased from 19.5% in the prior year to 20.1%, primarily due to revenue mix.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter were $1.1 million, an increase of 8.1% on a year-over-year basis.  The increase is timing related, as the expense for the six months ended November 30, 2009 was 1.3% lower than the prior year.

INTEREST EXPENSE

Interest expense for the quarter was $65,000, compared to $208,000 for the same period in the prior year.  The change is due to lower average outstanding debt on a year-over-year basis and lower interest rates.  Included in interest expense was the fair value adjustment for our swap agreement, which for the quarter was $40,000 of income, compared to $37,000 of expense during the same period in the prior year.

Six Months Ended November 30, 2009 vs. Six Months Ended November 30, 2008

(Amounts in Thousands - Except Per Share Data)	Six Months Ended November 30,
	2009		2008
Revenue
Test Preparation, Assessment and Instruction	$11,173	50.7%	$12,741	52.5%
College Preparation	9,614	43.6%	11,535	47.5%
Literacy	1,267	5.7%	-	0.0%
Total Revenue	22,054	100.0%	24,276	100.0%

Cost of Revenue
Direct Costs	10,141	46.0%	11,509	47.4%
Prepublication Cost Amortization	2,728	12.4%	3,352	13.8%
Total Cost Of Revenue	12,869	58.4%	14,861	61.2%

Gross Profit	9,185	41.6%	9,415	38.8%

Selling, General and Administrative Expenses
Marketing and Selling	4,779	21.7%	4,817	19.8%
General and Administrative	2,371	10.8%	2,402	9.9%
Total Selling, General and Administrative Expenses	7,150	32.4%	7,219	29.7%

Operating Income	2,035	9.2%	2,196	9.0%

Other Expenses, Net	14	0.1%	17	0.1%
Interest Expense	160	0.7%	437	1.8%
Income Before Income Tax Expense	1,861	8.4%	1,742	7.2%

Income Tax Expense	703	3.2%	639	2.6%

Net Income	$1,158	5.3%	$1,103	4.5%

Net Income per Common Share:
Basic and Diluted	$0.26		$0.25

Overview

The six months ended November 30, 2009 was a challenging period. Due to economic conditions and the current status of state and federal economies, many schools are reacting to budgetary pressures and have been holding back or delaying orders.  These circumstances have had an adverse impact on our revenue for the period.  Net revenue for the six months period was $22.1 million, a decline of 9.2% from the same period in the prior year.  Test Preparation, Assessment, and Instruction revenue decreased 12.3% on a year-over-year basis while College Preparation revenue decreased 16.7%. These declines were offset by $1.3 million of revenue generated by our new Literacy product offering. Despite the overall shortfall in revenue, we were able to offset the revenue decline by reducing expenses, resulting in net income for the six month period  ended November 30, 2009  of $1.2 million, an increase of 5.0% over the prior year.  Basic and diluted earnings per common share for the period were $0.26, compared to $0.25 in the prior year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the six months ended November 30, 2009 was $11.2 million, a decline of 12.3% compared to the prior year. Test Preparation and Assessment revenue for the period was $9.7 million, a 12.5% decline from the prior year while Instruction revenue was $1.5 million, a decrease of $0.2 million on a year-over-year basis.

College Preparation

College Preparation revenue for the six months ended November 30, 2009 was $9.6 million, compared to $11.5 million during the same period in the prior year.  Revenue from the sale of products offered from the two major college publishers, which represents more than 90% of the total revenue within this product group, was $9.1 million, a decline of 16.6% compared to the prior year. Revenue from other distribution agreements and from our proprietary products was $531,000, a decline of $117,000 from the prior year.  Revenue for this product group is extremely seasonal; historically over 81% of the annual revenue is derived in the six months ended November 30th.

Literacy

Revenue for this product group, which was launched in March 2009, was $1.3 million for the six months ended November 30. 2009. These new products allow us to enter a market niche for which we previously did not have a product offering. In November 2009, we expanded our product offering by adding two new series from one of our existing literacy publishers. We expect to continue growing this product group by adding new products, initially through additional distribution agreements, and in the future by in-house development.

COST OF REVENUE

Cost of revenue for the six months ended November 30, 2009 was $12.9 million (58.4% of revenue) compared to $14.9 million (61.2% of revenue) during the same period in the prior year.

Cost of revenue consists of two components: direct costs and amortization of prepublication costs.
Direct costs consist of (1) product cost, which includes paper, printing, and binding for proprietary print products and product purchases for nonproprietary products, (2) web-hosting fees for our electronic products, (3) royalties on proprietary products, and (4) warehousing and shipping costs for all non-electronic products.

•
Direct costs as a percentage of revenue declined from 47.4% in the prior year to 46.0% in the current year.  The percentage decrease is primarily due to revenue mix, as College Preparation revenue for the period decreased from 47.5% of the total revenue in the prior year, to 43.6% in the current year.  College Preparation direct costs are substantially higher than the direct cost of our other products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books.  Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the six months ended November 30, 2009, we amortized $2.7 million of prepublication costs, a year-over-year decline of $624,000 due to lower spending levels over the past three fiscal years.

MARKETING AND SELLING

Marketing and selling expenses for the six months ended November 30, 2009 were $4.8 million which remained consistent with the prior year. As a percent of revenue, the expense increased from 19.8% in the prior year to 21.7% in the current year.

Marketing expenses within this category increased $155,000 for the period primarily due to expenses associated with the Literacy product group which did not exist in the prior year.  Selling expenses within this category decreased $192,000 from the prior year due primarily due to lower revenue.  As a percentage of revenue, selling expenses increased from 14.2% in the prior year to 14.7% due primarily to revenue mix.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six months ended November 30, 2009 were $2.4 million, a decrease of 1.3% over the prior year.

INTEREST EXPENSE

Interest expense for the six months ended November 30, 2009 was $160,000, a decrease of $277,000 compared to the same period in the prior year.  The decrease is due to lower interest rates and lower average outstanding debt on a year-over-year basis.  Included in interest expense was the fair value adjustment for our swap agreement, which for the six months ended November 30, 2009 was $79,000 of income, compared to $25,000 of expense during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended November 30, 2009 was $6.9 million.  Cash was primarily provided by our net income before depreciation, amortization and deferred income taxes, as well as decreases in accounts receivable, inventory and prepaid marketing expenses and an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $1.6 million, consisting primarily of prepublication cost expenditures of $1.5 million.  Prepublication expenditures for the six months ended November 30, 2009 were $1.2 million lower than the prior year. The decrease in expenditures is primarily related to timing, as we expect the full year expenditures to be comparable to the prior year expenditures of $4.8 million.

Net cash used in financing activities was $5.3 million, consisting of $4.2 million of net payments on our revolving line of credit and $1.0 million of payments on our term loan and capital leases.

We have a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.  The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA.  The average interest rates for the reporting periods ending November 30, 2009, May 31, 2009 and November 30, 2008 were 2.5%, 3.5% and 4.4%, respectively.  At November 30, 2009, $2.0 million was outstanding under this facility, and $8.0 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012.  The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $3.25 million of the $6.5 million outstanding at November 30, 2009.  In May 2007, we entered into a swap agreement to fix the interest rate on a portion of the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our funded debt to EBITDA ratio. After the three year period, the interest rate reverts back to a variable rate.  The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the six months ended November 30, 2009, we have recorded a credit to interest expense of $79,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are summarized in the footnotes to our financial statements included in our May 31, 2009 Form 10-K.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results may differ from these estimates under different assumptions and conditions.  Certain of the most critical estimates that require significant judgment are as follows:

Revenue Recognition and Allowance for Returns
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. On November 30, 2009, we had a returns valuation allowance of $758,000.  The allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns.  We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. Subscription based revenue on our electronic products is recognized prorata over the life of the subscription agreement.

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications.  The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows.  On November 30, 2009, we had an allowance against this asset of $159,000.  If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge may be necessary.

Allowance for Doubtful Accounts
Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a monthly review of all outstanding amounts. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at November 30, 2009 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory on hand for salability.  This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management.  Any slow-moving or non-salable inventory identified is reserved or written down at that time.  The reserve of $765,000 at November 30, 2009 is believed to be adequate to cover potential inventory loss exposure.

Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized. As of May 31, 2009, a valuation allowance has been provided in the amount of $700,000 related to the tax benefit of our available federal and state Net Operating Losses. The carrying value of the net deferred tax asset assumes that we will be able to generate sufficient taxable income in the future. We perform a comprehensive tax review quarterly, and if future levels of taxable income are not sufficient or fail to materialize in the near term, management will adjust the valuation allowance accordingly.

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
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended November 30, 2009, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock.  We did not repurchase any shares during the three months ended November 30, 2009.  At November 30, 2009, 83,768 shares remained that could be purchased under the plan or programs.  No share repurchase plan or program expired, or was terminated, during the period covered by this report.

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

Dated: January 14, 2010	PEOPLES EDUCATIONAL HOLDINGS, INC.

By: /s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer