Form 10-Q
period 2010-02-28
PEOPLES EDUCATIONAL HOLDINGS
filed 2010-04-08
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,462,202 shares of Common Stock (par value $0.02 per share) outstanding on April 2, 2010.

TABLE OF CONTENTS

Part I
Financial Information

Item 1. Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	February 28, 2010	May 31, 2009	February 28, 2009
ASSETS

Current Assets
Cash and Cash Equivalents	$95	$42	$33
Accounts Receivable, Net of Allowances for Doubtful Accounts and Returns	2,261	2,842	1,706
Inventory, Net	3,980	4,219	3,941
Prepaid Expenses and Other	357	323	370
Prepaid Marketing Expenses	443	862	964
Deferred Income Taxes	938	1,092	661
Total Current Assets	8,074	9,380	7,675

Equipment - At Cost, Less Accumulated Depreciation of $2,405, $2,241 and $2,215, respectively	272	387	446

Other Assets
Deferred Prepublication Costs, Net	11,991	13,466	13,826
Deferred Income Taxes	212	1,006	1,796
Trademarks, Net	189	170	191
Prepaid Expenses and Other	185	273	376
Prepaid Marketing Expenses	-	-	123
Total Other Assets	12,577	14,915	16,312

Total Assets	$20,923	$24,682	$24,433

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,000	$2,034	$2,045
Accounts Payable	3,322	3,998	2,830
Accrued Compensation	241	170	232
Other Accrued Expenses	444	855	294
Deferred Revenue	546	278	403
Total Current Liabilities	6,553	7,335	5,804

Long Term Obligations, Less Current Maturities	8,475	11,854	11,885

Total Liabilities	15,028	19,189	17,689

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,478,434 shares, for all periods	90	90	90
Additional Paid In Capital	8,105	8,060	8,042
Accumulated Deficit	(2,236)	(2,593)	(1,324)
Treasury Stock - 16,232 shares, at cost	(64)	(64)	(64)
Total Stockholders' Equity	5,895	5,493	6,744

Total Liabilities and Stockholders' Equity	$20,923	$24,682	$24,433

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

	2010	2009	2010	2009

Revenue, Net	$5,450	$5,204	$27,504	$29,481

Cost of Revenue
Direct Costs	1,809	1,733	11,950	13,242
Prepublication Cost Amortization	1,364	1,688	4,092	5,040
Total	3,173	3,421	16,042	18,282

Gross Profit	2,277	1,783	11,462	11,199

Selling, General and Administrative Expenses	3,398	3,146	10,548	10,366

Income (Loss) from Operations	(1,121)	(1,363)	914	833

Other Expenses, Net	11	2	25	18
Interest Expense	46	126	206	564

Income (Loss) Before Income Taxes	(1,178)	(1,491)	683	251

Income Tax Expense (Benefit)	(377)	(546)	326	93

Net Income (Loss)	$(801)	$(945)	$357	$158

Net Income (Loss) per Common Share:
Basic	$(0.18)	$(0.21)	$0.08	$0.04
Diluted	$(0.18)	$(0.21)	$0.08	$0.04

Weighted-average Number of Common Shares Outstanding:
Basic	4,462	4,457	4,462	4,455
Diluted	4,462	4,457	4,465	4,455

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Nine Months Ended
	February 28,
	2010	2009
Cash Flows From Operating Activities
Net Income	$357	$158
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	164	221
Amortization of Prepublication Costs and Intangible Assets	4,104	5,048
Stock-Based Compensation	45	30
Market Value Adjustment of Interest Rate Swap	(117)	36
Deferred Income Taxes	948	103
Changes in Assets and Liabilities
Accounts Receivable	581	1,958
Inventory	239	453
Prepaid Expenses and Other	54	(79)
Prepaid Marketing Expenses	419	237
Accounts Payable and Accrued Expenses	(1,016)	(2,144)
Deferred Revenue	268	(72)
Net Cash Provided By Operating Activities	6,046	5,949

Cash Flows From Investing Activities
Purchases of Equipment	(49)	(101)
Expenditures for Intangibles	(31)	(8)
Expenditures for Prepublication Costs	(2,617)	(3,666)
Net Cash Used In Investing Activities	(2,697)	(3,775)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(1,762)	(663)
Principal Payments On Long-Term Debt	(1,534)	(1,531)
Net Cash Used In Financing Activities	(3,296)	(2,194)

Net Increase (Decrease) in Cash and Cash Equivalents	53	(20)

Cash and Cash Equivalents
Beginning of Period	42	53
End of Period	$95	$33

Supplemental Cash Flow Information
Cash Payments for:
Interest	$382	$581

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented.  In preparing the accompanying unaudited condensed consolidated financial statements, management has evaluated subsequent events through April 8, 2010, the date of the issuance of these financial statements. The operating results for the three and nine month periods ended February 28, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2009.

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

NOTE 2 – Revenue Recognition and Accounts Receivable
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The Company recognizes subscription based revenue on its electronic products prorata over the life of the subscription agreement. The allowances for returns were as follows:

February 28, 2010	$619,000
May 31, 2009	$520,000
February 28, 2009	$625,000

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

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 3 – Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.  Due to the net losses for the three months ended February 28, 2010 and 2009, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. The dilutive effect of these additional shares for the nine months ended February 28, 2010 and 2009 was to increase the weighted average common shares outstanding by 2,558 and 222 shares, respectively.

NOTE 4 – Deferred Prepublication Costs
Deferred prepublication costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publications) using the straight-line method beginning on the in-stock date of the publication.  The activity in deferred prepublication costs is as follows for the periods presented:

(In Thousands)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Balances, Beginning	$12,233	$14,588	$13,466	$15,200
Prepublication Cost Additions	1,122	926	2,617	3,666
Amortization Expense	(1,364)	(1,688)	(4,092)	(5,040)
Balances, Ending	$11,991	$13,826	$11,991	$13,826

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

(In Thousands)

Remainder of fiscal year ending May 31, 2010	$1,301
Year ending May 31, 2011	4,731
Year ending May 31, 2012	3,136
Year ending May 31, 2013	1,657
Year ending May 31, 2014 and thereafter	1,166
$11,991

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

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

Prepaid marketing expenses are presented in the balance sheets as follows:

(In Thousands)
	February 28,	May 31,	February 28,
	2010	2009	2009
Total Prepaid Balance	$443	$862	$1,087
Less current portion	443	862	964
Long-term balance	$-	$-	$123

NOTE 6 – Financing Arrangements
The Company has a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.  The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. The average interest rates for the reporting periods ending February 28, 2010, May 31, 2009 and February 28, 2009 were 3.8%, 3.5% and 2.5%, respectively.  At February 28, 2010, $4.4 million was outstanding under this facility, and $5.6 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012.  The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $3.0 million of the $6.0 million outstanding at February 28, 2010.  In May 2007, the Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. After May 31, 2010, the interest rate reverts back to a variable rate. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the nine months ended February 28, 2010, The Company recorded a credit to interest expense of $117,000.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio.  These financial covenants also restrict the payment of dividends on the Company’s common stock. The Company is in compliance with all covenants at February 28, 2010.

NOTE 7 – Income Taxes
On a quarterly basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines the estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three and nine months ended February 28, 2010 and 2009 were approximately 37% for all periods.

The Company established a valuation allowance of $700,000 during the fiscal year ended May 31, 2009. As of February 28, 2010, there has been no change to the valuation allowance which had previously been provided related to the tax benefit of our available federal and state Net Operating Losses.

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

On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends to all businesses the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carryback net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. After considering the fiscal 2008 federal income tax return filed with the IRS and the expected fiscal 2009 net operating losses. The Company determined that it had a carryback of approximately $1.9 million of tax-basis net operating losses from fiscal 2008, which resulted in a refund of approximately $635,000. During the third quarter of fiscal 2010, the Company filed Form 1120X with the IRS and received the refund in February 2010. The Company’s deferred tax asset was reduced by the refund amount.

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

In June 2009, the FASB updated its guidance in ASC 810 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 is intended to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 810 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

SEASONALITY

The supplemental school publishing business is seasonal, cycling around the school year that runs from September through May. Typically, the major marketing campaigns, including mailings of new catalogs and focused sales efforts, begin in September when schools reopen. General marketing efforts, including additional sales and marketing campaigns, catalog mailings, and complimentary copies, continue throughout the school year.

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

•
Measuring up ePath, a web-based assessment product developed in conjunction with Cisco Learning Systems, has been rebranded and is now called ePath Assess and is part of a multi-product suite called ePath Knowledge.  ePath Knowledge® is a series of three, state customized online tools designed to meet unique needs of schools and districts.  ePath Assess provides formative assessment and ongoing progress-monitoring that allows educators to make data-driven decisions. ePath Discovery delivers immediate online standards-based instructional intervention for students.  Lastly, Practice Path provides an easy-to-use student-based interface for online standards and test-based skill building and practice.  The ePath Knowledge suite of tools provides educators with online options to best meet the needs of their students and teachers while providing state customized content for assessment and instruction.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2010 vs. Three Months Ended February 28, 2009

(Amounts in Thousands - Except Per Share Data)	Three Months Ended February 28,
	2010		2009
Revenue
Test Preparation, Assessment and Instruction	$4,350	79.8%	$4,398	84.5%
College Preparation	521	9.6%	806	15.5%
Literacy	579	10.6%	-	0.0%
Total Revenue	5,450	100.0%	5,204	100.0%

Cost of Revenue
Direct Costs	1,809	33.2%	1,733	33.3%
Prepublication Cost Amortization	1,364	25.0%	1,688	32.4%
Total Cost Of Revenue	3,173	58.2%	3,421	65.7%

Gross Profit	2,277	41.8%	1,783	34.3%

Selling, General and Administrative Expenses
Marketing and Selling	2,330	42.8%	2,061	39.6%
General and Administrative	1,068	19.6%	1,085	20.8%
Total Selling, General and Administrative Expenses	3,398	62.3%	3,146	60.5%

Operating Loss	(1,121)	-20.6%	(1,363)	-26.2%

Other Expenses, Net	11	0.2%	2	0.0%
Interest Expense	46	0.8%	126	2.4%
Loss Before Income Tax Benefit	(1,178)	-21.6%	(1,491)	-28.7%

Income Tax Benefit	(377)	-6.9%	(546)	-10.5%

Net Loss	$(801)	-14.7%	$(945)	-18.2%

Net Loss per Common Share:
Basic and Diluted	$(0.18)		$(0.21)

Overview

Net revenue for the quarter was $5.5 million, an increase of 4.7% from the same period in the prior year.  Test Preparation, Assessment, and Instruction revenue decreased 1.1% on a year-over-year basis while College Preparation revenue decreased 35.4%. Revenue for the quarter, generated by our new Literacy product group was $579,000. Net loss for the quarter was $801,000, as compared to $945,000 in the prior year.  Basic and diluted loss per common share for the quarter were ($0.18), compared to ($0.21) for the same period last year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the quarter was $4.4 million, for both the current and prior year. Test Preparation and Assessment revenue for the quarter was $3.9 million, an increase of 5.2% from the prior year, while Instruction revenue was $0.4 million, a year-over-year decline of $0.2 million.

College Preparation

College Preparation revenue for the quarter was $0.5 million, compared to $0.8 million during the same period in the prior year.   Revenue from the sale of products offered from the two major college publishers was $.4 million, a decline of 38.9% from the prior year.  Revenue from our proprietary products and other distribution agreements was $73,000, an increase of 5.5% from the prior year. Revenue for this product group is extremely seasonal; historically approximately 6% of the annual revenue is derived in the period.

Literacy

Revenue for this product group, which was launched in March 2009, was $579,000 for the quarter. These new products allow us to enter a market niche for which we previously did not have a product offering. In November 2009, we expanded our product offering by adding two new series from one of our existing literacy publishers.  In addition, we anticipate growing the number of products within this group, initially through additional distribution agreements, and in the future by in-house development.

COST OF REVENUE

Cost of revenue for the quarter was $3.2 million (58.2% of revenue) compared to $3.4 million (65.7% of revenue) during the same period in the prior year.

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

•	Direct costs as a percentage of revenue for the quarter were 33.2%, which was comparable to the prior year percentage of 33.3%.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books.  Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice.  For the quarter, we amortized $1.4 million of prepublication costs, a decrease of $0.3 million and 19.2% from the prior year as a result of lower spending levels over the past three fiscal years.

MARKETING AND SELLING

Marketing and selling expenses for the quarter were $2.3 million, an increase of $0.3 million and 13.1% from the prior year. The expense as a percent of revenue increased from 39.6% in the prior year to 42.8% in the current period.

Marketing expenses within this category increased $104,000 for the quarter, primarily due to expenses associated with the Literacy product group which did not exist in the prior year.   Selling expenses within this category increased $166,000 from the prior year primarily due to expenses attributed to our Literacy product group. As a percentage of revenue, the expense increased from 23.8% in the prior year to 25.7%, primarily due to expenses associated with the Literacy revenue.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter were $1.1 million, a decrease of 1.6% on a year-over-year basis.  The decrease is due to overall cost containment efforts.

INTEREST EXPENSE

Interest expense for the quarter was $46,000, compared to $126,000 for the same period in the prior year.  The change is due to lower average outstanding debt on a year-over-year basis and lower interest rates.  Included in interest expense was the fair value adjustment for our swap agreement, which for the quarter was $38,000 of income, compared to $11,000 of expense during the same period in the prior year.

Nine Months Ended February 28, 2010 vs. Nine Months Ended February 28, 2009

(Amounts in Thousands - Except Per Share Data)	Nine Months Ended February 28,
	2010		2009
Revenue
Test Preparation, Assessment and Instruction	$15,523	56.4%	$17,140	58.1%
College Preparation	10,135	36.8%	12,341	41.9%
Literacy	1,846	6.7%	-	0.0%
Total Revenue	27,504	100.0%	29,481	100.0%

Cost of Revenue
Direct Costs	11,950	43.4%	13,242	44.9%
Prepublication Cost Amortization	4,092	14.9%	5,040	17.1%
Total Cost Of Revenue	16,042	58.3%	18,282	62.0%

Gross Profit	11,462	41.7%	11,199	38.0%

Selling, General and Administrative Expenses
Marketing and Selling	7,109	25.8%	6,879	23.3%
General and Administrative	3,439	12.5%	3,487	11.8%
Total Selling, General and Administrative Expenses	10,548	38.4%	10,366	35.2%

Operating Income	914	3.3%	833	2.8%

Other Expenses, Net	25	0.1%	18	0.1%
Interest Expense	206	0.7%	564	1.9%
Income Before Income Tax Expense	683	2.5%	251	0.9%

Income Tax Expense	326	1.2%	93	0.3%

Net Income	$357	1.3%	$158	0.5%

Net Income per Common Share:
Basic and Diluted	$0.08		$0.04

Overview

Year to date net revenue declined 6.7% on a year-over-year basis due to an overall decline in educational spending, as a result of state and local budgetary issues.    Test Preparation, Assessment, and Instruction revenue decreased 9.4% while College Preparation revenue decreased 17.9%. These declines were offset by $1.8 million of revenue generated by our new Literacy product offering. Despite the overall shortfall in revenue, we were able to offset the revenue decline by reducing expenses, resulting in net income for the period of $357,000, an improvement of $200,000 and 126% over the prior year.  Basic and diluted earnings per common share for the period were $0.08, compared to $0.04 in the prior year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the nine months ended February 28, 2010 was $15.5 million, a decline of 9.4% compared to the prior year. Test Preparation and Assessment revenue for the period was $13.6 million, an 8% decline from the prior year while Instruction revenue was $1.9 million, a year-over-year decrease of $0.4 million.

College Preparation

College Preparation revenue for the nine month period was $10.1 million, compared to $12.3 million during the same period in the prior year.  Revenue from the sale of products offered from the two major college publishers, which represents more than 90% of the total revenue within this product group, was $9.5 million, a decline of 18.0% compared to the prior year. Revenue from other distribution agreements and from our proprietary products was $0.6 million, a decline of $0.1 million, from the prior year.

Literacy

Revenue for this product group, which was launched in March 2009, was $1.8 million for the period. These new products allow us to enter a market niche for which we previously did not have a product offering. In November 2009, we expanded our product offering by adding two new series from one of our existing literacy publishers. We expect to continue growing this product group by adding new products, initially through additional distribution agreements, and in the future by in-house development.

COST OF REVENUE

Cost of revenue for the period was $16.0 million (58.3% of revenue) compared to $18.3 million (62.0% of revenue) during the same period in the prior year.

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

•
Direct costs as a percentage of revenue declined from 44.9% in the prior year to 43.4% in the current year.  The percentage decrease is primarily due to revenue mix, as College Preparation revenue for the period decreased from 41.9% of the total revenue in the prior year to 36.8% in the current year.  College Preparation direct costs are substantially higher than the direct cost of our other products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books.  Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the period, we amortized $4.1 million of prepublication costs, a year-over-year decline of $0.9 million due to lower spending levels over the past three fiscal years.

MARKETING AND SELLING

Marketing and selling expenses for the period were $7.1 million compared to $6.9 million during the same period in the prior year. As a percent of revenue, the expense increased from 23.3% in the prior year to 25.8% in the current year.

Marketing expenses within this category increased $259,000 for the period primarily due to expenses associated with the Literacy product group which did not exist in the prior year.  Selling expenses within this category decreased $28,000 from the prior year, primarily due to the revenue mix.  As a percentage of revenue, selling expenses increased from 15.9% in the prior year to 16.9% due primarily to revenue mix.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the period were $3.4 million, a decrease of 1.4% over the prior year. The decrease is due to overall cost containment efforts.

INTEREST EXPENSE

Interest expense for the period was $206,000, a decrease of $358,000 compared to the same period in the prior year.  The decrease is due to lower interest rates and lower average outstanding debt on a year-over-year basis.  Included in interest expense was the fair value adjustment for our swap agreement, which for the period was $117,000 of income, compared to $36,000 of expense during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended February 28, 2010 was $6.0 million.  Cash was primarily provided by our net income before depreciation, amortization and deferred income taxes, as well as decreases in accounts receivable, inventory and prepaid marketing expenses and an increase in deferred revenue offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $2.7 million, consisting primarily of prepublication expenditures of $2.6 million.  Prepublication expenditures for the period were $1.1 million lower than the prior year. The decrease in expenditures is primarily related to timing, as we expect the full year expenditures to be comparable to the prior year expenditures of $4.8 million.

Net cash used in financing activities was $3.3 million, consisting of $1.8 million of net payments on our revolving line of credit and $1.5 million of payments on our term loan and capital leases.

We have a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.  The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA.  The average interest rates for the reporting periods ending February 28, 2010, May 31, 2009 and February 28, 2009 were 3.8%, 3.5% and 2.5%, respectively.  At February 28, 2010, $4.4 million was outstanding under this facility, and $5.6 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012.  The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $3.0 million of the $6.0 million outstanding at February 28, 2010.  In May 2007, we entered into a swap agreement to fix the interest rate on a portion of the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our funded debt to EBITDA ratio. After May 31, 2010, the interest rate reverts back to a variable rate.  The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the nine months ended February 28, 2010, we have recorded a credit to interest expense of $117,000.

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

Revenue Recognition and Allowance for Returns
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. On February 28, 2010, we had a returns valuation allowance of $619,000.  The allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns.  We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. Subscription based revenue on our electronic products is recognized prorata over the life of the subscription agreement.

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications.  The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows.  On February 28, 2010, we had an allowance against this asset of $159,000.  If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge may be necessary.

Allowance for Doubtful Accounts
Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a monthly review of all outstanding amounts. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $40,000 at February 28, 2010 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory on hand for salability.  This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management.  Any slow-moving or non-salable inventory identified is reserved or written down at that time.  The reserve of $880,000 at February 28, 2010 is believed to be adequate to cover potential inventory loss exposure.

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
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2010, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock.  We did not repurchase any shares during the three months ended February 28, 2010.  At February 28, 2010, 83,768 shares remained that could be purchased under the plan or programs.  No share repurchase plan or program expired, or was terminated, during the period covered by this report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 14, 2010, the Company held its Annual Meeting of Stockholders.  At the meeting, the following persons were elected to the Company's Board of Directors:

	Votes For	Votes Withheld
G. Thomas Ahern	3,125,608	250
Brian T. Beckwith	3,125,608	250
John C. Bergstrom	3,125,608	250
Richard J. Casabonne	3,125,608	250
Anton J. Christianson	3,125,608	250
James P. Dolan	3,125,608	250
Diane M. Miller	3,125,608	250
James J. Peoples	3,125,608	250

The appointment of Rothstein Kass & Company P.C., as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2010, was ratified by the stockholders, with 3,487,626 votes for, 5,500 votes against, and 5,058 votes abstaining.

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

Dated: April 8, 2010	PEOPLES EDUCATIONAL HOLDINGS, INC.

By: /s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer