Form 10-K
period 2010-05-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2010-08-09
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2010

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
☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,440,111

The number of shares outstanding of the issuer's common stock on August 02, 2010 was 4,465,202.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

OVERVIEW AND COMPANY HISTORY

Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), develops and sells its own proprietary print and digital education products, which are predominantly state-specific and standards-based, focused on state-required tests. We also distribute other publishers’ products. Historically our products were organized into two product groups, one designated as Test Preparation, Assessment, and Instruction, and the other as College Preparation. In March 2009 we added a third product group, Literacy, as we entered into exclusive distribution agreements with three publishers to distribute their Literacy products in the United States. The Test Preparation, Assessment, and Instruction materials are almost exclusively proprietary products, while the College Preparation materials are mainly nonproprietary products accompanied by a growing number of proprietary titles. The Literacy products are exclusively nonproprietary. Marketing channels include Company and independent sales representatives, telemarketing, direct mail, and catalogs. Throughout this document PE and PEH will be collectively referred to as “we,” “our,” and “the Company.”

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

Test Preparation, Assessment, and Instruction Product Group
•
Test Preparation and Assessment: We create and sell state-customized print and digital test preparation and assessment materials that help teachers prepare students for success in school and for required state proficiency tests, grades 1–12.

•
Instruction: We produce and sell proprietary state-customized print worktexts and print and web-based delivered assessments, for grades 1-8. These products provide students with in-depth instruction and practice in reading, language arts, and mathematics. In addition, our backlist remedial and multicultural products are included in this group.

College Preparation Product Group
•
We distribute and publish instructional materials that meet the required academic standards for high school honors, college preparation, and Advanced Placement courses. We are the exclusive high school distributor for two major college publishers. We also publish our own proprietary college preparation supplements and ancillary materials. These products do not compete with the products that we distribute for the two major college publishers.

Literacy Product Group
•
We distribute for three publishers, on an exclusive basis in the United States, supplemental literacy materials for grades K–8. These materials include an extensive selection of leveled reading materials; high-interest, engaging resources for striving readers; series that integrate reading, science, and social studies; and selections and strategies for students who are in the process of learning English.

The Company is located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is (201) 712-0090. The website is www.peopleseducation.com. The contents of our website are not part of or incorporated into this report.

INDUSTRY BACKGROUND

School Enrollment
The National Center for Education Statistics (NCES) forecasts record public school enrollment through 2018. The fall 2011 public school enrollment is estimated at 50 million students, and a small but steady annual growth is projected through 2018, when elementary and secondary enrollments are expected to increase to 53.9 million students. School publishers have shifted marketing and selling resources to meet changes in regional enrollments. For example, between 2000–2009 the South and the West enrollments increased by 2.0 million and 1.0 million students, respectively. During the same period the Midwest and Northeast school enrollments decreased slightly. The most recent NCES estimate has K–12 private school enrollment at 6.1 million students (estimated 2008 enrollment) growing to 6.4 million students by 2014. Rising immigration and the baby boom echo that began in the mid-1970s and peaked in 1990 are boosting school enrollments. As school enrollments grow, the unit sales of instructional materials are also expected to increase.

Educational Funding
The relationship between state and local school funding has been shifting over the last 30 years, with local funding decreasing to 43.9% and state funding rising to 47.6%. Federal funds for schools have grown to 8.5% (National Center for Education Statistics, 2008).

Fiscal 2010 presented the most difficult financial challenge for state governments since the Great Depression, and fiscal 2011 is expected to bring more of the same. The severe national recession, while showing signs of ending, has drastically reduced tax revenues from every source. Historically, state revenues lag behind any national economic recovery, so state revenues will continue to be negatively affected throughout fiscal years 2011 and 2012.

According to the June 2010 Fiscal Survey of States, in fiscal 2010, 40 states made midyear budget cuts totaling $22 billion. This is a slight improvement over fiscal 2009, when 43 states reduced enacted budgets by $31.3 billion, but is still a significant increase in budget reductions from the 13 states that had to reduce their enacted budgets in fiscal 2008, and the three states that reduced their enacted budgets during 2007. Overall in fiscal 2011, general fund expenditures are projected to rise 3.6% over fiscal 2010 but will remain well below pre-recession levels, and 13 states recommend lower general fund expenditures in fiscal 2011 compared to fiscal 2010.  For K–12 educational funding specifically, in fiscal 2010, 34 states made cuts to K–12 expenditures totaling $5.46 billion, and 31 states have proposed cuts to K–12 spending for fiscal 2011. Unlike the federal government, states can’t run deficit budgets so legislators continue to seek new revenue sources and struggle with the increased costs of health care and education, the two largest expenditures in the states’ general fund budgets.

The federal 2010 budget, which began October 1, 2009, included discretionary educational spending of $46.2 billion, an increase of 2% over the prior year. The 2011 federal education budget includes $49.7 billion for the Department of Education’s discretionary programs, an increase of $3.5 billion or 7.5% over 2010. The $3.5 billion increase includes $3 billion additional competitive funding for the Elementary and Secondary Education Act (ESEA), the largest increase ever requested for programs under the 1965 law.

Elementary and Secondary Education Act (currently NCLB)/Common Core Standards
In 2001, the ESEA was reauthorized and became known to all as No Child Left Behind (NCLB). Under NCLB, states are required to establish rigorous, state-wide academic standards in reading, mathematics, and science for students in grades 3–8 and in high school. States are also required to conduct assessments to determine if these standards are being met on an annual basis. The 2005–2006 school year marked the first year that all states were required to have annual reading and mathematics tests in grades 3 through 8, and once during the span of grades 10 through 12. In the 2007–2008 school year, all states were required to test science three times in a student’s career, at the elementary, middle, and high school levels.

Within the 2011 fiscal year budget proposal, the Obama administration recommended some significant changes to the reauthorization of ESEA. One significant change is to replace the accountability system under NCLB with a new system that has a goal to help all students graduate high school and be college and career ready. President Obama’s proposal eliminates the NCLB mandate that all students be proficient in reading and math by 2014, and replaces it with performance targets through 2020, with the goal that all students will be college and career ready by this time. States came together to develop new college and career ready Common Core State Standards (CCSS) over the past year, and they are now finalized. Beginning in 2015, formula funds for assessments will only be available to states that implement common assessments based on these new standards. Another significant change is to reward excellence with federal funds, based on competition and performance.

Early in 2009, Congress passed the American Recovery and Reinvestment Act (ARRA), better known as the stimulus act, which provides more than $64 billion of federal funds for the Department of Education. The majority of this funding was delivered to states between April 2009 and spring of 2010. There remains about $3.2 billion in unobligated funds, including $1.4 billion for Title I.

Under ARRA, $4.35 billion was allocated for Race to the Top. States applied for this funding and needed to agree to certain conditions that are aligned to the ESEA reauthorization, such as adopting the new Common Core State Standards and meeting annual performance targets. President Obama’s 2011 fiscal year budget proposal includes an additional $1.35 billion in Race to the Top funds.

Within the requirements for Race to the Top, states must agree to adopt and implement a set of CCSS. The standards development initiative is led by the National Governors Association (NGA) and the Council of Chief State School Officers in partnership with Achieve, ACT, and the College Board. The CCSS have been finalized as of June 2010 and states competing in Race to the Top have until August 2, 2010 to adopt them. These standards are clearer, fewer, and higher than most states’ current standards. They lay the groundwork for children to live and compete in today’s global world. They are high quality, consistent, evidence based, and aligned with college and work expectations.

The adoption of the CCSS is voluntary for states; however, the majority are agreeing to adopt them in some manner. States choosing to adopt the CCSS have agreed that the common core will represent at least 85% of the state’s standards in mathematics and English language arts. States must adopt the CCSS in their entirety, but they can add 15% state specificity as needed.

In considering the states in which we publish, some have adopted or will likely adopt the CCSS and potentially will add 15% state specificity, such as Arizona, California, Florida, Georgia, and New York. Other states such as Ohio and New Jersey have wholeheartedly adopted the CCSS and will NOT add their own 15% specificity. Texas and Virginia have chosen not to participate in the Race to the Top and will not adopt the CCSS.

Even with some uncertainty, our materials can be positioned to support the changes and continue to help students succeed to new and more rigorous standards. Our strategy has been, and will continue to be one that will meet the needs of each state by providing quality materials that help all students succeed, are price sensitive, and can meet a variety of needs. Our development process begins with research to understand the needs of individual states and then developing materials to help those students learn and achieve mastery of the adopted standards. Timing will be critical; as will understanding not only when the state adopts the CCSS, but when and how they will be implemented in the classroom. Also, the new assessment that will test the CCSS will not be fully operational until 2014–2015, so our current books will meet the needs of the students who are preparing for the test that is in place now.

Supplementary Materials Market

The K–12 instructional materials market, including instructional materials (textbooks and supplements), technology products (hardware, software, and internet), and other which includes trade books, book clubs/fairs, periodicals and tests, totaled $15.9 billion in sales in the 2008–2009 school year. It is projected that sales in 2009–2010 will be approximately $16.4 billion, a 3.3% increase compared to the prior year (Education Market Research (EMR), 2010). The supplemental instructional materials are estimated to be at $3.2 billion in 2008, which represents a 6.9% decline (EMR, 2010). When respondents from the EMR study were asked about sales forecast and confidence level for 2009, the most frequent response was a decrease of 15% (21.7%), and the majority predicted some level of sales decline in 2009 (53.8%). Respondents were also asked about the impact to the ARRA stimulus funding, and most (68.6%) said they experienced no positive effect. Most of the respondents (58.9%) indicated that their volume of sales orders had decreased in the first half of 2009 compared to the same period in 2008.

We believe that the supplemental market revenue performance will continue to reflect the economic environment, but see an upside to the market as schools unify print and technology tools to pursue remediation, intervention, test preparation, and formative instruction.

Test Preparation, Assessment, and Instruction Market
As required by law, all states have developed state content standards and high-stakes state tests (tests that have major consequences or are used as the basis for promotion or graduation). State standards are not static, and the states frequently adjust and upgrade their standards. No states have identical standards, and there are significant differences from state to state in both content standards and the tests used to assess student proficiency.

We develop and sell Test Preparation materials in language arts, reading, mathematics, science, and social studies and offer both instructional worktexts and print assessments (Diagnostic Practice Tests). Our Test Preparation books are 100% customized for each state. In practice, this means that no two of our Test Preparation books are identical. State-specific customization, along with the thoroughness and quality of our Test Preparation materials, provide us with a unique sales and marketing position.

Like our Test Preparation products, our Assessment products are also customized for each state. The Assessment materials are also available in digital form. Launched this year, ePath Knowledge™ offers a suite of online tools for educators and students. ePath Assess™, formerly Measuring Up e-Path®, offers both formative and summative assessments and progress monitoring. Recently launched this past fall (2009), ePath Discovery™ (only available in Texas and California) offers online instruction that ultimately takes our worktexts and offers a digital version with interactive elements. Also launched this past fall (2009), Practice Path™ provides skill practice and test preparation that levels the content based on the student’s performance. Our programs allow teachers to review data and to make instructional decisions that focus a student’s learning on the areas that need the most attention. They allow teachers to differentiate instruction as described in the Response to Intervention (RTI) requirement of the Individuals with Disabilities Education Act (IDEA).

Our Focused Instruction materials are also customized to meet specific state standards. Test preparation has a valuable place in the school, but student instruction is considerably more than just test preparation. Our Focused Instruction products are state-specific, standards-based materials that are used by teachers to deliver explicit, in-depth instruction in the skills and strategies essential to student proficiency in reading comprehension, critical reading, basic mathematics skills, mathematics problem solving, and vocabulary development. We also offer intervention kits, which integrate a variety of our Focused Instruction materials and provide a guide that specifically outlines what to do on each day and what materials/lessons to use. These kits are a great solution to intervention programs that are offered during the school day as well as Saturday programs and for summer school. Online tests support Focused Instruction materials, providing both formative assessment and targeted assessment.

The accountability pressure NCLB placed on schools to make Adequate Yearly Progress (AYP) has created a public window into our schools that is unprecedented. Aligning standards with classroom instruction and holding schools accountable has been permanently imprinted in our schools. The accountability pressure will continue to fuel the market demand for supplemental test preparation, assessment, and instruction materials like those produced and sold by the Company. A recent survey of the K–12 test preparation market by EMR (2010) reported that 76.3% of the respondents use test preparation materials, and of those respondents, 62.3% purchase test preparation materials from commercial vendors. We believe that state-specific test preparation, assessment, and instruction materials will continue to be a strong niche in the supplementary market. As such, schools and school districts are expected to aggressively purchase these materials.

In 2008, sales of test preparation materials declined by 2.4% and online/digital content increased by 24.9% (EMR, 2010). Also noted, the vast majority of respondents use some type of formative assessment. The primary purposes for using formative assessment are to identify students who need additional assistance (61.6%), prepare students for state/standardized tests (60.5%), provide diagnostic information to promote targeted instruction (55.7%), track students’ progress as they move towards proficiency (51.8%), and provide an early indicator or a predictive score in NCLB testing grades (15.6%). Our instructional worktexts, assessments, and online systems support the need of formative assessment.

Literacy Market
Our newest product niche for the Company, Literacy, launched in March 2009 and it serves the K–8 supplemental literacy market with a comprehensive selection of research-based, cross-curricular leveled reading materials. All products support the requirements of the NCLB legislation, target specific learning objectives to achieve adequate yearly progress (AYP), and provide teachers with the ability to differentiate instruction as described in the RTI requirement of the IDEA.

The unprecedented pressure on schools to show AYP for all students has increased the need for schools to use materials that are aligned closely with students needs. The Literacy product line includes an extensive selection of leveled reading materials that provide teachers with the ability to differentiate instruction to meet individual student needs. Teacher resources are built upon researched-based effective practices, while assessment products provide tools for measuring and monitoring student achievement.

A recent survey done by EMR (2010) reported that a significant number of respondents (62.9%) used leveled reading books and 29.6% of the respondents who are currently using basal reading programs (hardcover textbooks used in classrooms) feel the most important improvement to their current program is more leveled reading books. We believe that the increased accountability for improving student performance aligns our products with this strong segment of the supplementary market.

College Preparation Market
College Preparation materials are used in high school Advanced Placement (AP), honors, and college preparation courses. Several factors support optimistic funding predictions for the growth of college preparation instructional materials, including competitive college entrance requirements and strong annual growth in the number of students taking the AP examinations.

According to the College Board, the total number of AP test takers increased at an annual compound growth rate of over 10% from 1997 to 2009, rising from 0.9 million tests taken in 1997 to 2.9 million in 2009. In 2009, students from 17,374 secondary schools took AP examinations. These schools offer, on average, eight different AP courses from which their students can choose.

The College Board offers AP exams in 30 content areas. High scores on the AP examinations add to a school’s prestige and recognition as a quality school. Most colleges and universities in the United States, as well as in 30 countries, recognize AP examination results in the admission process as a sign of a student’s ability to succeed in rigorous curricula. As the College Preparation market has grown, it has become increasingly competitive. We have responded to this competition by increasing marketing, adding inside and outside sales representatives, and utilizing sales and market data to guide our business decisions.

PRODUCTS

We are a leading publisher and distributor of supplemental instructional materials for the kindergarten through high school sector (K–12). We design and produce materials in both print and digital formats, with a growing emphasis on Internet-based delivery. The materials are predominantly state-specific and standards-based, focused on state-required tests. We also distribute college preparation products developed internally, and by other publishers, and literacy products developed by other publishers.

We operate as one business segment, with three product groups.

Test Preparation, Assessment, and Instruction Product Group

Test Preparation, Assessment
•
We create and sell print and digital products targeted to grades 1-12 to help students prepare for state proficiency tests. The Measuring Up® Test Preparation and Assessment print products are sold in eleven states. Measuring Up® is positioned as standards-based, state customized instruction and classroom assessment, designed to be an integral part of a school’s instructional program throughout the school year.

•
ePath Knowledge™ is a suite of online tools designed to meet unique needs of schools and districts. Our first offering, ePath Assess™, formerly Measuring Up e-Path® was developed in conjunction with Cisco Learning Systems.  ePath Assess™ provides formative assessment and ongoing progress-monitoring that allows educators to make data-driven decisions. ePath Discovery™ delivers immediate online standards-based instructional intervention for students. Lastly, Practice Path™ provides an easy-to-use student-based interface for online standards and test-based skill building and practice. The ePath Knowledge™ suite of tools provides educators with online options to best meet the needs of their students and teachers, while providing state customized content for assessment and instruction.

Instruction
•
We have two product lines within this group: Focused Instruction and remedial and multicultural related materials. Focused Instruction materials provide standards-based, state-specific supplemental instruction in particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial and multicultural materials, but we are not investing in new development for these products.

Our Test Preparation, Assessment, and Instruction products are primarily proprietary, and management believes this niche will continue to be our fastest growth area in the future. The Test Preparation, Assessment, and Instruction market is highly competitive, and we expect our competitors to pursue similar development and expansion efforts.

Revenue from the Test Preparation, Assessment, and Instruction product group as a percentage of total revenue was as follows:

Year Ended May 31, 2010	58%
Year Ended May 31, 2009	61%

College Preparation Product Group

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

The loss of either major college publisher distribution agreement would have a material adverse effect on our revenue and operations. One of the agreements has been in place for 20 years and expires in December 2012. The other agreement has been in place for 14 years and expires in September 2011.

Revenue from the College Preparation product group, as a percentage of total revenue, was as follows:

Year Ended May 31, 2010	35%
Year Ended May 31, 2009	38%

Literacy Product Group

In March 2009 we entered into exclusive sales and distribution agreements within the United States for specific products from three publishers. These materials include an extensive selection of leveled reading materials; high-interest engaging resources for striving readers; series that integrate reading, science, and social studies; and selections and strategies for students who are in the process of learning English. Revenue from the Literacy product group, as a percentage of total revenue, was as follows:

Year Ended May 31, 2010	7%
Year Ended May 31, 2009	1%

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

Once conceived, a product proposal is circulated to the management group for input. Depending on their input and additional market research, the proposal will go forward or be terminated. A pro forma financial statement is prepared to aid in determining whether the new title is desirable for publication. We believe we have excellent relationships with our authors, including many well-known names in the education field.

All printing is contracted to outside vendors by competitive bidding. All printers utilized by us are located in the United States, with the exception of the occasional use of a printer in Canada. We do not rely on the services of any one printer.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Product Development.”

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

Integrated Catalog/Inside and Outside Sales Model
In the 2009–2010 school year, approximately 273,000 copies of thirty-seven catalogs and approximately 100,000 copies of forty print promotional and direct mail pieces reached our various market niches. Catalogs and other direct mail pieces are mailed to internally maintained house lists and other appropriate contact individuals at K–12 schools and district sites throughout the United States. In the same school year, approximately 200 electronic mailings, sent via e-mail (e-blasts), were deployed that targeted about 1.9 million K–12 educators.

Web Site
Our Web site (located at www.peopleseducation.com) is primarily used as a sales and marketing tool that offers product information. The site also includes additional resources for teachers, including state-specific links, sample lessons, and research information. This past year we also launched a new site for our digital products, which is located at www.epathknowledge.com. Our Literacy brand can be found at www.BrightpointLiteracy.com. Lastly, our College Preparation materials can be found at www.PeoplesCollegePrep.com.

Sales Representatives
We utilize the services of outside independent sales representatives, outside salaried field representatives, and inside sales representatives to sell our products. We plan to continue using this sales organization structure in the future.

Warehouse and Distribution
During fiscal year 2010, we outsourced warehousing and distribution/shipping services to two separate third party warehouse and distribution companies - one located in Wayne, NJ and the other in Independence, KY. The Wayne, NJ facility warehouses and ships all products within the Test Preparation, Assessment, and Instruction product group, the proprietary products from the College Preparation product group and select titles within the Literacy product group.  The Independence KY facility warehouses and ships only products within the Literacy product group.  In fiscal 2009 we also utilized the services of an additional third party warehouse and distribution company located in Brooklyn, NY.  Orders for nonproprietary College Preparation materials are billed by us and drop shipped by the college publishers to our customers. We operate and maintain our own internal data processing system; however, the services that the warehouse and distribution companies provide are significant to our operations.

COMPETITION

We face competition in each of our three product groups. The competitive landscape for each product group is as follows.

Test Preparation, Assessment, and Instruction Product Group
Our Test Preparation, Assessment and Instruction products compete among a variety of companies that offer print and online learning tools.  Schools and districts will purchase supplemental materials from a variety of companies to meet their standards-based and test preparation needs.  Our competitors offer the following:
•	Supplemental standards-based instructional materials that are offered in print and/or digital formats
•	Supplemental test preparation materials that are offered in print and/or digital formats
•	Supplemental instructional materials that support intervention and remediation in print and/or digital formats
•	Formative and short cycle assessments that are offered via web
•	Traditional K-12 textbook companies who provide free supplemental materials

The majority of the products we offer fall within the supplemental assessment category. According to the EMR 2010 survey to educators, when asked to rank assessment categories, educators spend most (51%) for formative assessment, summative assessment and test preparation. Included in the categories are early childhood screening, I.Q/aptitude tests, formative assessment, test preparation, learning management systems, summative assessment, and other testing-related materials/services. EMR also states that the top-ranking publishers for test preparation are Harcourt/Steck-Vaugh, BuckleDown Publishing, Curriculum Associates, Triumph Learning, ECS Learning Systems, Options Publishing, Spectrum, American Book Company, and Peoples Education.

According to the reports of 155 supplemental companies participating in the EMR survey, overall sales of supplemental educational products in 2008 totaled $5.0 billion, down 2% compared to the $5.1 billion reported in 2007. That $5.0 billion in 2008 was comprised of $2.4 billion in supplemental materials. Out of the 24 different types of supplemental materials, the following ranks were assigned based on the total sales in 2008: assessment (print or online) ranked third, instructional software ranked fourth, consumable workbooks ranked fifth, supplemental textbooks ranked sixth, and test prep materials ranked eighth.

Our competitive advantage in our defined market place is due to the following factors:
•	Legacy that we have helped over 12 million students succeed with our flagship series, Measuring Up®, since 2000
•	Content highly customized to state standards
•	Quality instructional supplemental content customized to the state standards
•	Quality formative and summative assessments that are customized to state standards
•	Flexible options for intervention and remediation that are cost effective
•	Print (instruction) and Digital (formative assessment/progress monitoring/practice) solutions that are linked
•	Quality of customer support
•	Free training
•	Affordable pricing

College Preparation Product Group
Our college preparation materials compete against a variety of companies.  Our competitors offer the following:
•	College textbooks that are distributed into the HS market (print or digital)
•	Traditional textbook companies that develop materials specifically for the college preparation and advanced placement courses

However, we believe we are competitive based on our quality content, highly flexible inside sales team, and strong product offering that includes textbooks and supplements in a variety of formats and the only resource for instructor access to our online instructor resources.

Literacy Product Group
Brightpoint Literacy is competitively positioned in the supplemental reading market for grades K-8 for districts that are looking for leveled literacy resources to enhance or fill gaps in their existing programs.  We compete against a variety of supplemental companies that offer reading materials for small group instruction. The breadth and depth of our leveled reading collections, easy to use assessment, and the fresh look and feel of innovative new programs keeps Brightpoint Literacy in the forefront of this competitive market.

PROTECTION OF PROPRIETARY RIGHTS

All of our proprietary products have been copyrighted in the United States with United States rights, most in the name of The Peoples Publishing Group or Peoples Education. A few titles are copyrighted by the author, and we have secured unlimited exclusive rights to sell and update these titles. Therefore, we own the exclusive rights to exploit the copyright in the marketplace. For products created in-house, we have registered United States rights for all markets, including first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights, and rights to any means yet to be developed for transmitting information in any form. We believe we have adequately protected our copyrights, but the loss of copyrights or failure of copyright protection could have a material adverse effect on the Company.

EMPLOYEES

As of May 31, 2010, we had 91 employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 2.	PROPERTIES

We do not own any real property. We primarily conduct our operations out of our Saddle Brook, NJ facility. We lease approximately 23,000 square feet of office space at this location at an average rental of approximately $450,000 per year through October 2014.

We lease approximately 1,000 square feet of office space in Columbus, OH at an average rental of approximately $14,000 per year through November 2011.

Based on present plans, we believe that our current facilities will be adequate to meet our anticipated needs for at least the next year.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been quoted for trading on the NASDAQ Capital Market under the symbol “PEDH” since June 1, 2005, and was quoted for trading on the OTC Bulletin Board from September 10, 2004 through May 31, 2005. Prior to September 10, 2004, there was no established public trading market for our common stock. The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ for the periods indicated.

	Year Ended		Year Ended
	May 31, 2010		May 31, 2009
Quarter	High	Low	High	Low
1st	$3.20	$1.40	$2.40	$1.90
2nd	$3.03	$1.40	$3.30	$1.22
3rd	$2.31	$1.30	$1.72	$0.86
4th	$1.75	$0.78	$2.40	$0.53

On July 26, 2010, the last reported bid price of our common stock on NASDAQ Capital Market was $1.00 per share.

Holders

There were approximately 496 beneficial holders of our common stock as of July 22, 2010.

Dividends

We have not paid dividends on our common stock and do not presently plan to pay dividends on our common stock for the foreseeable future. We plan to retain all net earnings, if any, to fund the development of our business. Our Board of Directors has sole discretion over the declaration and payment of future dividends, subject to the availability of sufficient funds to pay dividends. Any future dividends will depend upon our profitability, financial condition, cash requirements, future prospects, general business conditions, the terms of our debt agreements which currently restrict the payment of dividends and other factors our Board of Directors believes are relevant.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the twelve months ended May 31, 2010.

In 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. As of May 31, 2010, 83,768 shares remained available for purchase under the program. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

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

Revenue Recognition and Allowance for Returns
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. The allowances for returns as of May 31, 2010 and 2009 were approximately $153,000 and, $520,000 respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns.  We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of operations. Subscription based revenue on our digital products is recognized prorata over the life of the agreement.

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. The valuation allowances as of May 31, 2010 and 2009 were approximately $137,000 and $159,000, respectively, and are believed to be adequate for any exposure to loss. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.

Allowance for Doubtful Accounts
Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts as of May 31, 2010 and 2009 were $10,000 and $40,000, respectively, and are believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by us. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserves of approximately $923,000 and $660,000 at May 31, 2010 and 2009, respectively, are believed to be adequate to cover inventory loss exposure.

Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized. As of May 31, 2010 and 2009, a valuation allowance has been provided in the amount of $700,000 related to the tax benefit of our available federal and state Net Operating Losses (NOLs). The carrying value of the net deferred tax asset assumes that we will be able to generate sufficient taxable income in the future. We perform a comprehensive tax review quarterly and if future levels of taxable income are not sufficient or fail to materialize in the near term, management will adjust the valuation allowance accordingly.

Year Ended May 31, 2010 vs. Year Ended May 31, 2009

OVERVIEW

In fiscal 2010, we had net income of $0.3 million or $0.06 per share compared to a net loss of $1.1 million or $0.25 per share in the prior year. Net revenue declined by approximately 5% on a year-over-year basis due principally to an overall decline in educational spending. Income from operations increased by $0.6 million on a year-over-year basis, due to lower prepublication cost amortization, and our efforts to monitor and control costs offset by lower revenue. Interest expense declined by $0.4 million primarily as a result of lower average outstanding debt and a decline in interest rates. Net income before income taxes was $0.4 million compared to loss of $0.7 million in the prior year.

NET REVENUE

(In Thousands)	Year Ended May 31,
	2010	2009	Variance	Variance %
Test Preparation, Assessment and Instruction	$20,211	$22,368	$(2,157)	-9.6%
College Preparation	12,139	14,056	(1,917)	-13.6%
Literacy	2,565	443	2,122	479.0%
Total Net Revenue	$34,915	$36,867	$(1,952)	-5.3%

Test Preparation, Assessment, and Instruction
Revenue for this product group in fiscal year 2010 was $20.2 million, a decline of 9.6% from the prior year. Testing and Assessment revenue was $17.4 million, a decrease of 9.0% compared to the prior year, while Instruction revenue was $2.8 million, down 13.2% from the prior year.

The product group’s overall decrease was due in part to an overall decline in supplemental education spending for the past year. According to AAP, the educational market for the twelve months ended May 31, 2010 was down approximately 10% from the prior year. In spite of current economic challenges, we are optimistic about the opportunities for growth in this market niche and we will continue to invest in new proprietary product development for this product group.

College Preparation
Revenue for this product group was $12.1 million, a decrease of 13.6% from the prior year. Distribution revenue, which accounts for approximately 95% of the total revenue within this group, was down 13.9% and revenue from our proprietary products decreased by 9% on a year-over-year basis.  Revenue decline is primarily due to the effects of decreased school spending as a result of school budget cuts. We will continue to invest in new proprietary product development as we are optimistic about the opportunities for future growth in this market niche.

Literacy
This product group, which was launched in the fourth fiscal quarter of last year, generated $2.6 million of revenue for the twelve months ended May 31, 2010 compared to $0.4 million in prior year.  These new products allow us to enter a market niche for which previously we did not have a product offering. We anticipate growing the number of products within this group through additional distribution agreements and in-house development.

COST OF REVENUE

Cost of Revenue for fiscal 2010 was $20.4 million (58.3% of revenue) compared to $22.9 million (62.2% of revenue) in the prior year.

Cost of Revenue consists of two components: direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties, and (3) warehousing and shipping costs for all products.

•
Direct costs as a percentage of revenue for fiscal 2010 were 42.9%, a decrease from 44.4% in the prior year. The percentage decrease is primarily due to revenue mix, as College Preparation revenue decreased from 38.1% of total revenue in fiscal 2009 to 34.8% in fiscal 2010. College Preparation direct costs are substantially higher than the direct cost of Testing, Assessment and Instruction, as the majority of College Preparation revenue consists of nonproprietary products.

Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. These prepublication costs also include expenses incurred for other forms of product development. Prepublication costs are capitalized and expensed on a straight-line basis over a three or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For fiscal 2010, amortization expense was $5.4 million, compared to $6.6 million in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(In Thousands)	Year Ended May 31,
	2010	2009	Variance	Variance %
Selling and Marketing Expense	$9,345	$9,275	$70	0.8%
General and Administrative Expenses	4,474	4,543	(69)	-1.5%
Total Selling, General and Administrative Expenses	$13,819	$13,818	$1	0.0%

Selling, general and administrative (SG&A) expenses for fiscal 2010 were $13.8 million, which was flat with the prior year. As a percentage of revenue, SG&A expenses for fiscal 2010 were 39.6%, an increase of 2.1 percentage points from the prior year.

Selling and Marketing expenses for fiscal 2010 were $9.3 million, flat with the prior year.  Selling expenses decreased $174,000 due to the revenue decline but marketing expenses increased $244,000 primarily due to a full year of expenses supporting the Literacy division. As a percentage of revenue, the expense increased from 25.2% in the prior year to 26.8%.

General and Administrative expenses for the year were $4.5 million, a year-over-year decrease of 1.5% as we continue to control expenses.

INTEREST EXPENSE

Interest expense for the year was $277,000, a decrease of $400,000 from the prior year. The change is primarily related to lower average outstanding debt and a decline in interest rates. Included in interest expense are non-cash income and (expenses) of $153,000 and ($5,000) as of May 31, 2010 and 2009, respectively, related to the change in the market value of the term loan interest swap agreement.

INCOME TAX EXPENSE

For the year ended May 31, 2010, the effective tax rate was 40.0% compared to 39.3% in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for fiscal 2010 was $8.1 million, compared to $7.1 million in the prior year. Net cash provided by operating activities in 2010 was primarily provided by our profitability before depreciation and amortization as well as decreases in inventory, deferred taxes and prepaid expenses, increases in accounts payable and accrued expenses, and deferred revenue, offset by an increase in accounts receivable.

Net cash used in investing activities, consisting primarily of expenditures for prepublication costs, was $4.9 million for fiscal 2010, consistent with the prior year.

Net cash used in financing activities was $3.2 million for fiscal 2010, compared to $2.2 million in the prior year, consisting primarily of net repayments under our bank agreement for both the line of credit and the term loan.

We have a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of our  total funded debt to EBITDA. At May 31, 2010, $5.1 million was outstanding under this facility, and $4.9 million was available for borrowing.

The term loan was originally for $10 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest, which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $2.75 million of the $5.5 million outstanding at May 31, 2010. In May 2007, we entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. This swap agreement expired on May 31, 2010.  On June 3, 2010, we entered into a new swap agreement for $3 million, expiring in February 2012, fixing our interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio.  After February 2012, the interest rate reverts to a variable rate. At May 31, 2010, $5.5 million was outstanding under this agreement.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock.   We were in compliance with each of these covenants at May 31, 2010 and 2009.

We believe that our cash and borrowing availability under our lines of credit, together with cash generated from operations, will be sufficient to meet our normal cash needs in 2010. We intend to continue investing in prepublication costs for our proprietary products at our current spending level.

PRODUCT DEVELOPMENT

Product development expenditures in fiscal 2010 and 2009 were $4.8 million. We continue to actively develop new and revised products. We expect the current level of spending to continue in the future. Product development expenditures in 2010 consisted primarily of both print and digital products within the Testing, Assessment, and Instruction product group, as we continued to introduce new and revised products within our existing states. The state test preparation market is changing with the adoption of the CCSS.  However, the current high-stake tests will continue to be administered until 2014/2015 and there will continue to be a demand for higher academic performance from students.   Our product development plan will reflect the market need to continue to support the state-specific needs as it reflects the test in place today as well as the potential future needs as a result of the adoption and implementation of the CCSS.  We also intend to expand our offering of web-based digital products.  Presently, we publish Test Preparation and Assessment products for various grades in eleven states.

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

OFF-BALANCE SHEET ARRANGEMENTS

NONE

SEASONALITY

The supplementary school publishing business is seasonal, cycling around the school year that runs from September through May. Typically, the major marketing campaigns, including mailings of new catalogs and focused sales efforts, begin in September when schools reopen. This is the period when sample books are provided free-of-charge for review to teachers for their purchase consideration. General marketing efforts, including additional sales and marketing campaigns, catalog mailings, and complimentary copies, continue throughout the school year. Teachers and districts generally review and consider books throughout the school year, make their decisions in the winter and spring, and place their purchase requests at that time.

Each of our product lines has its own seasonality.   The revenue percentage for fiscal 2010 by quarter is summarized in the table below.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	August 31	November 30	February 28	May 31
Test Preparation, Assessment and Instruction	31%	24%	22%	23%
College Preparation	63%	16%	4%	17%
Literacy	33%	16%	23%	28%
Total Revenue	42%	21%	16%	21%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents
May 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm (Rothstein, Kass & Company, P.C.)	17

Report of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP)	18

Consolidated Financial Statements:
Consolidated Balance Sheets as of May 31, 2010 and 2009	19
Consolidated Statements of Operations for the years ended May 31, 2010 and 2009	20
Consolidated Statements of Changes in Stockholders’ Equity for the years ended May 31, 2010 and 2009	21
Consolidated Statements of Cash Flows for the years ended May 31, 2010 and 2009	22
Notes to Consolidated Financial Statements	23-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Peoples Educational Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Peoples Educational Holdings, Inc. and Subsidiary (collectively, “the Company”) as of May 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Educational Holdings, Inc. and Subsidiary as of May 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
August 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Peoples Educational Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Peoples Educational Holdings, Inc. and Subsidiary as of May 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Educational Holdings, Inc. and Subsidiary as of May 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
August 18, 2009

CONSOLIDATED BALANCE SHEETS
(In Thousands-Except Share Data)	May 31,
	2010	2009
ASSETS

Current Assets
Cash and Cash Equivalents	$110	$42
Accounts Receivable Net of Allowances for Doubtful Accounts and Returns	2,990	2,842
Inventory	3,591	4,219
Prepaid Expenses and Other	264	323
Prepaid Marketing Expenses	642	862
Deferred Income Taxes	833	1,092
Total Current Assets	8,430	9,380

Equipment - At Cost, Less Accumulated Depreciation of $2,444 and $2,241, respectively	249	387

Other Assets
Deferred Prepublication Costs, Net	12,864	13,466
Deferred Income Taxes	477	1,006
Trademarks, Net	189	170
Prepaid Expenses and Other	167	273
Total Other Assets	13,697	14,915
Total Assets	$22,376	$24,682

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,000	$2,034
Accounts Payable	4,904	3,998
Accrued Compensation	153	170
Other Accrued Expenses	527	855
Deferred Revenue	404	278
Total Current Liabilities	7,988	7,335
Long Term Obligations, Less Current Maturities	8,584	11,854
Total Liabilities	16,572	19,189

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,478,434 as of May 31, 2010 and May 31, 2009	90	90
Additional Paid In Capital	8,120	8,060
Accumulated Deficit	(2,342)	(2,593)
Treasury Stock, 16,232 shares for both periods, at cost	(64)	(64)
Total Stockholders' Equity	5,804	5,493

Total Liabilities and Stockholders' Equity	$22,376	$24,682

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
	Years Ended
	May 31,
	2010	2009

Revenue, Net	$34,915	$36,867

Cost of Revenue
Direct Costs	14,981	16,378
Prepublication Cost Amortization	5,384	6,556
Total	20,365	22,934

Gross Profit	14,550	13,933

Selling, General and Administrative Expenses	13,819	13,818

Income from Operations	731	115

Nonoperating Expenses
Other Expenses, Net	37	115
Interest Expense	277	677
Total	314	792

Income (Loss) Before Income Taxes	417	(677)

Income Tax Expense (Benefit)	166	434

Net Income (Loss)	$251	$(1,111)

Net Income (Loss) per Common Share
Basic and Diluted	$0.06	$(0.25)

Weighted-average Number of Common Shares Outstanding
Basic	4,462	4,457
Diluted	4,465	4,457

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)
		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, May 31, 2008	$89	$8,013	$(1,482)	$(64)	$6,556

Stock-Based Compensation	-	39	-	-	39

Issuance of Common Stock to Employees	1	8	-	-	9

Net Loss	-	-	(1,111)	-	(1,111)

Balance, May 31, 2009	90	8,060	(2,593)	(64)	5,493

Stock-Based Compensation	-	60	-	-	60

Net Income	-	-	251	-	251

Balance, May 31, 2010	$90	$8,120	$(2,342)	$(64)	$5,804

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Years Ended
	May 31,
	2010	2009
Cash Flows From Operating Activities
Net Income (Loss)	$251	$(1,111)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Depreciation	223	284
Amortization of Prepublication Costs and Trademarks	5,400	6,591
Stock-Based Compensation	60	48
Market Value Adjustment of Interest Rate Swap	(153)	5
Deferred Income Taxes	153	462
Changes in Assets and Liabilities
Accounts Receivable	(148)	822
Inventory	628	175
Prepaid Expenses and Other	165	72
Prepaid Marketing Expenses	220	462
Accounts Payable and Accrued Expenses	561	(477)
Deferred Revenue	126	(197)
Income tax refund attributable to net operating loss carryback	635	-
Net Cash Provided By Operating Activities	8,121	7,136

Cash Flows From Investing Activities
Purchases of Equipment	(85)	(106)
Expenditures for Intangibles	(35)	(15)
Expenditures for Prepublication Costs	(4,782)	(4,821)
Net Cash Used In Investing Activities	(4,902)	(4,942)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(1,117)	(163)
Principal Payments On Long Term Debt	(2,034)	(2,042)
Net Cash Used In Financing Activities	(3,151)	(2,205)

Net Increase (Decrease) in Cash and Cash Equivalents	68	(11)

Cash and Cash Equivalents
Beginning of Year	42	53
End of Year	$110	$42

Supplemental Cash Flow Information
Cash Payments for:
Interest	$487	$692

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies
Nature of business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), publishes and markets its own supplementary educational textbooks and digital programs for K-12 school market.  The materials are predominantly state specific and standards-based, focused on state-required tests, offering instruction, practice and formative assessment tools in both print and digital formats. PE publishes its own proprietary, and distributes on an exclusive basis for other publishers, college textbooks and supplements to the high school Advanced Placement market.  PE also distributes on an exclusive basis for three publishers supplemental literacy materials for grades K-8.  Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the “Company”.

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

Revenue recognition and accounts receivable:  Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of May 31, 2010 and 2009 were approximately $153,000 and $520,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of operations. The Company recognizes its subscription based revenue on its digital products over the life of the agreement.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 and $40,000 at May 31, 2010 and 2009, respectively.

Major suppliers: The Company has exclusive distribution agreements with two major college book publishers. The loss of either of these distribution agreements would have a material adverse effect on the Company’s revenue and operations. Revenue generated from these distribution agreements accounted for the following percentage of total revenue by year:

Year Ended May 31, 2010	33%
Year Ended May 31, 2009	36%

Inventory: Inventory is stated at the lower of cost or market, which is determined using the first-in, first-out method. Inventory consists entirely of finished goods. Inventory on the consolidated balance sheet is reflected net of reserves for write-downs or non-salability of approximately $923,000 and $660,000 at May 31, 2010 and 2009, respectively.

Deferred prepublication costs: Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products, which include all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to completion of the product. These prepublication costs also include expenses incurred for other forms of product development. Prepublication costs are capitalized and are amortized over either a three or five year period (the estimated minimum lives of the related publication) using the straight-line method beginning on the in-stock date of the publication. At May 31, 2010 and 2009, the Company had an allowance against these assets of $137,000 and $159,000, respectively. If future net undiscounted cash flows are not sufficient to realize the net carrying value of a specific publication, an impairment charge is recognized.

Prepaid marketing expense: The costs of catalogs and promotional materials, which have not been completed or delivered to customers, are carried as a prepaid expense until the actual date of completion and mailing. Prepaid samples consist of workbooks that will be distributed to educators over the next year. Sample workbooks are expensed as they are distributed. Marketing expense, including samples, catalogs and promotional materials was approximately the following:

(In Thousands)

Year Ended May 31, 2010	$1,626
Year Ended May 31, 2009	$1,692

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

Accounting for long-lived assets: Long-lived assets, such as equipment, deferred prepublication costs, and other assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets”. This is accomplished by comparing their carrying value with the estimated future undiscounted net cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. The Company has not experienced any such losses in the years presented.

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

The Company complies with the provisions of “Accounting for Uncertainty in Income Taxes.” The Company reviewed all income tax positions taken or that they expect to take for all open tax years and determined that their income tax positions are appropriately stated and supported for all open years.  Under the Company’s accounting policies, it would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of May 31, 2010, the Company recorded no accrued interest or penalties related to uncertain tax positions.

The fiscal tax years 2005 through 2009 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which the Company is subject. The Company expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next 12 months.

Basic and diluted net loss per share: Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 8 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share. Due to the net loss in 2009, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive.

Stock-based compensation:  The Company accounts for share based payments in accordance with “Share-Based Payment”, which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. Share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of and (b) share-based expense for all awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions.

The Company uses the Black-Scholes option pricing model to estimate the fair value of such awards which requires forfeitures of share-based awards to be estimated at the time of the grant and revised in subsequent periods, if actual forfeitures differ from initial estimates. Therefore, expenses related to share-based payments and recognized in the years ended May 31, 2010 and 2009 have been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. See Note 8 to the Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.

Fair value measurements: On June 1, 2008, the Company adopted a new accounting standard regarding fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the Company’s financial statements. The Financial Accounting Standards Board issued a one year deferral of the fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis at the time of issuance. The Company adopted the remainder of the new standard on June 1, 2009. The accounting standard requires that the Company determine the appropriate level in the fair value hierarchy for each fair value measurement.

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

The consolidated financial statements include the following financial instruments and methods and assumptions used in estimating their fair values: for cash and cash equivalents, the carrying amount is fair value, and for accounts receivable, accounts payable, line of credit and long term debt, the carrying amounts approximate their fair values due to either the short-term nature of these instruments or the variable nature of the interest rate. A portion of the term loan has been effectively converted to a fixed rate of interest, and is the Company’s only financial liability accounted for at fair value on a recurring basis see “Derivative financial instruments” below for further information regarding the fair value of the related interest rate swap agreement. At May 31, 2010, and 2009, the Company has determined that the fair value of the swap, based on LIBOR and swap rates, falls within Level 2 in the fair value hierarchy. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments, since their fair values are not significantly different than their balance sheet carrying amounts. In addition, the aggregate fair values of all financial instruments would not represent the underlying value of the Company.

Derivative financial instruments:  “Accounting for Derivative Instruments and Hedging Activities” defines derivatives and requires that they be carried at fair value on the balance sheet. On May 23, 2007 the Company entered into an interest rate swap agreement to effectively convert $5.0 million of their term loan from a variable rate to a fixed rate for a term of three years. The change in market value of the interest rate swap is recognized on the balance sheet within long term obligations and by a charge or credit to interest expense. The change in the market value for the years ended May 31, 2010 and 2009 resulted in income of approximately $153,000, and expense of approximately $5,000, respectively. The swap agreement expired on May 31, 2010. On June 3, 2010, the Company entered into a new swap agreement expiring in February 2012.

Recently Adopted Accounting Pronouncements:
In May 2009, the Financial Accounting Standards Board (“FASB”) updated its guidance in ASC 855 (formerly SFAS No. 165) regarding subsequent events, establishing principles and requirements for subsequent events. In particular, ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This updated guidance is effective for interim periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This update requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has complied with the additional disclosures required by this standard. The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements:
In June 2009, the FASB updated its guidance in ASC 810 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 is intended to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 810 to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued FASB Accounting Standards Update (“FASB ASU”) No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“FASB ASU 09-13”). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB ASC 605-25 (“Revenue Recognition-Multiple-Element Arrangements”). This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company is currently evaluating the impact FASB ASU 09-13 will have on the consolidated financial statements.

Note 2.  Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future undiscounted cash flows. If future undiscounted cash flows are not sufficient to support the net carrying value of the asset, an impairment charge will be recognized. The Company’s allowances as of May 31, 2010 and 2009 were approximately $137,000, and $159,000, respectively reducing prepublication costs to their estimated net realizable value.

The activities in deferred prepublication costs were as follows:

(In Thousands)
	Year Ended May 31,
	2010	2009
Balance, Beginning	$13,466	$15,201
Prepublication Cost Additions	4,782	4,821
Amortization Expense	(5,384)	(6,556)
Balance, Ending	$12,864	$13,466

The future amortization expense of deferred prepublication costs is estimated to be as follows:

(In Thousands)

For the year ending May 31,
2011	$4,939
2012	3,682
2013	2,171
2014	1,179
2015 and thereafter	893
$12,864

Future estimated amortization expense may increase as the Company continues its investments in additional deferred prepublication costs.

Note 3. Trademarks

Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances were as follows:

(In Thousands)
	Year Ended May 31,
	2010	2009
Balance, Beginning	$170	$191
Additions	35	15
Amortization Expense	(16)	(36)
Balance, Ending	$189	$170
Note 4. Financing Arrangements
The Company has a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

The revolving line of credit provides for advances up to $10.0 million and expires in March 2012. The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. At May 31, 2010, $5.1 million was outstanding under this facility at an interest rate of 2.5%, and $4.9 million was available for borrowing.

The term loan was originally for $10 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest, which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $2.75 million of the $5.5 million outstanding. In May 2007, the Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. This swap agreement expired on May 31, 2010.  On June 3, 2010, the Company entered into a new swap agreement for $3.0 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio.  After February 2012, the interest rate reverts to a variable rate. At May 31, 2010, $5.5 million was outstanding under this agreement.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock. The Company is in compliance with each of these covenants at May 31, 2010.

Long term debt at May 31, 2010 and 2009 consisted of the following:

(In Thousands)
	2010	2009
Obligations under capital leases	$-	$34
Market value of interest rate swap	-	153
Notes payable under line of credit (see above)	5,084	6,201
Term loan (see above)	5,500	7,500
	10,584	13,888
Less current maturities	(2,000)	(2,034)
	$8,584	$11,854

Approximate maturities of long term debt at May 31, 2010, are as follows:

(In Thousands)

Years ending May 31:
2011	$2,000
2012	7,084
2013	1,500
$10,584

Note 5.  Net Revenue by Product Group
The Company operates as one business segment, which historically had two product groups. In March 2009, the Company added a third product group, Literacy. The Company’s revenues, net of returns, by product group are as follows:

(In Thousands)
	Year Ended May 31,
	2010	2009
Test Preparation, Assessment and Instruction	$20,211	$22,368
College Preparation	12,139	14,056
Literacy	2,565	443
Total Net Revenue	$34,915	$36,867

Note 6. Income Taxes

Federal and state income tax expense (benefit) consists of the following:

(In Thousands)
	Year Ended May 31,
	2010	2009
Current	$13	$(28)
Deferred	153	462
Total	$166	$434

For the years ended May 31, 2010, and 2009, the income tax provision (benefit) differs from the amount of income tax expense (benefit) determined by applying the U.S. federal income tax rate to pretax loss, due to the following:

(In Thousands)
	Year Ended May 31,
	2010	2009
Computed federal income tax benefit at statutory rate	$146	$(237)
State income tax benefit, net of federal effect	21	(23)
Effect of lower rates	(5)	6
Deferred tax valuation allowance	-	700
Other, including nondeductible expenses, net	4	(12)
	$166	$434

The Company established a valuation allowance in accordance with the provisions of “Accounting for Income Taxes”. In evaluating its ability to realize the net deferred tax assets, the Company considers all available evidence, both positive and negative, including its past operating results, tax planning strategies and forecasts of future taxable income. In considering these sources of taxable income, the Company made certain assumptions and judgments that are based on the plans and estimates used to manage their underlying businesses. A valuation allowance has been provided for deferred tax assets based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that they will be realized in the future. During the year ended May 31, 2009, the Company recorded a valuation allowance of $0.7 million. The valuation allowance relates to uncertainty in the realizability of certain federal and state deferred tax assets.

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

After considering the fiscal 2008 federal income tax return filed with the IRS and the expected fiscal 2009 net operating losses, the Company determined that it had a carryback of approximately $1.9 million of tax-basis net operating losses from fiscal 2008, which resulted in a refund of approximately $635,000. During the third quarter of fiscal 2010, the Company filed Form 1120X with the IRS and received the refund in February 2010.  The Company’s deferred tax asset was reduced by the refund amount.

Net deferred tax assets and liabilities are comprised of the following:

(In Thousands)
	May 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$4	$15
Allowance for sales returns	59	201
Allowance for prepublication costs	53	61
Inventory	405	308
Federal and state net operating loss carryforward	1,470	2,459
Other	145	37
Deferred tax valuation allowance	(700)	(700)
	1,436	2,381
Deferred tax liabilities:
Equipment	(4)	(25)
Allowance for purchase returns	(45)	(154)
Prepaid expenses	(77)	(104)
	(126)	(283)
Net deferred tax assets	$1,310	$2,098

The aforementioned net deferred tax assets are reflected on the consolidated balance sheets as follows:

(In Thousands)
	May, 31
	2010	2009
Current assets	$833	$1,092
Noncurrent assets	477	1,006
Net deferred tax assets	$1,310	$2,098

As of May 31, 2010, the Company had approximately $3.3 million of federal net operating loss (NOL) carryforwards available to reduce federal taxable income which begin to expire May 31, 2011 through May 31, 2029.

As of May 31, 2010, the Company had approximately $7.5 million of state net operating loss (NOL) carryforwards available to reduce state taxable income which begin to expire May 31, 2012 through May 31, 2016.

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

As of May 31, 2010, future minimum rental obligations under operating leases are as follows:
(In Thousands)

Years ending May 31:
2011	$459
2012	460
2013	459
2014	465
2015	196
$2,039

Rent expense under operating leases was $554,000 and $616,000 for the years ended May 31, 2010 and 2009 respectively.

Employment agreements:  The Company has employment agreements with certain executive officers, which provide severance benefits in the event the Company, without cause, terminates the employment of such officers.

Note 8. Stock Options and Warrants

In connection with a stock offering in 2005, the underwriter was granted warrants to purchase 50,000 shares of Company common stock at an exercise price of $7.56 per share. Such warrants became exercisable in June 2006, and expired in June 2010.

The 1998 Stock Option Plan (1998 Plan) permitted the granting of incentive stock options and nonqualified options. A total of 1,000,000 shares of the Company common stock were reserved for issuance pursuant to the options granted under the 1998 Plan. Options issued under the 1998 Plan were generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expired up to 10 years from the date of grant. These options generally vested and became exercisable over a three-year period. The 1998 Plan has expired and no additional options may be granted under the 1998 Plan. Options outstanding under the 1998 Plan continue to be exercisable in accordance with their terms. At May 31, 2010, options to purchase 700,836 shares were outstanding under the 1998 Plan.

On January 8, 2009, the shareholders approved the adoption of the 2009 Stock Option Plan (2009 Plan). The 2009 Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options that do not meet the requirements of Section 422. A total of 250,000 shares of the Company common stock have been reserved for issuance pursuant to options granted under the 2009 Plan. Options issued under the 2009 Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire up to 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. At May 31, 2010, options to purchase 134,800 shares were outstanding and 115,200 shares were available for grant under the 2009 Plan.

Stock-based compensation expense of $60,000 and $48,000 was recognized for the years ended May 31, 2010 and 2009, respectively.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the indicated years:

	2010	2009
Dividend Yield	0.0%	0.0%
Risk Free Interest Rate	2.2% to 2.6%	1.60%
Expected Life of Options	5 Years	5 Years
Expected Volatility Factor	39% to 44%	36%

Expected volatility is based on the historical volatility of the Company’s share price for the period prior to option grant equivalent to the expected life of the options. The expected term is based upon management’s estimate of when the option will be exercised, which is generally consistent with the term of the option. The risk-free interest rate for periods within the contractual life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity is as follows:

	Weighted-		Weighted-
	Average		Average
	Grant		Exercise
	Fair Value	Shares	Price

Outstanding at May 31, 2008	$1.69	830,136	$3.41
Granted	0.61	22,000	1.80
Exercised	-	-	-
Forfeited	2.37	(64,500)	4.27
Outstanding at May 31, 2009	1.97	787,636	3.29
Granted	0.70	122,800	2.46
Exercised	-	-	-
Forfeited	1.98	(74,800)	3.00
Outstanding at May 31, 2010	1.91	835,636	3.21
Exercisable at May 31, 2010	$2.01	694,836	$3.33

At May 31, 2010, there was approximately $86,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of three years.

Note 9. Retirement Plan

The Company maintains a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act (ERISA). All employees are eligible to participate following the completion of six months of service. Eligible participants may elect to contribute a portion of their compensation to the plan, subject to the Internal Revenue Code limitations for 401(k) plans. Participants direct the investment of their contributions into various investment options offered by the plan. The Company may make discretionary contributions to the plan in which all eligible employees will receive a portion of the Company’s contribution. There were no discretionary contributions made by the Company to the plan during the years ended May 31, 2010 and 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 23, 2009, the Audit Committee of the Board of Directors of Peoples Educational Holdings, Inc. (the “Company”) dismissed McGladrey & Pullen, LLP (“McGladrey”) as the Company’s independent registered public accounting firm, effective on that date.

The reports of McGladrey on the financial statements of the Company for the fiscal years ended May 31, 2009 and May 31, 2008 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  During the two most recent fiscal years and through the effective date of McGladrey’s dismissal, there were no disagreements between the Company and McGladrey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of McGladrey, would have caused McGladrey to make reference thereto in its report on the financial statements for such fiscal years.  During the period described in the preceding sentence, there were no “reportable events,” as such term is defined in Item 304(a) (1) (v) of Regulation S-K.

The Company provided McGladrey with a copy of this disclosure and requested that McGladrey furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of McGladrey’s letter, dated November 30, 2009, is filed as Exhibit 16.1 to our Form 8-K filed on November 30, 2009.

On November 23, 2009, the Company’s Audit Committee appointed Rothstein, Kass & Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2010.  During the Company’s two most recent fiscal years and through the engagement of Rothstein, Kass & Company, P.C. as the Company’s accountant on November 23, 2009, neither the Company nor anyone on the Company’s behalf consulted with Rothstein, Kass & Company, P.C. with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of  the fiscal year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent exemption rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report as the company meets the definition of a smaller reporting Company defined in Rule 12b-2 of the Securities and Exchange Act of 1934.

ITEM 9B.	OTHER INFORMATION

NONE
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals constitute the current directors and executive officers of the Company:

Name	Age	Position with the Company
G. Thomas Ahern	52	Director (1)
Brian T. Beckwith	54	Director, President and Chief Executive Officer
John C. Bergstrom	50	Director (1)(2)(3)
Richard J. Casabonne	65	Director (3)
Anton J. Christianson	58	Director (2)(3)
Michael L. DeMarco	46	Executive Vice President and Chief Financial Officer
James P. Dolan	61	Director (1)(2)
Diane M. Miller	58	Director, Executive Vice President and Chief Creative Officer
James J. Peoples	73	Director, Chairman, and Senior Advisor
(1)  Member of Audit Committee
(2)  Member of Compensation Committee
(3)  Member of Governance Committee

G. Thomas Ahern has been a Director of the Company since 2006. He has been CEO of Coughlan Companies and Capstone Publishers, a major publisher of children’s books and online interactive content through their imprints; Capstone Press, Compass Point Books, Picture Window, Stone Arch Books and Heinemann Raintree, since 2007. Mr. Ahern has more than 20 years of executive management, technology and sales experience. Prior to joining Coughlan Companies, he served as CEO of SwiftKnowledge, a web-based business intelligence software company from 2002 to 2007. He also was Executive Vice President, Sales and Marketing for PLATO Learning (NASDAQ: TUTR), a highly successful educational software company based in Bloomington, MN, from 1990 to 2001. Mr. Ahern is a Communications graduate of Northwestern University (BA 1980).

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

John C. Bergstrom has been a Director of the Company since 1998. He has been a partner in RiverPoint Investments, Inc., a St. Paul, MN-based business and financial advisory firm since 1995. Mr. Bergstrom is also a director of The Dolan Company. (NYSE:DM), Znomics, Inc. (OTC:ZNOM), Tecmark, Inc., Instrumental, Inc., JobDig, Inc., Great River Communications Corp., Creative Publishing Solutions, Inc., and IDLoyalty, LLC.   Mr. Bergstrom is a graduate of Gustavus Adolphus College, B.A., and the University of Minnesota, M.B.A.

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

Anton J. Christianson has been a Director of the Company since 1998.  He is the Chairman of Cherry Tree Companies, a firm involved in investment management, investment banking, and wealth management, since 1980.  Mr. Christianson controls Adam Smith Companies, LLC, Adam Smith Management, LLC, Adam Smith Fund, LLC, and Adam Smith Growth Partners, LP, which are affiliates of Cherry Tree Companies and investors in Peoples Educational Holdings, Inc.  He serves as a director of AmeriPride Services, Inc., The Dolan Company (NYSE:DM), Titan Machinery, Inc. (NASDAQ: TITN), Arctic Cat, Inc. (NASDAQ: ACAT), and Znomics, Inc. (NASDAQ: ZNOM).  Mr. Christianson also served as a director of Capella Education Company (NASDAQ: CPLA) from 1993 to 2006 and Fair Isaac Corporation (NYSE: FICO) from 1999 to 2009.  Mr. Christianson is a graduate of St. John’s University, Collegeville, Minnesota, and earned an M.B.A. from Harvard Business School.

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

James P. Dolan has been a Director of the Company since 1999. Since 1992, he has been Chairman, President and Chief Executive Officer and founder of The Dolan Company, (NYSE:DM) Minneapolis, a specialized business services and information company that publishes daily and weekly business newspapers in 21 U.S. markets and operates a number of services businesses including National Default Exchange, a leading provider of mortgage default processing services to the foreclosure bar; DiscoverReady, a leading provider of electronic discovery services to large companies and their legal counsel; and Counsel Press, the nation’s largest appellate legal services provider. From 1989 to 1993, he was Executive Vice President of the Jordan Group, New York City, an investment bank specializing in media. He previously held executive positions with News Corporation in New York, Sun-Times Company of Chicago, and Centel Corp., Chicago, and was an award-winning reporter and editor at newspapers in San Antonio, New York, Chicago, Sydney, and London. He serves as a director of several private companies and is a journalism graduate of the University of Oklahoma.

Diane M. Miller is co-founder and a Director of the Company. She has served as Executive Vice President of the Company since 1990; and Chief Creative Officer since 2005. Her educational publishing experience encompasses general management, product development, strategic planning, market research, writing, curriculum development, editorial, marketing, production, and professional development. Prior to forming the Company, Ms. Miller was publisher of Globe Books, a remedial, supplementary educational publisher owned by Simon and Schuster. Prior to joining Globe Books, she was Senior Editor of Reading for Harcourt Brace Jovanovich. Ms. Miller has classroom and research experience, as well, and is a graduate with honors of Centre College of Kentucky.

James J. Peoples has been a Director of the Company since 1998. He is a co-founder and serves as Chairman. Prior to December 2001, Mr. Peoples also served as CEO and President of the Company. He has over 40 years of experience in schoolbook publishing, including positions in sales, sales management, corporate staff assignments, and general management. Prior to forming PE, Mr. Peoples was President of the Prentice Hall School Group for seven years and served three years as Group President of the $350 million Simon and Schuster Educational Group. Mr. Peoples is a graduate of Oregon State University.

Board Committees

The Board of Directors has established an Audit Committee, a Governance Committee and a Compensation Committee.

The Audit Committee is currently composed of Messrs. Bergstrom (Chair), Ahern, and Dolan. The committee meets with our independent registered public accounting firm and representatives of management to review the internal and external financial reporting of the Company, considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments, and approves any material non-audit services to be provided by our independent registered public accounting firm. Our Board of Directors has determined that Mr. Bergstrom is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K. Each member of the Audit Committee is independent pursuant to the independence standards promulgated by the NASDAQ Stock Market.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2010, all required Section 16(a) filings applicable to its officers, directors and 10% stockholders were timely made.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at www.peopleseducation.com under the captions About Us, Investor Relations, Corporate Governance.

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

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal 2010 and 2009, the compensation earned by or awarded to Brian T. Beckwith, the Company’s Chief Executive Officer and President; Michael L. DeMarco, the Company’s Executive Vice President and Chief Financial Officer; and Diane M. Miller, Executive Vice President and Chief Creative Officer, the only other executive officer of the Company (collectively with Mr. Beckwith and Mr. DeMarco, the “Named Executives”).

Summary Compensation Table for Fiscal Year Ended May 31, 2010 and 2009

			Non-Equity
			Incentitive	(a)	(b)
			Plan	Option	All Other
Name and Principal Position	Year	Salary	Compensation	Awards	Compensation	Total

Brian T. Beckwith	2010	$320,800	$-	$11,668	$2,160	$334,628
President and Chief Executive Officer	2009	$310,800	$-	$6,086	$2,160	$319,046

Michael L. DeMarco	2010	$212,200	$-	$6,154	$1,440	$219,794
Executive Vice President and	2009	$207,200	$-	$3,043	$831	$211,074
Chief Financial Officer

Diane M. Miller	2010	$185,000	$-	$4,894	$9,195	$199,089
Executive Vice President and	2009	$172,774	$-	$3,043	$9,195	$185,012
Chief Creative Officer

(a)
These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2010 and 2009 in accordance with ASC 718, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 8 to the Consolidated Financial Statements for the fiscal year ended May 31, 2010.

(b)
The named executives receive a car allowance and the non-business portion of this allowance is included as taxable income to the named executive. In addition, the Company provided supplemental life insurance to Ms. Miller. The policy premium of $1,995 for both 2010 and 2009 was taxable income to Ms. Miller.

Outstanding Equity Awards at May 31, 2010

The following table provides a summary of equity awards outstanding for each of the Named Executives as of the end of fiscal 2010:

	Option Awards

	Number of Securities
	Underlying
	Unexercised Options			Option
				Exercise	Option
	(#)	(#)		Price	Expiration
Named Executive	Exercisable	Unexercisable		($)	Date
Brian T. Beckwith	4,250	12,750	(1)	$1.96	8/20/2014
President and	15,000	5,000	(2)	$3.05	4/10/2013
Chief Executive Officer	48,000	-		$4.50	7/30/2012
	125,000	-		$3.00	1/1/2012
	125,000	-		$3.00	12/18/2011
	10,000	-		$5.20	10/3/2010

Michael L. DeMarco	2,000	6,000	(3)	$1.96	8/20/2014
Executive Vice President and	-	12,000	(4)	$3.00	10/14/2014
Chief Financial Officer	15,000	-		$3.60	6/23/2013
	7,500	2,500	(5)	$3.05	4/10/2013
	30,000	-		$3.00	5/17/2012
	10,000	-		$3.50	12/29/2010
	5,000	-		$5.20	10/3/2010
	2,000	-		$3.00	12/21/2009

Diane M. Miller	2,000	6,000	(3)	$1.96	8/20/2014
Executive Vice President and	7,500	2,500	(5)	$3.05	4/10/2013
Chief Creative Officer	75,000	-		$3.00	10/26/2011
	5,000	-		$5.20	10/3/2010

(1)	Becomes exercisable with respect to 4,250 shares on each August 20, 2010, 2011, and 2012.
(2)	Becomes exercisable with respect to 5,000 shares on April 10, 2011.
(3)	Becomes exercisable with respect to 2,000 shares on each August 20, 2010, 2011 and 2012.
(4)	Becomes exercisable with respect to 4,000 shares on each June 15, 2010, 2011, 2012 and 2013.
(5)	Becomes exercisable with respect to 2,500 shares on April 10, 2011.

Potential Payments Upon Termination

Brian T. Beckwith, our President and Chief Executive Officer, entered into an employment agreement in 2001, which was amended in July 2004. The agreement, as amended, provides for a term ending in December 2008 with automatic renewals thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. Pursuant to these arrangements, the term of the agreement has been extended to December 2011. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. Beckwith ceases to be employed. In consideration for these covenants, Mr. Beckwith will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. Beckwith is terminated by the Company without cause, or if Mr. Beckwith resigns for good reason, Mr. Beckwith is entitled to 18 months of severance at his then-current annual salary. If we provide Mr. Beckwith notice of non-renewal, Mr. Beckwith is entitled to 12 months of severance at his then-current annual salary. The agreement also provides for, under certain circumstances, our repurchase right and Mr. Beckwith’s put right to the Company with respect to Company stock owned by Mr. Beckwith, following termination of his employment, which he has acquired upon exercise of stock options and held for at least one year.

Michael L. DeMarco, our Executive Vice President and Chief Financial Officer, entered into an employment agreement in May 2002, which was most recently amended in June 2007. The agreement, as amended, provides for a term ending in May 2008, with automatic renewals thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. Pursuant to these arrangements, the term of the agreement has been extended to May 2011. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company. In consideration for these covenants, Mr. DeMarco will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. DeMarco is terminated without cause or resigns for good reason, Mr. DeMarco is entitled to 12 months salary as severance at his then-current annual salary.

Diane M. Miller, our Executive Vice President and Chief Creative Officer, entered into an employment agreement in 1990, which was amended and restated in November 2004. The agreement provides for a term ending in November 2007, with automatic renewals thereafter for successive one-year periods unless terminated by either party at least 180 days prior to the end of the contract year. Pursuant to these arrangements, the term of the agreement has been extended to November 2011. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Ms. Miller ceases to be employed. In consideration for these covenants, Ms. Miller will receive on a monthly basis, 60% of her monthly salary in effect at the time her employment ceased. If Ms. Miller is terminated without cause or if Ms. Miller resigns for good reason, Ms. Miller is entitled to 12 months of severance at the rate in effect at the time her employment ceased. We have a right of first refusal with respect to any share transfers of Company stock by Ms. Miller to a competitor.

Compensation of Non-Management Directors

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. For 2010, each non-management member of the Board of Directors received on a quarterly basis $3,090 for services as a director, plus $515 for each committee on which they served, plus an additional $515 for each committee of which they were the chair. Mr. Peoples received an addition $1,030 per quarter for his duties as the Board of Directors Chairman. Mr. Bergstrom received an additional $5,000 per quarter for his services on the audit and compensation committee. Non-employee directors were also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, each non-employee director receives nonqualified options to purchase our common stock at an option price equal to the fair market value of our common stock on the date that the option is granted. The options are exercisable in annual increments of 25% each over a four-year period during the term of the options, which was five years. On April 12, 2010, non-management directors were granted 2,000 stock options under the terms described above at a strike price of $1.59.

In calendar year 2009, options previously granted to Messrs Christianson (5,000), Bergstrom (5,000) and Dolan (37,500) expired and on October 14, 2009 Messrs Christianson, Bergstrom and Dolan were issued new options in the amounts noted above, at a strike price of $3.00.

Non-Management Director Compensation for the Fiscal Year Ended May 31, 2010

	Fees Earned
	or	Option		All Other
	Paid in Cash	Awards		Compensation		Total
G. Thomas Ahern	$14,420	$2,750	(a)	$-		$17,170
John C. Bergstrom	$42,660	$3,275	(a)	$-		$45,935
Richard J. Casabonne	$14,420	$2,750	(a)	$40,000	(b)	$57,170
Anton J. Christianson	$18,540	$3,275	(a)	$-		$21,815
James P. Dolan	$16,480	$6,686	(a)	$-		$23,166
James J. Peoples	$16,480	$1,829	(a)	$40,000	(c )	$58,309

(a)
These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2010 in accordance with ASC 718, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 8 to the Consolidated Financial Statements for the fiscal year ended May 31, 2010.

(b)	Mr. Casabonne received an additional $10,000 per quarter for his services related to marketing and product development.

(c)	Mr. Peoples received an additional $10,000 per quarter for his services related to business development.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information provided to the Company as to the beneficial ownership of our Common Stock as of July 15, 2010 by (i) the only stockholders known to the Company to hold 5% or more of such stock, and (ii) each of the directors, the Named Executives set forth in the Summary Compensation Table in Item 11, and directors and officers as a group.

	Common Stock
	Beneficially
Beneficial Owner	Owned	Total (%)

Anton J. Christianson (1) (2)	1,705,938	38.1%
NAP & CO - c/o Delaware State Pension Fund (3)	603,151	13.5%
James J. Peoples (1) (4)	576,081	12.9%
Dolphin Offshore Partners, Inc. (5)	361,887	8.1%
Diane M. Miller (1) (4)	342,516	7.5%
Brian T. Beckwith (1) (4)	366,554	7.6%
Michael L. DeMarco (1)	74,500	1.6%
John C. Bergstrom (1)	60,400	1.3%
James P. Dolan (1)	28,209	*
Richard J. Casabonne (1)	38,834	*
G. Thomas Ahern (1)	22,000	*
Directors and Officers as a group (9 persons) (1) (2)	3,512,032	63.2%

* Less than 1%

(1)
Includes shares of Common Stock subject to outstanding stock options exercisable within 60 days as follows: Mr. Christianson, 20,084 shares; Mr. Peoples, 4,500 shares; Ms. Miller, 91,500 shares; Mr. Beckwith, 331,500 shares; Mr. DeMarco, 74,500 shares; Mr. Bergstrom, 20,084 shares; Mr. Dolan, 28,209 shares; Mr. Casabonne, 38,834 shares; Mr. Ahern, 18,000 and directors and officers as a group, 627,211 shares.

(2)
Mr. Christianson’s ownership includes ownership of 1,613,915 shares held by Adam Smith Growth Partners, 70,619 shares held by Adam Smith Fund, LLC and 1,320 shares held individually.  The managing member of Adam Smith Growth Partners is Adam Smith Companies, LLC. Mr. Christianson, as manager of Adam Smith Companies, LLC, has voting and investment powers with respect to the securities owned by Adam Smith Growth Partners. The managing member of Adam Smith Fund, LLC is Adam Smith Management, LLC, whose managing member is Adam Smith Companies, LLC. Mr. Christianson, as manager of Adam Smith Companies, LLC, has investment and voting powers with respect to the securities owned by Adam Smith Fund, LLC. Mr. Christianson, Adam Smith Companies, LLC, and Adam Smith Management, LLC disclaim beneficial ownership of the securities held by Adam Smith Growth Partners and Adam Smith Fund, LLC except to the extent of their pecuniary interest in such securities. The address of Mr. Christianson and each of the Adam Smith entities is 301 Carlson Parkway, Suite #103, Minnetonka, MN 55305.

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

Equity Compensation Plan Table

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of May 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	835,636	$3.21	115,200

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None

Director Independence

The Board of Directors of the Company has determined that Messrs. Ahern, Bergstrom, Casabonne, Christianson and Dolan are “independent” directors, as that term is defined under the rules of The NASDAQ Stock Market for companies included in The NASDAQ Capital Market.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the fiscal year ended May 31, 2010, Rothstein, Kass & Company, P.C. provided various audit and non-audit services to the Company and billed the Company for these services as follows:

(a)
Audit Fees. Fees for audit services totaled approximately $80,000 in fiscal 2010 which included the fees for the annual audits and the unaudited November 30, 2009 and February 28, 2010 interim reviews of the Company’s quarterly reports on Form 10-Q.

(b)	Audit-Related Fees. There were no fees incurred for audit-related services in fiscal 2010.

(c)	Tax Fees. There were no fees incurred for tax services, including certain tax compliance assistance in fiscal 2010.

(d)	All Other Fees. There were no other services in fiscal 2010 provided by Rothstein, Kass & Company, P.C. not included in the above.

In connection with the fiscal years ended May 31, 2010 and May 31, 2009, McGladrey & Pullen, LLP and its related entity RSM McGladrey, Inc., provided various audit and non-audit services to the Company and billed the Company for these services as follows:

(a)
Audit Fees. Fees for audit services totaled approximately $20,000 in fiscal 2010 and approximately $132,000 in fiscal 2009 including fees for the annual audits and the reviews of the Company’s quarterly reports on Form 10-Q.

(b)
Audit-Related Fees. Fees for audit-related services totaled approximately $ 5,000 and $-0- fiscal 2010 and fiscal 2009, respectively. These services related to responding to technical and accounting questions and the related research, meetings with management and transition relating to the Company’s appointment of Rothstein, Kass & Company, P.C. as the Company’s independent registered public accounting firm.

(c)	Tax Fees. Fees for tax services, including certain tax compliance assistance, totaled $-0- for both fiscal 2010 and fiscal 2009.

(d)	All Other Fees. There were no other services provided by McGladrey & Pullen, LLP or RSM McGladrey, Inc., not included above, in either fiscal 2010 or fiscal 2009.

The Audit Committee preapproves all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis. All of the services provided by the independent registered public accounting firms during fiscal 2010 and fiscal 2009, including services related to Audit-Related Fees and Tax Fees have been approved by the Audit Committee under its pre-approval process. The Audit Committee has considered whether the provision of services related to the Audit-Related Fees, Tax Fees and All Other Fees was compatible with maintaining the independence of Rothstein, Kass & Company, P.C. and McGladrey & Pullen, LLP and determined that such services did not adversely affect the independence of either firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements. See Item 8 above.

(2)	Exhibits. The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2001).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated May 23, 2007).

10.1‡	Registrant's 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-KSB for the year ended December 31, 1998).

10.2‡	Registrant’s 2009 Stock Plan. (incorporated by reference to Exhibit 99.1 to the Registrants Registration Statement on Form S-8 Registration No. 333-162914 filed November 5, 2009)

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

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Form 10-KSB for the year ended December 31, 2003).

21	Subsidiaries of the Registrant: Peoples Education, Inc., a Delaware corporation.

23.1*	Consent of McGladrey & Pullen, LLP.

23.2*	Consent of Rothstein, Kass & Company, P.C.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡ Management contract or compensatory plan.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES EDUCATIONAL HOLDINGS, INC.

Date: August 9, 2010
/s/ Brian T. Beckwith
Brian T. Beckwith, Chief Executive Officer, President (principal executive officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 9, 2010

/s/ Brian T. Beckwith
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