Form 10-K/A
period 2010-05-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2010-09-17
CIK 729156

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on August 9, 2010. This Amendment No. 1 is being filed solely for the purpose of correcting a typographical error in the beneficial ownership of our directors and officers as a group, shown in the beneficial ownership table in Part III, Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. This Amendment No. 1 amends and restates Item 12 of Part III in its entirety. No other information included in the original Form 10-K is amended hereby.

For convenience and ease of reference, we are filing the Annual Report in its entirety with applicable changes. This Amendment No. 1 to our Annual Report on Form 10-K does not reflect events occurring after the original filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as described above. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included as exhibits to this Amendment No. 1.

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

	Common Stock
	Beneficially
Beneficial Owner	Owned	Total (%)

Anton J. Christianson (1) (2)	1,705,938	38.1%
NAP & CO - c/o Delaware State Pension Fund (3)	603,151	13.5%
James J. Peoples (1) (4)	576,081	12.9%
Dolphin Offshore Partners, Inc. (5)	361,887	8.1%
Diane M. Miller (1) (4)	342,516	7.5%
Brian T. Beckwith (1) (4)	366,554	7.6%
Michael L. DeMarco (1)	74,500	1.6%
John C. Bergstrom (1)	60,400	1.3%
James P. Dolan (1)	28,209	*
Richard J. Casabonne (1)	38,834	*
G. Thomas Ahern (1)	22,000	*
Directors and Officers as a group (9 persons) (1) (2)	3,215,032	63.2%

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

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Form 10-KSB for the year ended December 31, 2003).

21	Subsidiaries of the Registrant: Peoples Education, Inc., a Delaware corporation.

23.1**	Consent of McGladrey & Pullen, LLP.

23.2**	Consent of Rothstein, Kass & Company, P.C.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan.
*	Filed herewith.
**	Filed on August 9, 2010, with the Registrant's Form 10-K for the year ended May 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES EDUCATIONAL HOLDINGS, INC.

Date: September 17, 2010
/s/ Brian T. Beckwith
Brian T. Beckwith, Chief Executive Officer, President (principal executive officer) and Director