Form 10-Q
period 2010-08-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2010-10-08
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,465,202 shares of Common Stock (par value $0.02 per share) outstanding on September 24, 2010

TABLE OF CONTENTS

Part I
Financial Information

Item 1. Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	August 31, 2010	May 31, 2010	August 31, 2009
ASSETS

Current Assets
Cash and Cash Equivalents	$209	$110	$102
Accounts Receivable, Net of Allowances for Doubtful Accounts and Returns	5,728	2,990	6,531
Inventory, Net	3,565	3,591	3,887
Prepaid Expenses and Other	309	264	355
Prepaid Marketing Expenses	788	642	878
Deferred Income Taxes	692	833	827
Total Current Assets	11,291	8,430	12,580

Equipment - At Cost, Less Accumulated Depreciation of $2,486, $2,444 and $2,301, respectively	236	249	347

Other Assets
Deferred Prepublication Costs, Net	13,064	12,864	12,800
Deferred Income Taxes	-	477	412
Trademarks, Net	224	189	185
Prepaid Expenses and Other	149	167	250
Total Other Assets	13,437	13,697	13,647

Total Assets	$24,964	$22,376	$26,574

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,000	$2,000	$2,023
Accounts Payable	8,857	4,904	7,829
Accrued Compensation	346	153	326
Other Accrued Expenses	585	527	1,040
Deferred Revenue	441	404	259
Total Current Liabilities	12,229	7,988	11,477

Long Term Obligations, Less Current Maturities	5,845	8,584	8,122

Total Liabilities	18,074	16,572	19,599

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,481,434 shares as of August 31, 2010 and 4,478,434 shares, as of May 31, 2010 and August 31, 2009	90	90	90
Additional Paid In Capital	8,154	8,120	8,080
Accumulated Deficit	(1,290)	(2,342)	(1,131)
Treasury Stock - 16,232 shares, at cost	(64)	(64)	(64)
Total Stockholders' Equity	6,890	5,804	6,975

Total Liabilities and Stockholders' Equity	$24,964	$22,376	$26,574

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended
	August 31,
	2010	2009

Revenue, Net	$13,148	$14,749

Cost of Revenue
Direct Costs	6,666	7,413
Prepublication Cost Amortization	1,294	1,400
Total	7,960	8,813

Gross Profit	5,188	5,936

Selling, General and Administrative Expenses	3,409	3,511

Income from Operations	1,779	2,425

Other Expenses, Net	8	10
Interest Expense	101	94

Income Before Income Taxes	1,670	2,321

Income Tax Expense	618	859

Net Income	$1,052	$1,462

Net Income per Common Share:
Basic and Diluted	$0.24	$0.33

Weighted-average Number of Common Shares Outstanding:
Basic and Diluted	4,464	4,462

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Three Months Ended
	August 31,
	2010	2009
Cash Flows From Operating Activities
Net Income	$1,052	$1,462
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	42	60
Amortization of Prepublication Costs and Intangible Assets	1,301	1,403
Stock-Based Compensation	30	20
Market Value Adjustment of Interest Rate Swap	23	(39)
Deferred Income Taxes	618	859
Changes in Assets and Liabilities
Accounts Receivable	(2,738)	(3,689)
Inventory	26	332
Prepaid Expenses and Other	(27)	(9)
Prepaid Marketing Expenses	(146)	(16)
Accounts Payable and Accrued Expenses	4,204	4,172
Deferred Revenue	37	(19)
Net Cash Provided By Operating Activities	4,422	4,536

Cash Flows From Investing Activities
Purchases of Equipment	(29)	(20)
Expenditures for Intangibles	(42)	(18)
Expenditures for Prepublication Costs	(1,494)	(734)
Net Cash Used In Investing Activities	(1,565)	(772)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(2,262)	(3,193)
Exercise of Stock Options	4	-
Principal Payments On Long-Term Debt	(500)	(511)
Net Cash Used In Financing Activities	(2,758)	(3,704)

Net Increase in Cash and Cash Equivalents	99	60

Cash and Cash Equivalents
Beginning of Period	110	42
End of Period	$209	$102

Supplemental Cash Flow Information
Cash Payments for:
Interest	$66	$139

See Notes to Condensed Consolidated Financial Statements.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 1 – Nature of Business and Basis of Presentation
Nature of Business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), is a leading publisher and distributor of supplemental instructional materials for the kindergarten through high school sector (K-12).  PE designs and produces materials in both print and digital format, with a growing emphasis on Internet-based delivery. The materials are predominantly state-specific and standards-based, focused on state-required tests.  PE also distributes college preparation products developed internally and by other publishers and literacy products developed by other publishers.  Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the Company.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q and therefore do not include all information and disclosures necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented.  The operating results for the three month period ended August 31, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K/A for the year ended May 31, 2010.

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

NOTE 2 – Revenue Recognition and Accounts Receivable
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The Company recognizes subscription based revenue on its electronic products prorata over the life of the subscription agreement. The allowances for returns were as follows:

August 31, 2010	$431,000
May 31, 2010	$153,000
August 31, 2009	$803,000

This allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of revenue and accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of income.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts as of August 31, 2010, May 31, 2010 and August 31, 2009 were $10,000, $10,000 and $40,000, respectively.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 3 – Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, the Company included stock options with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  The number of additional shares was calculated by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting period.  The weighted average common shares outstanding included 324 and 0 shares of common stock equivalents for the three months ended August 31, 2010 and 2009, respectively.

NOTE 4 – Deferred Prepublication Costs
Deferred prepublication (Product Development) costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publications) using the straight-line method beginning on the in-stock date of the publication.  The activity in deferred prepublication costs is as follows for the periods presented:

(In Thousands)

	August 31,	May 31,	August 31,
	2010	2010	2009
Balances, Beginning	$12,864	$13,466	$13,466
Prepublication Cost Additions	1,494	4,782	734
Amortization Expense	(1,294)	(5,384)	(1,400)
Balances, Ending	$13,064	$12,864	$12,800

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

(In Thousands)

Remainder of fiscal year ending May 31, 2011	$3,707
Year ending May 31, 2012	4,054
Year ending May 31, 2013	2,531
Year ending May 31, 2014	1,523
Year ending May 31, 2015 and thereafter	1,249
$13,064

The future estimated expense amount is expected to increase as the Company continues its investments in product development.

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

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

The prepaid marketing expenses are presented in the balance sheets as follows:

August 31, 2010	$788,000
May 31, 2010	$642,000
August 31, 2009	$878,000

NOTE 6 – Financing Arrangements
The Company has a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.  The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. The average interest rates for the reporting periods ending August 31, 2010, May 31, 2010 and August 31, 2009 were 2.5% for all periods.  At August 31, 2010, $2.8 million was outstanding under this facility, and $7.2 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012.  The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $2.3 million of the $5 million outstanding at August 31, 2010.  In May 2007, the Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. This swap agreement expired on May 31, 2010. On June 3, 2010, the Company entered into a new swap agreement for $3 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the three months ended August 31, 2010, the Company recorded interest expense of $23,000 relating to the swap.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio.  These financial covenants also restrict the payment of dividends on the Company’s common stock. The Company is in compliance with all covenants at August 31, 2010.

NOTE 7 – Income Taxes
On a quarterly basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines the estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three months ended August 31, 2010 and 2009 were approximately 37%.

The Company established a valuation allowance of $700,000 during the fiscal year ended May 31, 2009. As of August 31, 2010, there has been no change to the valuation allowance.

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

In October 2009, the FASB issued FASB Accounting Standards Update (“FASB ASU”) No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“FASB ASU 09-13”). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB ASC 605-25 (“Revenue Recognition-Multiple-Element Arrangements”). This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect the adoption of FASB ASU 09-13 to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Each of our product lines has its own seasonality.  The revenue percentage for fiscal 2010 by quarter is summarized in the table below.

	Jun - Aug	Sep - Nov	Dec - Feb	Mar - May
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Test Preparation, Assessment, and Instruction	31%	24%	22%	23%
College Preparation	63%	16%	4%	17%
Literacy	33%	16%	23%	28%
Total Revenue	42%	21%	16%	21%

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

•
ePath Knowledge™, is a suite of online tools designed to meet unique needs of schools and districts. Our first offering, ePath Assess ™, formerly Measuring Up e-Path® was developed in conjunction with Cisco Learning Systems.  ePath Assess™ provides formative assessment and ongoing progress-monitoring that allows educators to make data-driven decisions. ePath Discovery™ delivers immediate online standards-based instructional intervention for students. Lastly, Practice Path™ provides an easy-to-use student-based interface for online standards and test-based skill building and practice. The ePath Knowledge™ suite of tools provides educators with online options to best meet the needs of their students and teachers, while providing state customized content for assessment and instruction.

Instruction
•
We have two product lines within this group: Focused Instruction and remedial and multicultural related materials. Focused Instruction materials provide standards–based, state-specific supplemental instruction in particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development.  Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force.  We continue to sell our backlist remedial and multicultural materials, but we are not investing in new development for these products.

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

Literacy Product Group

In March 2009, we entered into exclusive sales and distribution agreements within the United States for specific products with three publishers. These materials include an extensive selection of leveled reading materials; high interest engaging resources for striving readers; series that integrate reading, science and social studies; and selections and strategies for students who are in the process of learning English.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2010 vs. Three Months Ended August 31, 2009

(Amounts in Thousands - Except Per Share Data)	Three Months Ended August 31,
	2010		2009
Revenue
Test Preparation, Assessment and Instruction	$5,121	38.9%	$6,267	42.5%
College Preparation	7,177	54.6%	7,621	51.7%
Literacy	850	6.5%	861	5.8%
Total Revenue	13,148	100.0%	14,749	100.0%

Cost of Revenue
Direct Costs	6,666	50.7%	7,413	50.3%
Prepublication Cost Amortization	1,294	9.8%	1,400	9.5%
Total Cost Of Revenue	7,960	60.5%	8,813	59.8%

Gross Profit	5,188	39.5%	5,936	40.2%

Selling, General and Administrative Expenses
Marketing and Selling	2,231	17.0%	2,283	15.5%
General and Administrative	1,178	9.0%	1,228	8.3%
Total Selling, General and Administrative Expenses	3,409	25.9%	3,511	23.8%

Operating Income	1,779	13.5%	2,425	16.4%

Other Expenses, Net	8	0.1%	10	0.1%
Interest Expense	101	0.8%	94	0.6%
Income Before Income Tax Expense	1,670	12.7%	2,321	15.7%

Income Tax Expense	618	4.7%	859	5.8%

Net Income	$1,052	8.0%	$1,462	9.9%

Net Income per Common Share:
Basic and Diluted	$0.24		$0.33

Overview

The K-12 supplemental market continues to be impacted by the state and local economy budget cuts.  Due to economic conditions and the current status of state and federal economies, many schools are reacting to budgetary pressures and have been holding back or delaying orders.  These circumstances have had an adverse impact on our revenue for the period as total revenue for the quarter was $13.1 million, a decrease of 10.9% from the same period in the prior year. Test Preparation, Assessment, and Instruction product group revenue decreased 18.3% on a year-over-year basis, College Preparation product group revenue decreased 5.8% and revenue generated by our Literacy product group decreased by 1.3%. Net income for the quarter was $1.1 million, as compared to $1.5 million in the prior year.  Basic and diluted income per common share for the quarter were $0.24, compared to $0.33 for the same period last year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the quarter was $5.1 million, compared to $6.3 million during the same period in the prior year. Test Preparation and Assessment revenue for the quarter was $4.5 million, a decrease of 13.2% from the prior year, while Instruction revenue was $0.6 million, compared to $1.0 million in the prior year.

College Preparation

College Preparation revenue for the quarter was $7.2 million, compared to $7.6 million during the same period in the prior year.   Revenue from the sale of products offered from the two major college publishers was $6.9 million, a decline of 4.8% from the prior year.  Revenue from our proprietary products and other distribution products was $277,000, a decrease of $95,000 from the prior year. Revenue for this product group is extremely seasonal; historically approximately 63% of the annual revenue is derived during the three months ended August 31.

Literacy

This product group was launched in March 2009, and generated $850,000 of revenue, compared to $861,000 during the same period in the prior year. In November 2009, we expanded our product offering by adding two new series from one of our existing literacy publishers.  In addition, we anticipate growing the number of products within this group, initially through additional distribution agreements, and in the future by in-house development.

COST OF REVENUE

Cost of revenue for the quarter was $8.0 million (60.5% of revenue) compared to $8.8 million (59.8% of revenue) during the same period in the prior year.

Cost of revenue consists of two components: direct costs and amortization of prepublication costs. Direct costs consist of (1) product cost, which includes paper, printing, and binding for proprietary print products and product purchases for nonproprietary products, (2) web-hosting fees for our digital products, (3) royalties on proprietary products, and (4) warehousing and shipping costs for all non-digital products.

•	Direct costs as a percentage of revenue for the quarter were 50.7%, as compared to 50.3% during the same period in the prior year. The increase is due to the revenue mix.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books.  Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice.  For the quarter, we amortized $1.3 million of prepublication costs, a decrease of $0.1 million from the prior year.

MARKETING AND SELLING

Marketing and selling expenses for the quarter were $2.2 million, a decrease of 2.3% from the prior year. The expense as a percent of revenue increased from 15.5% in the prior year to 17.0% in the current period due to a year-over-year decline in revenue.

Marketing expenses within this category increased $75,000 for the quarter.  Of the total increase $60,000 relates to the timing of catalog expenses and the balance of the increase was general marketing costs.   Selling expenses within this category decreased $127,000 from the prior year primarily due to the revenue mix. As a percentage of revenue, the expense increased from 12.1% in the prior year to 12.6%, primarily due to the revenue mix.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter were $1.2 million, a decrease of 4.1% compared to the prior year.  The decrease is due to overall cost containment efforts.

INTEREST EXPENSE

Interest expense for the quarter was $101,000, compared to $94,000 for the same period in the prior year.  The change is due to lower average outstanding debt on a year-over-year basis offset by a decline in the fair-value of our swap agreement.  Included in interest expense for the quarter was $23,000 of expense, compared to $39,000 of income during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended August 31, 2010 was $4.4 million.  Cash was primarily provided by our net income before depreciation, amortization and deferred income taxes, as well as increases in accounts payable and accrued expenses offset by an increase in accounts receivable.

Net cash used in investing activities was $1.6 million, consisting primarily of prepublication expenditures of $1.5 million.  Prepublication expenditures for the period were $0.8 million higher than the prior year. The increase in expenditures is primarily related to timing, as we expect the full year expenditures to be comparable to the prior year expenditures of $4.8 million.

Net cash used in financing activities was $2.8 million, consisting of $2.3 million of net payments on our revolving line of credit and $0.5 million of payments on our term loan.

We have a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.  The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. The average interest rates for the reporting periods ending August 31, 2010, May 31, 2010 and August 31, 2009 were 2.5% for all periods. At August 31, 2010, $2.8 million was outstanding under this facility, and $7.2 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012.  The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $2.3 million of the $5 million outstanding at August 31, 2010.  In May 2007, the Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. This swap agreement expired on May 31, 2010. On June 3, 2010, the Company entered into a new swap agreement for $3 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the three months ended August 31, 2010, the Company recorded interest expense of $23,000 relating to the swap.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are summarized in the footnotes to our financial statements included in our May 31, 2010 Form 10-K/A.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results may differ from these estimates under different assumptions and conditions.  Certain of the most critical estimates that require significant judgment are as follows:

Revenue Recognition and Allowance for Returns
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. On August 31, 2010, we had a returns valuation allowance of $431,000.  The allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns.  We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. Subscription based revenue on our electronic products is recognized prorata over the life of the subscription agreement.

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications.  The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows.  On August 31, 2010, we had an allowance against this asset of $137,000.  If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge may be necessary.

Allowance for Doubtful Accounts
Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a monthly review of all outstanding amounts. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 at August 31, 2010 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory on hand for salability.  This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management.  Any slow-moving or non-salable inventory identified is reserved or written down at that time.  The reserve of $955,000 at August 31, 2010 is believed to be adequate to cover potential inventory loss exposure.

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
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended August 31, 2010, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock.  We did not repurchase any shares during the three months ended August 31, 2010.  At August 31, 2010, 83,768 shares remained that could be purchased under the plan or programs.  No share repurchase plan or program expired, or was terminated, during the period covered by this report.

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

Dated: October 8, 2010	PEOPLES EDUCATIONAL HOLDINGS, INC.

By: /s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer