Form 10-Q
period 2010-11-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2011-01-11
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,465,202 shares of Common Stock (par value $0.02 per share) outstanding on January 3, 2011

TABLE OF CONTENTS

 Part I
Financial Information

Item 1. Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	November 30, 2010	May 31, 2010	November 30, 2009
ASSETS

Current Assets
Cash and Cash Equivalents	$34	$110	$118
Accounts Receivable, Net of Allowances for
Doubtful Accounts and Returns	2,190	2,990	2,203
Inventory, Net	3,673	3,591	4,047
Prepaid Expenses and Other	320	264	347
Prepaid Marketing Expenses	625	642	617
Deferred Income Taxes	632	833	708
Total Current Assets	7,474	8,430	8,040

Equipment - At Cost, Less Accumulated Depreciation
of $2,528, $2,444 and $2,358, respectively	206	249	319

Other Assets
Deferred Prepublication Costs, Net	13,445	12,864	12,233
Deferred Income Taxes	402	477	700
Trademarks, Net	226	189	188
Prepaid Expenses and Other	131	167	224
Total Other Assets	14,204	13,697	13,345

Total Assets	$21,884	$22,376	$21,704

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,000	$2,000	$2,012
Accounts Payable	6,097	4,904	5,392
Accrued Compensation	199	153	155
Other Accrued Expenses	438	527	557
Deferred Revenue	534	404	375
Total Current Liabilities	9,268	7,988	8,491

Long Term Obligations, Less Current Maturities	6,315	8,584	6,528

Total Liabilities	15,583	16,572	15,019

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,481,434 shares as of November 30, 2010 and 4,478,434 shares, as of May 31, 2010 and November 30, 2009	90	90	90
Additional Paid In Capital	8,146	8,120	8,094
Accumulated Deficit	(1,871)	(2,342)	(1,435)
Treasury Stock - 16,232 shares, at cost	(64)	(64)	(64)
Total Stockholders' Equity	6,301	5,804	6,685

Total Liabilities and Stockholders' Equity	$21,884	$22,376	$21,704

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Revenue, Net	$6,156	$7,305	$19,304	$22,054

Cost of Revenue
Direct Costs	2,399	2,727	9,065	10,141
Prepublication Cost Amortization	1,239	1,328	2,533	2,728
Total	3,638	4,055	11,598	12,869

Gross Profit	2,518	3,250	7,706	9,185

Selling, General and Administrative Expenses	3,374	3,640	6,783	7,150

Income (Loss) from Operations	(856)	(390)	923	2,035

Other Expenses, Net	9	3	17	14
Interest Expense	58	65	159	160

Income (Loss) Before Income Taxes	(923)	(458)	747	1,861

Income Tax Expense (Benefit)	(342)	(155)	276	703

Net Income (Loss)	$(581)	$(303)	$471	$1,158

Net Income (Loss) per Common Share:
Basic and Diluted	$(0.13)	$(0.07)	$0.11	$0.26

Weighted-average Number of
Common Shares Outstanding:
Basic	4,465	4,462	4,464	4,462
Diluted	4,465	4,462	4,465	4,465

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Six Months Ended
	November 30,
	2010	2009
Cash Flows From Operating Activities
Net Income	$471	$1,158
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	84	117
Amortization of Prepublication Costs and Intangible Assets	2,544	2,735
Stock-Based Compensation	22	34
Market Value Adjustment of Interest Rate Swap	16	(79)
Deferred Income Taxes	276	690
Changes in Assets and Liabilities
Accounts Receivable	800	639
Inventory	(82)	172
Prepaid Expenses and Other	(20)	25
Prepaid Marketing Expenses	17	245
Accounts Payable and Accrued Expenses	1,150	1,081
Deferred Revenue	130	97
Net Cash Provided By Operating Activities	5,408	6,914

Cash Flows From Investing Activities
Purchases of Equipment	(41)	(49)
Expenditures for Intangibles	(48)	(25)
Expenditures for Prepublication Costs	(3,114)	(1,495)
Net Cash Used In Investing Activities	(3,203)	(1,569)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(1,285)	(4,247)
Exercise of Stock Options	4	-
Principal Payments On Long-Term Debt	(1,000)	(1,022)
Net Cash Used In Financing Activities	(2,281)	(5,269)

Net Increase (Decrease) in Cash and Cash Equivalents	(76)	76

Cash and Cash Equivalents
Beginning of Period	110	42
End of Period	$34	$118

Supplemental Cash Flow Information
Cash Payments for:
Interest	$135	$252

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q for interim financial information and therefore do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented.  The operating results for the three and six month periods ended November 30, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K/A for the year ended May 31, 2010.

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

NOTE 2 – Revenue Recognition and Accounts Receivable
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The Company recognizes subscription based revenue on its digital products prorata over the life of the subscription agreement. The allowances for returns were as follows:

November 30, 2010	$266,000
May 31, 2010	$153,000
November 30, 2009	$758,000

This allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of revenue and accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of operations.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts as of November 30, 2010, May 31, 2010 and November 30, 2009 were $10,000, $10,000 and $40,000, respectively.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 3 – Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.  Due to the net losses for the three months ended November 30, 2010 and 2009, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive.  The dilutive effect of these additional shares for the six months ended November 30, 2010 and 2009 was to increase the weighted average common shares outstanding by 283 and 3,238 shares, respectively.

NOTE 4 – Deferred Prepublication Costs
Deferred prepublication (product development) costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publications) using the straight-line method beginning on the in-stock date of the publication.  The activity in deferred prepublication costs is as follows for the periods presented:

(In Thousands)
	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Balances, Beginning	$13,064	$12,800	$12,864	$13,466
Prepublication Cost Additions	1,620	761	3,114	1,495
Amortization Expense	(1,239)	(1,328)	(2,533)	(2,728)
Balances, Ending	$13,445	$12,233	$13,445	$12,233

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

(In Thousands)

Remainder of fiscal year ending May 31, 2011	$2,718
Year ending May 31, 2012	4,523
Year ending May 31, 2013	3,002
Year ending May 31, 2014	1,814
Year ending May 31, 2015 and thereafter	1,388
$13,445

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

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

The prepaid marketing expenses are presented in the balance sheets as follows:

November 30, 2010	$625,000
May 31, 2010	$642,000
November 30, 2009	$617,000

NOTE 6 – Financing Arrangements
The Company has a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.  The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. The average interest rates for the reporting periods ending November 30, 2010, May 31, 2010 and November 30, 2009 was 2.5%.  At November 30, 2010, $3.8 million was outstanding under this facility, and $6.2 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012.  The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $2.05 million of the $4.5 million outstanding at November 30, 2010.  In May 2007, the Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. This swap agreement expired on May 31, 2010. On June 3, 2010, the Company entered into a new swap agreement for $3 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the six months ended November 30, 2010, the Company recorded interest expense of $16,000 relating to the swap.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio.  These financial covenants also restrict the payment of dividends on the Company’s common stock. The Company is in compliance with all covenants at November 30, 2010.

NOTE 7 – Income Taxes
On a quarterly basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines the estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the six months ended November 30, 2010 and 2009 were approximately 37%.

The Company established a valuation allowance of $700,000 during the fiscal year ended May 31, 2009. As of November 30, 2010, there has been no change to the valuation allowance.

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

PRODUCT OVERVIEW

We are a leading publisher and distributor of supplemental instructional materials for the kindergarten through high school sector.  We design and produce materials in both print and digital formats, with a growing emphasis on Internet-based delivery. The materials are predominantly state-specific and standards-based, focused on state-required tests.  We also distribute college preparation products developed internally, and by other publishers, and literacy products developed by other publishers.

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

Literacy Product Group

In March 2009, we entered into exclusive sales and distribution agreements within the United States for specific products with three publishers. These materials include an extensive selection of leveled reading materials; high interest engaging resources for striving readers; series that integrate reading, science and social studies; and selections and strategies for students who are in the process of learning English. In November 2009, we expanded our product offering by adding two new series from one of our existing literacy publishers.  We anticipate further growing the number of products within this group, initially through additional distribution agreements, and in the future by in-house development.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2010 vs. Three Months Ended November 30, 2009

(Amounts in Thousands - Except Per Share Data)	Three Months Ended November 30,
	2010		2009
Revenue
Test Preparation, Assessment and Instruction	$3,978	64.6%	$4,907	67.2%
College Preparation	1,807	29.4%	1,993	27.3%
Literacy	371	6.0%	405	5.5%
Total Revenue	6,156	100.0%	7,305	100.0%

Cost of Revenue
Direct Costs	2,399	39.0%	2,727	37.3%
Prepublication Cost Amortization	1,239	20.1%	1,328	18.2%
Total Cost Of Revenue	3,638	59.1%	4,055	55.5%

Gross Profit	2,518	40.9%	3,250	44.5%

Selling, General and Administrative Expenses
Marketing and Selling	2,329	37.8%	2,496	34.2%
General and Administrative	1,045	17.0%	1,144	15.7%
Total Selling, General and Administrative Expenses	3,374	54.8%	3,640	49.8%

Operating Loss	(856)	-13.9%	(390)	-5.3%

Other Expenses, Net	9	0.1%	3	0.0%
Interest Expense	58	0.9%	65	0.9%
Loss Before Income Tax Benefit	(923)	-15.0%	(458)	-6.3%

Income Tax Benefit	(342)	-5.6%	(155)	-2.1%

Net Loss	$(581)	-9.4%	$(303)	-4.1%

Net Loss per Common Share:
Basic and Diluted	$(0.13)		$(0.07)

Overview

The K-12 supplemental market continues to be impacted by state and local budget cuts as schools are reacting to budgetary pressures and are delaying, and in some cases reducing or not placing orders for supplemental materials.  These circumstances have had an adverse impact on our revenue for the quarter as revenue was $6.2 million, a decrease of 15.7% from the same period in the prior year. Test Preparation, Assessment, and Instruction product group revenue decreased 18.9% on a year-over-year basis, College Preparation product group revenue decreased 9.3% and Literacy product group revenue decreased by 8.4%. Net loss for the quarter was $0.6 million, as compared to $0.3 million in the prior year.  Basic and diluted loss per common share for the quarter was $0.13, compared to $0.07 for the same period last year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the quarter was $4.0 million, compared to $4.9 million during the same period in the prior year. Test Preparation and Assessment revenue was $3.5 million, a decrease of 20.3% from the prior year, while Instruction revenue was $0.4 million, compared to $0.5 million in the prior year.

College Preparation

College Preparation revenue for the quarter was $1.8 million, compared to $2.0 million during the same period in the prior year.   Revenue from the sale of products offered from the two major college publishers was $1.7 million, a decline of 10.3% from the prior year.  Revenue from our proprietary products and other distribution products was $118,000, an increase of 6.3% from the prior year. Revenue for this product group is extremely seasonal; historically approximately 16% of the annual revenue is derived during this quarter.

Literacy

Revenue for this product group for the quarter was $371,000, a decline of $34,000 from the prior year. This product group was launched in March 2009 and in November 2009 we expanded our product offering by adding two new series from one of our existing literacy publishers.  We anticipate further growing the number of products within this group, initially through additional distribution agreements, and in the future by in-house development.

COST OF REVENUE

Cost of revenue for the quarter was $3.6 million (59.1% of revenue) compared to $4.1 million (55.5% of revenue) during the same period in the prior year.

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

•	Direct costs as a percentage of revenue for the quarter were 39.0%, as compared to 37.3% during the same period in the prior year. The increase is due to the revenue mix.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books.  Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice.  For the quarter, we amortized $1.2 million of prepublication costs, a decrease of $89,000 and 6.7% from the prior year.

MARKETING AND SELLING

Marketing and selling expenses for the quarter were $2.3 million, a year-over-year decrease of $167,000 and 6.7%. The expense as a percent of revenue increased from 34.2% in the prior year to 37.8% in the current period due to a revenue decline.

Marketing expenses within this category decreased $154,000 for the quarter.  Of the total decrease $142,000 relates to the timing of catalog and samples mailings.  Selling expenses within this category decreased $13,000 from the prior year primarily due to the revenue mix. As a percentage of revenue, the expense increased from 20.1% in the prior year to 23.6%, primarily due to revenue mix and the hiring of additional personnel.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter were $1.0 million, a decrease of $99,000 and 8.7% compared to the prior year.  The decrease is due to overall cost containment efforts.

INTEREST EXPENSE

Interest expense for the quarter was $58,000, compared to $65,000 for the same period in the prior year.  The year-over-year change is due to a lower interest rate on the swap portion of our term loan, and lower average outstanding debt, offset by the change in the fair-value of our swap agreement.  Included in interest expense for the quarter was $7,000 of income, compared to $40,000 of income during the same period in the prior year.

Six Months Ended November 30, 2010 vs. Six Months Ended November 30, 2009

(Amounts in Thousands - Except Per Share Data)	Six Months Ended November 30,
	2010		2009
Revenue
Test Preparation, Assessment and Instruction	$9,100	47.1%	$11,173	50.7%
College Preparation	8,984	46.5%	9,614	43.6%
Literacy	1,220	6.3%	1,267	5.7%
Total Revenue	19,304	100.0%	22,054	100.0%

Cost of Revenue
Direct Costs	9,065	47.0%	10,141	46.0%
Prepublication Cost Amortization	2,533	13.1%	2,728	12.4%
Total Cost Of Revenue	11,598	60.1%	12,869	58.4%

Gross Profit	7,706	39.9%	9,185	41.6%

Selling, General and Administrative Expenses
Marketing and Selling	4,560	23.6%	4,779	21.7%
General and Administrative	2,223	11.5%	2,371	10.8%
Total Selling, General and Administrative Expenses	6,783	35.1%	7,150	32.4%

Operating Income	923	4.8%	2,035	9.2%

Other Expenses, Net	17	0.1%	14	0.1%
Interest Expense	159	0.8%	160	0.7%
Income Before Income Tax Expense	747	3.9%	1,861	8.4%

Income Tax Expense	276	1.4%	703	3.2%

Net Income	$471	2.4%	$1,158	5.3%

Net Income per Common Share:
Basic and Diluted	$0.11		$0.26

Overview

The six months ended November 30, 2010 continued to be challenging, as many schools are reacting to budgetary pressures and have been delaying or reducing orders and in some instances not purchasing new materials for the classrooms.   These circumstances have had an adverse impact on our revenue for the period.  Net revenue for the six month period ended November 30, 2010 was $19.3 million, a decline of 12.5% from the same period in the prior year.  Test Preparation, Assessment, and Instruction product group revenue decreased 18.6% on a year-over-year basis while College Preparation product group revenue decreased 6.6% and Literacy product group revenue decreased by 3.7%.

Although we did lower our expenses on a year-over-year basis, these reductions were not able to offset the decline in revenue resulting in net income for the six month period of $0.5 million, a decrease of $0.7 million over the prior year.  Basic and diluted earnings per common share for the period were $0.11 compared to $0.26 in the prior year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the six months ended November 30, 2010 was $9.1 million, a decline of 18.6% compared to the prior year. Test Preparation and Assessment revenue for the period was $8.1 million, a 16.4% decline from the prior year while Instruction revenue was $1.0 million, a decrease of $0.5 million on a year-over-year basis.

College Preparation

College Preparation revenue for the six-month period was $9.0 million, compared to $9.6 million during the same period in the prior year.  Revenue from the sale of products offered from the two major college publishers, which represents more than 90% of the total revenue within this product group, was $8.6 million, a decline of 5.9% compared to the prior year. Revenue from other distribution agreements and from our proprietary products was $395,000, a decline of $89,000 from the prior year.  Revenue for this product group is extremely seasonal; historically over 79% of the annual revenue is derived in the six months ended November 30th.

Literacy

Revenue for this product group for the six-month period was $1.2 million, a decline of 3.7%. We entered this market in March 2009 and in November 2009 we expanded our product offering by adding two new series from one of our existing literacy publishers. We expect to continue growing this product group by adding new products, initially through additional distribution agreements, and in the future by in-house development.

COST OF REVENUE

Cost of revenue for the six-month period was $11.6 million (60.1% of revenue) compared to $12.9 million (58.4% of revenue) during the same period in the prior year.

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

•
Direct costs as a percentage of revenue increased from 46.0% in the prior year to 47.0% in the current year.  The percentage increase is primarily due to revenue mix, as College Preparation revenue for the period increased from 43.6% of the total revenue in the prior year, to 46.5% in the current year.  College Preparation direct costs are substantially higher than those of our other products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books.  Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the period, we amortized $2.5 million of prepublication costs, a year-over-year decline of $195,000 and 7.1% due to lower spending levels over the past several fiscal years.

MARKETING AND SELLING

Marketing and selling expenses for the six-month period were $4.6 million which represents a decrease of $219,000 and 4.6% from the prior year. As a percent of revenue however, the expense increased from 21.7% in the prior year to 23.6% in the current year as a result of lower revenue.

Marketing expenses within this category decreased $77,000 for the period primarily relating to the timing of samples.  Selling expenses within this category decreased $142,000 from the prior year due primarily lower commissions as a result of lower revenue, offset by an increase in personnel.  As a percentage of revenue, selling expenses increased from 14.7% in the prior year to 16.1% due primarily to revenue mix.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the period were $2.2 million, a decrease of 6.2% from the prior year.

INTEREST EXPENSE

Interest expense for the six months ended November 30, 2010 was $159,000, which was consistent with the prior year.  For the current period the interest rate on the swap portion of our term loan and the average outstanding debt was lower than the prior year. These fluctuations were offset by the change in the fair-value adjustment of the swap agreement, which for the current six month period was $16,000 of expense, compared to $79,000 of income in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended November 30, 2010 was $5.4 million.  Cash was primarily provided by our net income before depreciation, amortization and deferred income taxes, as well as increases in accounts payable and accrued expenses and a decrease in accounts receivable.

Net cash used in investing activities was $3.2 million, consisting primarily of prepublication expenditures of $3.1 million.  Prepublication expenditures for the period were $1.6 million higher than the prior year. The increase in expenditures is primarily related to timing, as we expect the full year expenditures to be comparable to the prior year expenditures of $4.8 million.

Net cash used in financing activities was $2.3 million, consisting of $1.3 million of net payments on our revolving line of credit and $1.0 million of payments on our term loan.

We have a $20 million credit agreement with Sovereign Bank.  Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.  The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012.  The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of our total funded debt to EBITDA. The average interest rates for the reporting periods ending November 30, 2010, May 31, 2010 and November 30, 2009 were 2.5%. At November 30, 2010, $3.8 million was outstanding under this facility, and $6.2 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012.  The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008.  The term loan bears interest at the same rate as the revolving line of credit for $2.05 million of the $4.5 million outstanding at November 30, 2010.  In May 2007, we entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. This swap agreement expired on May 31, 2010. On June 3, 2010, we entered into a new swap agreement for $3 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the six months ended November 30, 2010, we recorded interest expense of $16,000 relating to the swap.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio.  These financial covenants restrict the payment of dividends on our common stock.

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

Revenue Recognition and Allowance for Returns
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. On November 30, 2010, we had a returns valuation allowance of $266,000.  The allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns.  We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. Subscription based revenue on our digital products is recognized prorata over the life of the subscription agreement.

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications.  The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows.  On November 30, 2010, we had an allowance against this asset of $137,000.  If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge may be necessary.

Allowance for Doubtful Accounts
Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a monthly review of all outstanding amounts. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 at November 30, 2010 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory on hand for salability.  This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management.  Any slow-moving or non-salable inventory identified is reserved or written down at that time.  The reserve of $976,000 at November 30, 2010 is believed to be adequate to cover potential inventory loss exposure.

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
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2010, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock.  We did not repurchase any shares during the three months ended November 30, 2010.  At November 30, 2010, 83,768 shares remained that could be purchased under the plan or programs.  No share repurchase plan or program expired, or was terminated, during the period covered by this report.

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

Dated: January 11, 2011	PEOPLES EDUCATIONAL HOLDINGS, INC.

By: /s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer