Form 10-Q
period 2011-02-28
PEOPLES EDUCATIONAL HOLDINGS
filed 2011-04-08
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,465,202 shares of Common Stock (par value $0.02 per share) outstanding on March 31, 2011.

 Part I
Financial Information

Item 1. Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	February 28, 2011	May 31, 2010	February 28, 2010
ASSETS

Current Assets
Cash and Cash Equivalents	$33	$110	$95
Accounts Receivable, Net of Allowances for Doubtful Accounts and Returns	2,204	2,990	2,261
Inventory, Net	3,554	3,591	3,980
Prepaid Expenses and Other	390	264	357
Prepaid Marketing Expenses	710	642	443
Deferred Income Taxes	900	833	938
Total Current Assets	7,791	8,430	8,074

Equipment - At Cost, Less Accumulated Depreciation of $2,551, $2,444 and $2,405, respectively	308	249	272

Other Assets
Deferred Prepublication Costs, Net	13,095	12,864	11,991
Deferred Income Taxes	502	477	212
Trademarks, Net	232	189	189
Prepaid Expenses and Other	114	167	185
Total Other Assets	13,943	13,697	12,577
Total Assets	$22,042	$22,376	$20,923
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,000	$2,000	$2,000
Accounts Payable	4,004	4,904	3,322
Accrued Compensation	391	153	241
Other Accrued Expenses	506	527	444
Deferred Revenue	508	404	546
Total Current Liabilities	7,409	7,988	6,553
Long Term Obligations, Less Current Maturities	8,810	8,584	8,475
Total Liabilities	16,219	16,572	15,028

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued:
4,481,434 shares as of February 28, 2011 and 4,478,434 shares, as of May 31, 2010 and February 28, 2010	90	90	90
Additional Paid In Capital	8,294	8,120	8,105
Accumulated Deficit	(2,497)	(2,342)	(2,236)
Treasury Stock - 16,232 shares, at cost	(64)	(64)	(64)
Total Stockholders' Equity	5,823	5,804	5,895
Total Liabilities and Stockholders' Equity	$22,042	$22,376	$20,923

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Revenue, Net	$5,126	$5,450	$24,430	$27,504

Cost of Revenue
Direct Costs	1,496	1,809	10,561	11,950
Prepublication Cost Amortization	1,385	1,364	3,918	4,092
Total	2,881	3,173	14,479	16,042

Gross Profit	2,245	2,277	9,951	11,462

Selling, General and Administrative Expenses	3,162	3,398	9,945	10,548

Income (Loss) from Operations	(917)	(1,121)	6	914

Other Expenses, Net	5	11	22	25
Interest Expense	71	46	230	206

Income (Loss) Before Income Taxes	(993)	(1,178)	(246)	683

Income Tax Expense (Benefit)	(368)	(377)	(91)	326

Net Income (Loss)	$(625)	$(801)	$(155)	$357

Net Income (Loss) per Common Share:
Basic and Diluted	$(0.14)	$(0.18)	$(0.03)	$0.08

Weighted-average Number of Common Shares Outstanding:
Basic	4,465	4,462	4,465	4,462
Diluted	4,465	4,462	4,465	4,465

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Nine Months Ended
	February 28,
	2011	2010
Cash Flows From Operating Activities
Net Income (Loss)	$(155)	$357
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities
Depreciation	107	164
Amortization of Prepublication Costs and Intangible Assets	3,936	4,104
Stock-Based Compensation	170	45
Market Value Adjustment of Interest Rate Swap	15	(117)
Deferred Income Tax (Benefit)	(92)	948
Changes in Assets and Liabilities
Accounts Receivable	786	581
Inventory	37	239
Prepaid Expenses and Other	(73)	54
Prepaid Marketing Expenses	(68)	419
Accounts Payable and Accrued Expenses	(683)	(1,016)
Deferred Revenue	104	268
Net Cash Provided By Operating Activities	4,084	6,046

Cash Flows From Investing Activities
Purchases of Equipment	(166)	(49)
Expenditures for Intangibles	(61)	(31)
Expenditures for Prepublication Costs	(4,149)	(2,617)
Net Cash Used In Investing Activities	(4,376)	(2,697)

Cash Flows From Financing Activities
Net (Payments) Borrowings Under Line of Credit	1,711	(1,762)
Exercise of Stock Options	4	-
Principal Payments On Long-Term Debt	(1,500)	(1,534)
Net Cash Provided By (Used In) Financing Activities	215	(3,296)

Net Increase (Decrease) in Cash and Cash Equivalents	(77)	53

Cash and Cash Equivalents
Beginning of Period	110	42
End of Period	$33	$95

Supplemental Cash Flow Information
Cash Payments for:
Interest	$217	$382

See Notes to Condensed Consolidated Financial Statements.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 1 – Nature of Business and Basis of Presentation
Nature of Business: Peoples Educational Holdings, Inc. (PEH), through its wholly-owned subsidiary, Peoples Education, Inc. (PE), is a leading publisher and distributor of supplemental instructional materials for the kindergarten through high school sector (K-12). PE designs and produces materials in both print and digital format, with a growing emphasis on Internet-based delivery. The materials are predominantly state-specific and standards-based, focused on state-required tests. PE also distributes college preparation products developed internally and by other publishers and literacy products developed by other publishers. Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the “Company”.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q for interim financial information and therefore do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the three and nine month periods ended February 28, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K/A for the year ended May 31, 2010.

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

NOTE 2 – Revenue Recognition and Accounts Receivable
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The Company recognizes subscription based revenue on its digital products prorata over the life of the subscription agreement. The allowances for returns were as follows:

February 28, 2011	$1 50,000
May 31, 2010	$153,000
February 28, 2010	$6 19,000

This allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of revenue and accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the condensed consolidated statements of operations.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts as of February 28, 2011, May 31, 2010 and February 28, 2010 were $10,000, $10,000 and $40,000, respectively.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 3 – Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share. Due to the net losses for the three months ended February 28, 2011 and 2010, and the nine months ended February 28, 2011 diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. The dilutive effect of these additional shares for the nine months ended February 28, 2010 was to increase the weighted average common shares outstanding by 2,558 shares.

NOTE 4 – Deferred Prepublication Costs
Deferred prepublication (product development) costs are capitalized and amortized over a three or five-year period (the estimated lives of the related publications) using the straight-line method beginning on the in-stock date of the publication. The activity in deferred prepublication costs is as follows for the periods presented:

(In Thousands)
	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Balances, Beginning	$13,445	$12,233	$12,864	$13,466
Prepublication Cost Additions	1,035	1,122	4,149	2,617
Amortization Expense	(1,385)	(1,364)	(3,918)	(4,092)
Balances, Ending	$13,095	$11,991	$13,095	$11,991

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

(In Thousands)

Remainder of fiscal year ending May 31, 2011	$1,400
Year ending May 31, 2012	4,824
Year ending May 31, 2013	3,300
Year ending May 31, 2014	2,039
Year ending May 31, 2015 and thereafter	1,532
$13,095

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

The prepaid marketing expenses are presented in the condensed consolidated balance sheets as follows:

February 28, 2011	$710,000
May 31, 2010	$642,000
February 28, 2010	$443,000

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 6 – Financing Arrangements
The Company has a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s total funded debt to EBITDA. The average interest rates for the reporting periods ended February 28, 2011, May 31, 2010 and February 28, 2010 was 2.5%. At February 28, 2011, $6.8 million was outstanding under this facility, and $3.2 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $1.825 million of the $4.0 million outstanding at February 28, 2011. In May 2007, the Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. This swap agreement expired on May 31, 2010. On June 3, 2010, the Company entered into a new swap agreement for $3 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period. For the nine months ended February 28, 2011, the Company recorded interest expense of $15,000 relating to the swap.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants also restrict the payment of dividends on the Company’s common stock. The Company is in compliance with all covenants at February 28, 2011.

NOTE 7 – Income Taxes
On a quarterly basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines the estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the nine months ended February 28, 2011 and 2010 were approximately 37% and 48%, respectively.

The Company established a valuation allowance of $700,000 during the fiscal year ended May 31, 2009. As of February 28, 2011, there has been no change to the valuation allowance.

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

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

After considering the fiscal 2008 federal income tax return filed with the IRS and the fiscal 2009 net operating losses, the Company determined that it had a carryback of approximately $1.9 million of tax-basis net operating losses from fiscal 2008, which resulted in a refund of approximately $635,000. During the third quarter of fiscal 2010, the Company filed Form 1120X with the IRS and received the refund in February 2010. The Company’s deferred tax asset was reduced by the refund amount.

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

NOTE 9 – Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718 by recognizing the fair value of stock-based compensation in the statement of operations. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award.

For the three months ended February 28, 2011 and 2010, stock-based compensation expense was approximately $148,000 and $11,000, respectively. For the nine months ended February 28, 2011 and 2010, stock-based compensation expense was approximately $170,000 and $45,000, respectively.

There was no tax benefit related to expense recognized in the three and nine months ended February 28, 2011 and 2010, as the Company is in a net operating loss position. As of February 28, 2011, there was approximately $480,000 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the equity compensation plan which will be amortized over the weighted average remaining requisite service period. Such amount does not include the effect of future grants of equity compensation, if any. Of the $480,000 unrecognized compensation cost, the Company expects to recognize approximately 1% of the total in the balance of fiscal 2011, 35% in fiscal 2012, 34% in fiscal 2013, and 30% in fiscal 2014.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2011 vs. Three Months Ended February 28, 2010

(Amounts in Thousands - Except Per Share Data)	Three Months Ended February 28,
	2011		2010
Revenue
Test Preparation, Assessment and Instruction	$4,107	80.1%	$4,350	79.8%
College Preparation	713	13.9%	521	9.6%
Literacy	306	6.0%	579	10.6%
Total Revenue	5,126	100.0%	5,450	100.0%

Cost of Revenue
Direct Costs	1,496	29.2%	1,809	33.2%
Prepublication Cost Amortization	1,385	27.0%	1,364	25.0%
Total Cost Of Revenue	2,881	56.2%	3,173	58.2%

Gross Profit	2,245	43.8%	2,277	41.8%

Selling, General and Administrative Expenses
Marketing and Selling	1,995	38.9%	2,330	42.8%
General and Administrative	1,167	22.8%	1,068	19.6%
Total Selling, General and Administrative Expenses	3,162	61.7%	3,398	62.3%

Operating Loss	(917)	-17.9%	(1,121)	-20.6%

Other Expenses, Net	5	0.1%	11	0.2%
Interest Expense	71	1.4%	46	0.8%
Loss Before Income Tax Benefit	(993)	-19.4%	(1,178)	-21.6%

Income Tax Benefit	(368)	-7.2%	(377)	-6.9%

Net Loss	$(625)	-12.2%	$(801)	-14.7%

Net Loss per Common Share:
Basic and Diluted	$(0.14)		$(0.18)

Overview

We continue to be impacted by the effects of state and local budgetary issues. Many schools are reacting to these pressures and have been delaying or reducing orders and in some instances not purchasing new materials. These circumstances have had an adverse impact on our revenue for the period. Revenue for the quarter was $5.1 million, compared to $5.5 million in the prior year. Operating loss for the period was $0.9 million compared to $1.1 million in the prior year Net loss for the quarter was $0.6 million, as compared to $0.8 million in the prior year. Basic and diluted loss per common share for the quarter was $0.14, compared to $0.18 for the same period last year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the quarter was $4.1 million, compared to $4.4 million during the same period in the prior year. Test Preparation and Assessment revenue was $3.7 million, a decrease of 5.8% from the prior year, while Instruction revenue was $0.4 million, consistent with the prior year.

College Preparation

College Preparation revenue for the quarter was $0.7 million, an increase of $192,000 from the same period in the prior year. Revenue from the sale of products from the two major college publishers was $0.7 million, an increase of 44.9% from the prior year. Year-over-over increase is due to timing of orders as the nine month year-to-date revenue is down 3.4% from the prior year. Revenue from our proprietary products and other distribution products was $63,000, a decrease of 13.5% from the prior year. Revenue for this product group is extremely seasonal; historically approximately only 4% of the annual revenue is derived during this quarter.

Literacy

Revenue for this product group for the quarter was $306,000, a decline of $273,000 from the prior year. The decrease in revenue is attributable to several large orders billed in the prior year that did not recur. This product group was launched in March 2009 and in November 2009 we expanded our product offering by adding two new series from one of our existing literacy publishers. We anticipate further growing the number of products within this group, initially through additional distribution agreements, and in the future by in-house development.

COST OF REVENUE

Cost of revenue for the quarter was $2.9 million (56.2% of revenue) compared to $3.2 million (58.2% of revenue) during the same period in the prior year.

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

•	Direct costs as a percentage of revenue for the quarter were 29.2%, as compared to 33.2% during the same period in the prior year. The decrease is due to the product revenue mix.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the quarter, we amortized $1.4 million of prepublication costs which was consistent with the prior year.

MARKETING AND SELLING

Marketing and selling expenses for the quarter were $2.0 million or 38.9% of revenue compared to $2.3 million or 42.8% of revenue in the prior year.

Marketing expenses within this category decreased $358,000 for the quarter. Of the total decrease $296,000 relates to the timing of catalog and samples mailings. Selling expenses within this category increased $22,000 from the prior year primarily due to the hiring of additional sales personnel offset by lower commission expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter were $1.2 million, an increase of $99,000 and 9.3% compared to the prior year. The increase is primarily attributable to a $137,000 increase in stock-based compensation expense due to the issuance of stock options in February 2011, offset by overall expense reductions.

INTEREST EXPENSE

Interest expense for the quarter was $71,000, compared to $46,000 for the same period in the prior year. The year-over-year change is due to a lower fixed interest rate on the swap portion of our term loan (5.3% to 1.25%) and lower average outstanding debt, offset by the change in the fair-value of our swap agreement. Included in interest expense for the current year was $1,000 of income, compared to $38,000 of income during the same period in the prior year.

Nine Months Ended February 28, 2011 vs. Nine Months Ended February 28, 2010

(Amounts in Thousands - Except Per Share Data)	Nine Months Ended February 28,
	2011		2010
Revenue
Test Preparation, Assessment and Instruction	$13,207	54.1%	$15,523	56.4%
College Preparation	9,697	39.7%	10,135	36.8%
Literacy	1,526	6.2%	1,846	6.7%
Total Revenue	24,430	100.0%	27,504	100.0%

Cost of Revenue
Direct Costs	10,561	43.2%	11,950	43.4%
Prepublication Cost Amortization	3,918	16.0%	4,092	14.9%
Total Cost Of Revenue	14,479	59.3%	16,042	58.3%

Gross Profit	9,951	40.7%	11,462	41.7%

Selling, General and Administrative Expenses
Marketing and Selling	6,555	26.8%	7,109	25.8%
General and Administrative	3,390	13.9%	3,439	12.5%
Total Selling, General and Administrative Expenses	9,945	40.7%	10,548	38.4%

Operating Income	6	0.0%	914	3.3%

Other Expenses, Net	22	0.1%	25	0.1%
Interest Expense	230	0.9%	206	0.7%
Income (Loss) Before Income Tax Expense (Benefit)	(246)	-1.0%	683	2.5%

Income Tax Expense (Benefit)	(91)	-0.4%	326	1.2%

Net Income (Loss)	$(155)	-0.6%	$357	1.3%

Net Income (Loss) per Common Share:
Basic and Diluted	$(0.03)		$0.08

Overview

The budgetary issues that impacted our third quarter revenue have had a similar effect on our nine-month results. Net revenue for the nine-month period ended February 28, 2011 was $24.4 million, a decline of 11.2% from the same period in the prior year. Although we reduced our operating expenses on a year-over-year basis, these reductions were not able to offset the decline in revenue resulting in a net loss for the nine-month period of $155,000, compared to net income of $357,000 in the prior year. Basic and diluted earnings (loss) per common share for the period were $(0.03) compared to $0.08 in the prior year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the nine months ended February 28, 2011 was $13.2 million, a decline of 14.9% compared to the prior year. Test Preparation and Assessment revenue for the period was $11.8 million, a 13.3% decline from the prior year while Instruction revenue was $1.4 million, a decrease of $0.5 million on a year-over-year basis.

College Preparation

College Preparation revenue for the nine-month period was $9.7 million, compared to $10.1 million during the same period in the prior year. Revenue from the sale of products offered from the two major college publishers, which represents more than 90% of the total revenue within this product group, was $9.2 million, a decline of 3.4% compared to the prior year. Revenue from other distribution agreements and from our proprietary products was $490,000, a decline of $114,000 from the prior year.

Literacy

Revenue for this product group for the nine-month period was $1.5 million, a decline of 17.3%. We entered this market in March 2009 and in November 2009 we expanded our product offering by adding two new series from one of our existing literacy publishers. We expect to continue growing this product group by adding new products, initially through additional distribution agreements, and in the future by in-house development.

COST OF REVENUE

Cost of revenue for the nine-month period was $14.5 million (59.3% of revenue) compared to $16.0 million (58.3% of revenue) during the same period in the prior year.

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

•	Direct costs as a percentage of revenue for the current year was 43.2%, which was slightly lower than the prior year percentage of 43.4%. The fluctuation is due to product revenue mix.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all editorial expenses, writing, page design and makeup, art and other permissions, prepress, and any other costs incurred up to the print/bind stage of the books. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the period, we amortized $3.9 million of prepublication costs, a year-over-year decline of $174,000 and 4.2% due to lower spending levels over the past several fiscal years.

MARKETING AND SELLING

Marketing and selling expenses for the nine-month period were $6.6 million which represents a decrease of $554,000 and 7.8% from the prior year. As a percent of revenue however, the expense increased from 25.8% in the prior year to 26.8%, primarily due to lower revenue.

Marketing expenses within this category decreased $435,000 for the period primarily relating to the timing of catalog and samples mailings. Selling expenses within this category decreased $119,000 from the prior year due to primarily lower commissions as a result of lower revenue, offset by an increase in personnel. As a percentage of revenue, selling expenses increased from 16.9% in the prior year to 18.6% due primarily to increased salaried sales personnel combined with lower revenue.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the period were $3.4 million, a decrease of $49,000 and 1.4% from the prior year. The decrease is primarily a result of overall cost containment initiatives, offset by a $125,000 increase in stock-based compensation expense compared to the prior year .

INTEREST EXPENSE

Interest expense for the nine months ended February 28, 2011 was $230,000, which was $24,000 higher than the prior year. The year-over-year change is due to a lower fixed interest rate on the swap portion of our term loan (5.3% to 1.25%) and lower average outstanding debt, offset by the change in the fair-value of our swap agreement. Included in the current year interest was $15,000 of expense related to the change in the fair-value adjustment of our swap agreement, compared to $117,000 of income in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended February 28, 2011 was $4.1 million, consisting primarily of cash provided by non-cash amortization and stock-based compensation expenses, and a decrease in accounts receivable offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $4.4 million, consisting primarily of prepublication expenditures of $4.1 million. Prepublication expenditures for the period were $1.5 million higher than the prior year. The increase in expenditures is primarily related to timing, as we expect the full year expenditures to be comparable to the prior year expenditures of $4.8 million.

Net cash provided by financing activities was $215,000, consisting of $1.7 million of net borrowings on our revolving line of credit and $1.5 million of payments on our term loan.

We have a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan as follows:

•
The revolving line of credit provides for advances up to $10 million and expires in March 2012. The interest rate on the revolving line of credit is in a range from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of our total funded debt to EBITDA. The average interest rates for the reporting periods ending February 28, 2011, May 31, 2010 and February 28, 2010 were 2.5%. At February 28, 2011, $6.8 million was outstanding under this facility, and $3.2 million was available for borrowing.

•
The term loan is for $10 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $1.825 million of the $4.0 million outstanding at February 28, 2011. In May 2007, we entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. This swap agreement expired on May 31, 2010. On June 3, 2010, we entered into a new swap agreement for $3 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period. For the nine months ended February 28, 2011, we recorded interest expense of $15,000 relating to the swap.

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

Revenue Recognition and Allowance for Returns
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. As of February 28, 2011, we had a returns valuation allowance of $150,000. The allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns. We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. Subscription based revenue on our digital products is recognized prorata over the life of the subscription agreement.

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. As of February 28, 2011, we had an allowance against this asset of $137,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge may be necessary.

Allowance for Doubtful Accounts
Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a monthly review of all outstanding amounts. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 at February 28, 2011 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $821,000 at February 28, 2011 is believed to be adequate to cover potential inventory loss exposure.

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

Stock-Based Compensation Expense

We recognize compensation expense based on the grant-date fair value of the awards. Compensation expense for stock options is recognized over the vesting period of the award. The grant-date fair value of the stock options is determined using the Black-Scholes option-pricing model, using assumptions determined by management to be appropriate. For stock options granted during fiscal year 2011, we used a term of 5 to 7 years, volatility of 40% to 43% and a risk free rate of 1.13% to 3.10%, resulting in a grant- date fair value of $0.34 to $0.95 per share. For the nine months ended February 28, 2011, stock-based compensation expense was approximately $170,000.

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
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2011, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock.  We did not repurchase any shares during the three months ended February 28, 2011.  At February 28, 2011, 83,768 shares remained that could be purchased under the plan or programs.  No share repurchase plan or program expired, or was terminated, during the period covered by this report.

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

Dated: April 8, 2011	PEOPLES EDUCATIONAL HOLDINGS, INC.

	By:	/s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer