Form 10-K
period 2011-05-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2011-08-15
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,965,948

The number of shares outstanding of the issuer’s common stock on August 05, 2011 was 4,465,202.

Documents incorporated by reference: None.

PART I

ITEM 1.	BUSINESS

OVERVIEW AND COMPANY HISTORY

Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), develops and sells its own proprietary print and digital education products, which are predominantly state-specific and standards-based, focused on state-required tests. We also distribute other publishers’ products. Historically our products were organized into two product groups, one designated as Test Preparation, Assessment and Instruction, and the other as College Preparation. In March 2009 we added a third product group, Literacy, as we entered into exclusive distribution agreements with three publishers to distribute their Literacy products in the United States. The Test Preparation, Assessment and Instruction materials are almost exclusively proprietary products, while the College Preparation materials are mainly nonproprietary products accompanied by a growing number of proprietary titles. The Literacy products are exclusively nonproprietary. Marketing channels include Company and independent sales representatives, telemarketing, direct mail, and catalogs. Throughout this document PE and PEH will be collectively referred to as “we,” “our,” and “the Company.”

PE was founded in 1989 by James J. Peoples, the current Chairman of the Board, and Diane M. Miller, the current Executive Vice President and Chief Creative Officer. It began operations in 1990 with the acquisition of a small supplementary product line. Effective November 1, 1998, PE merged into a subsidiary of PEH. All of PEH’s operations are currently conducted through PE. In November 2001, PEH reincorporated in Delaware. Effective June 1, 2005, the common stock of PEH was approved for quotation and trading on the NASDAQ Capital Market under the symbol PEDH.

Test Preparation, Assessment and Instruction Product Group

•
Test Preparation and Assessment: We create and sell state-customized print and digital test preparation and assessment materials that help teachers prepare students for success in school and for required state proficiency tests for grades 1–12.

•
Instruction: We produce and sell proprietary state-customized print worktexts and print and web-based assessments for grades 1–8. These products provide students with in-depth instruction and practice in reading, language arts, and mathematics. In addition, our backlist remedial and multicultural products are included in this group.

College Preparation Product Group

•
We distribute and publish instructional materials that meet the required academic standards for high school honors, college preparation, and Advanced Placement* courses. We are the exclusive high school distributor for two major college publishers. We also publish our own proprietary college preparation supplements and ancillary materials. These products do not compete with the products that we distribute for the two major college publishers.

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

*Advanced Placement is a registered trademark of the College Board.

INDUSTRY BACKGROUND

School Enrollment

The National Center for Education Statistics (NCES) forecasts record public school enrollment through 2019. The fall 2012 public school enrollment is estimated at 49.8 million students, and a small but steady annual growth is projected through 2019, when elementary and secondary enrollments are expected to increase to 52.3 million students. Total public elementary and secondary enrollment is projected to set new records every year from 2010 to 2019. School publishers have shifted marketing and selling resources to meet changes in regional enrollments. For example, between 2007–2019, enrollments in the South and the West are projected to increase by somewhere between 12% and 13%. During the same time period, the Midwest and Northeast school enrollments are expected to decrease by 2.7% and 6.3%, respectively.  The most recent NCES estimate has K–12 private school enrollment at 6 million students (estimated 2011 enrollment) growing to 6.25 million students by 2019. Rising immigration and the baby boom echo that began in the mid-1970s and peaked in 1990 are boosting school enrollments. As school enrollments grow, the unit sales of instructional materials are also expected to increase.

Educational Funding

The relationship between state and local school funding has been shifting over the last 30 years, with local funding decreasing to 43.5% and state funding rising to 48.3%. Federal funds for schools have grown to 8.2% (National Center for Education Statistics, 2010).

State fiscal conditions in fiscal 2011 are somewhat improved when compared to the difficult fiscal environment that states faced in fiscal 2009 and fiscal 2010. However, as states enter fiscal 2012, they face the wind down of significant funding that was provided through the American Recovery and Reinvestment Act of 2009 (ARRA). Furthermore, state revenue collections continue to be impacted by the economic downturn while demand for healthcare and social services remains high. Therefore, even after an improvement over one of the worst time periods in state fiscal conditions since the Great Depression, fiscal 2012 and fiscal 2013 should present many states with tough budget choices.

State general fund spending is forecast to rise 2.6% in fiscal 2012 after rising 5.2% in fiscal 2011. Although 40 states proposed a fiscal 2012 budget with general fund spending levels above those of fiscal 2011, declines of 6.3% and 3.8% in fiscal 2010 and fiscal 2009 respectively mean that state general fund spending still remains $18.7 billion, or 2.7% below peak fiscal 2008 levels. For K–12 educational funding specifically, in fiscal 2011, 18 states made cuts to K–12 expenditures totaling $1.8 billion (as opposed to 34 states cutting a total of $5.5 billion the previous year), and 16 states have proposed cuts to K–12 spending for fiscal 2012.

The federal 2011 budget, which began October 1, 2010, includes discretionary educational spending of $46.8 billion, an increase of 2.5% over the prior year. The 2012 federal education budget includes $448.8 billion for the Department of Education’s discretionary programs, an increase of $2 billion or 4.3% over 2011. The $2 billion increase includes $1.7 billion additional competitive funding for the Elementary and Secondary Education Act (ESEA), the largest increase ever requested for programs under the 1965 law.

Elementary and Secondary Education Act (ESEA) / Common Core Standards

In 2001, the ESEA was reauthorized and became known to all as No Child Left Behind (NCLB). Under NCLB, states are required to establish rigorous, state-wide academic standards in reading, mathematics, and science for students in grades 3–8 and in high school. States are also required to conduct assessments to determine if these standards are being met on an annual basis.

The 2012 request for the Department of Education aligns Federal education resources with key priorities and principles included in A Blueprint for Reform: The Reauthorization of the Elementary and Secondary Education Act.  The Blueprint proposes changes in the ESEA intended to help ensure that all children receive the world-class education they deserve and that America needs to compete successfully in the global economy of the 21st century. To accomplish these goals, the 2012 request would invest in a reformed ESEA focused on raising standards, encouraging innovation, and rewarding success, while allowing States and districts more flexibility to invest resources where they will have the greatest impact.

The $14.8 billion request for the reauthorized Title I, Part A College- and Career-Ready Students program (formerly Title I Grants to Local Educational Agencies) would drive another key priority: graduating every student college- and career-ready (CCR). States would be required to adopt CCR standards in English language arts and mathematics and to implement high-quality assessments that are aligned with and capable of measuring individual student growth toward these standards.

The $900 million investment in Race to the Top (RTTT) has already motivated states to reform their laws and make new plans to better support educational improvement and innovation.

●	Round 1 Winners: DE and TN

●	Round 2 Winners: DC, FL ,GA, HI, MA, MD, NC, NY, OH, RI

●
Round 1 and 2 winners have adopted rigorous common, college- and career-ready standards in reading and math, created pipelines and incentives to put the most effective teachers in high-need schools, and all have alternative pathways to teacher and principal certification.

●
Round 3: Eight states will compete using their old RTTT applications: AZ, CA, CO, IL, KY, LA, PA, and NJ. For the third round, financed by the fiscal 2011 budget, grants will range from $10 million to $50 million, depending on the state’s size and final number of grants, compared to $700 million that was available in the first two rounds.

As Congress continues to debate education reform through ESEA reauthorization, individual state legislatures have pushed through their own reforms. One of the biggest areas of change at the state level has been the passage of controversial new laws to limit teachers’ collective bargaining rights and to tie teachers’ tenure, advancement, and pay to their performance, including their ability to improve student test scores. Other changes include the creation/expansion of charter schools, school voucher programs, student academic standards, and teacher qualifications.

Within the requirements for RTTT, states must agree to adopt and implement a set of Common Core State Standards (CCSS). The standards development initiative is led by the National Governors Association and the Council of Chief State School Officers in partnership with Achieve, ACT, and the College Board. The CCSS have been finalized as of June 2010 and these standards are clearer, fewer, and higher than most states’ current standards. They lay the groundwork for children to live and compete in today’s global world. They are high quality, consistent, evidence based, and aligned with college and work expectations.

The adoption of the CCSS is voluntary for states; however as of June 2011, 44 states and the District of Columbia have adopted and plan to implement the CCSS. States choosing to adopt the CCSS have agreed that the common core will represent at least 85% of the state’s standards in mathematics and English language arts. States must adopt the CCSS in their entirety, but they can add 15% state specificity as needed.

The assessments that will test the new CCSS will be first tested in 2012-13 and fully operational in 2014-15.  There are currently two assessment consortiums that states have joined: they are SMARTER Balanced Assessment Consortium (SBAC) and the Partnership for Assessment of Readiness of College and Career (PARCC). Each of these consortia will assess the standards in a slightly different manner. SBAC is creating a high-quality, balanced multi-state assessment system based on the CCSS, with customizable components. They will take an aggressive technology-based approach. The tests will be given in grades 3-8 and 11. The other assessment consortium, PARCC, is developing a distributed summative model with high-quality through-course assessments that will be combined with end-of-year tests to produce a more complete picture of student performance and a performance-based assessment system. The majority of the assessments will be computer-based. The tests will be given in grades 3-11 as well as throughout high school as end-of-course examinations.

During this transition (from state standards to CCSS), our state-customized materials will still help educators teach their state standards and prepare students for the current assessments that continue to be administered. This past school year, we also launched a print and digital online solution for grades 1-8 that supports the new CCSS. Even though states are just in the beginning process of implementing these new standards, for those that are making a priority to do that sooner, we have materials to help them. Our strategy has been, and will continue to be, one that will meet the needs of each state by providing quality materials that help all students succeed, are price sensitive, and can meet a variety of needs. Our development process will continue to begin with research to understand the needs of individual states and then develop materials to help those students learn and achieve mastery of the adopted standards. Our focus is to offer schools and districts a blended product solution (print and digital) to meet their immediate needs, whether it is their state standards or the implementation of the new CCSS.

Supplementary Materials Market

The K–12 instructional materials market, including instructional materials (textbooks and supplements), technology products (hardware, software, and internet), and other products (trade books, book clubs/fairs, periodicals, and tests), totaled $16.4 billion in sales in the 2009–2010 school year. It is projected that sales in 2010–2011 will be approximately $17.3 billion, a 5.3% increase compared to the prior year (Education Market Research (EMR), 2011). Sales of supplemental instructional materials are estimated to be at $4.82 billion in 2009, down 1.9% compared to the $4.91 billion reported for 2008. (EMR, 2011).

We believe that the supplemental market revenue performance will continue to reflect the economic environment and growth opportunities will continue to exist as schools unify print and technology tools to pursue remediation, intervention, test preparation, and formative instruction.

Test Preparation, Assessment and Instruction Market

As required by law, all states have developed state content standards and high-stakes state tests (tests that have major consequences or are used as the basis for promotion or graduation). State standards are not static, and states frequently adjust their standards. There are significant differences from state-to-state in both content standards and tests used to assess student proficiency.

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

Like our Test Preparation products, our Assessment products are also customized for each state. The Assessment materials are also available in digital form. EPATH Knowledge™ offers a suite of online tools for educators and students. EPATH Assess® offers both formative and summative assessments and progress monitoring. EPATH Discovery® (only available in Texas and California) offers online instruction that ultimately takes our worktexts and offers a digital version with interactive elements. Launched in the fall of 2009, Practice Path™ provides skills practice and test preparation that levels the content based on the student’s performance. Our programs allow teachers to review data and to make instructional decisions that focus a student’s learning on the areas that need the most attention. They allow teachers to differentiate instruction as described in the Response to Intervention (RTI) requirement of the Individuals with Disabilities Education Act (IDEA).

Our Focused Instruction materials are also customized to meet specific state standards. Test preparation has a valuable place in the school, but student instruction is considerably more than just test preparation. Our Focused Instruction products are state-specific, standards-based materials that are used by teachers to deliver explicit, in-depth instruction in the skills and strategies essential to student proficiency in reading comprehension, critical reading, basic mathematics skills, mathematics problem solving, and vocabulary development. We also offer intervention kits, which integrate a variety of our Focused Instruction materials and provide a guide that specifically outlines what to do on each day and what materials/lessons to use. These kits are an excellent solution to intervention programs that are offered during the school day as well as Saturday programs and for summer school. Online tests support Focused Instruction materials, providing both formative assessment and targeted assessment.

The accountability pressure NCLB placed on schools to make Adequate Yearly Progress (AYP) has created a public window into our schools that is unprecedented. Aligning standards with classroom instruction and holding schools accountable has been permanently imprinted in our schools. The accountability pressure will continue especially with the adoption and implementation of the CCSS to fuel the market demand for supplemental test preparation, assessment, and instruction materials like those produced and sold by the Company. A recent survey of the K-12 test preparation market by EMR (2011) reported that 76.3% of the respondents use test preparation materials.

In 2009, sales of test preparation materials declined by 6.9% and online/digital content increased by 19% (EMR, 2011). Also noted, the vast majority of respondents use some type of formative assessment, assessment for current learning (as opposed to summative or assessment of past learning). A majority of the respondents (68.7%) said they are doing formative assessment. According to EMR’s study, among the various sub-groups, curriculum (76.7%) and testing (76.1%) supervisors were the most emphatic about using formative assessment, followed by the principals (72.1%). The primary purposes for using formative assessment are to provide diagnostic information to promote targeted instruction (77.3%), to identify students who need additional assistance (76.7%), to track students’ progress as they move towards proficiency (62.7%), to prepare students for state/standardized tests (55.5%), and to provide an early indicator or a predictive score in NCLB testing grades (32.9%). Our instructional worktexts, assessments, and online systems support the need for and delivery of formative assessment.

Literacy Market

We entered the literacy market in March 2009. We serve the K–8 supplemental literacy market with a comprehensive selection of research-based, cross-curricular leveled reading materials. All products support the requirements of the NCLB legislation, target specific learning objectives to achieve adequate yearly progress (AYP), and provide teachers with the ability to differentiate instruction as described in the RTI requirement of the IDEA.

The unprecedented pressure on schools to show AYP for all students has increased the need for schools to use materials that are aligned closely with students’ needs. The Literacy product line includes an extensive selection of leveled reading materials that provide teachers with the ability to differentiate instruction to meet individual student needs. Teacher resources are built upon researched-based effective practices, while assessment products provide tools for measuring and monitoring student achievement.

A recent survey done by EMR (2011) reported that 62.9% of respondents used leveled reading books, and 29.1% of the respondents who are currently using basal reading programs (hardcover textbooks used in classrooms) feel the most important improvement to their current program is more leveled reading books. We believe that the increased accountability for improving student performance aligns our products with this strong segment of the supplementary market.

College Preparation Market

College Preparation materials are used in high school Advanced Placement (AP*), honors, and college preparation courses. Several factors support optimistic funding predictions for the growth of college preparation instructional materials, including competitive college entrance requirements and strong annual growth in the number of students taking the AP* examinations.

According to the College Board, the total number of AP* test takers increased at an annual compound growth rate of over 10% from 1997 to 2010, rising from 0.9 million tests taken in 1997 to 3.2 million in 2010. In 2010, students from more than 17,000 secondary schools took AP* examinations. On average, these schools offer eight different AP* courses from which their students can choose.

The College Board offers AP* exams in 34 content areas. High scores on the AP* examinations add to a school’s prestige and recognition as a quality school. Most colleges and universities in the United States, as well as in 30 countries, recognize AP* examination results in the admission process as a sign of a student’s ability to succeed in rigorous curricula. As the College Preparation market has grown, it has become increasingly competitive. We have responded to this competition by increasing marketing, adding inside and outside sales representatives, and utilizing sales and market data to guide our business decisions.

PRODUCTS

We are a leading publisher and distributor of supplemental instructional materials for the kindergarten through high school sector (K–12). We design and produce materials in both print and digital formats, with a growing emphasis on Internet-based delivery. The materials are predominantly state-specific and standards-based, focused on state-required tests. We also distribute college preparation products developed both internally and by other publishers and literacy products developed by other publishers.

We operate as one business segment with three product groups.

Test Preparation, Assessment, and Instruction Product Group

Test Preparation and Assessment

•
We create and sell print and digital products targeted to grades 1–12 to help students prepare for state proficiency tests. The Measuring Up® Test Preparation and Assessment print products are sold in eleven states. Measuring Up® is positioned as standards-based, state-customized instruction and classroom assessment, designed to be an integral part of a school’s instructional program throughout the school year.

•
EPATH Knowledge™ is a suite of online tools designed to meet unique needs of schools and districts. Our first offering, EPATH Assess ®, was developed in conjunction with Cisco Learning Systems.  EPATH Assess® provides formative assessment and ongoing progress-monitoring that allows educators to make data-driven decisions. EPATH Discovery® delivers immediate online standards-based instructional intervention for students. Lastly, Practice Path™ provides an easy-to-use student-based interface for online standards and test-based skill building and practice. The EPATH Knowledge™ suite of tools provides educators with online options to best meet the needs of their students and teachers, while providing state-customized content for assessment and instruction.

Instruction

•
There are two product lines within this group: Focused Instruction and remedial- and multicultural-related materials. Focused Instruction materials provide standards-based, state-specific supplemental instruction in particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial and multicultural materials, but we are not investing in new development for these products.

Our Test Preparation, Assessment and Instruction products are primarily proprietary, and management believes this niche will continue to be our fastest growth area in the future. The Test Preparation, Assessment and Instruction market is highly competitive, and we expect our competitors to pursue similar development and expansion efforts.

Revenue from the Test Preparation, Assessment and Instruction product group, as a percentage of total revenue, was as follows:

Year Ended May 31, 2011	56%
Year Ended May 31, 2010	58%

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

The loss of either major college publisher distribution agreement would have a material adverse effect on our revenue and operations. One of the agreements has been in place for over 20 years and expires in September 2012. The other agreement has been in place for over 15 years and expires in September 2012.

Revenue from the College Preparation product group, as a percentage of total revenue, was as follows:

Year Ended May 31, 2011	37%
Year Ended May 31, 2010	35%

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

Year Ended May 31, 2011	7%
Year Ended May 31, 2010	7%

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

SALES, MARKETING, AND DISTRIBUTION

Overview

We conduct our sales activities through inside and outside sales groups (both employees and independent contractors), direct mail, conventions, and workshops. We believe this system is well suited to the supplementary educational materials market. As we grow, our sales and marketing infrastructure, along with marketing spending for teacher workshops and staff development, sample books, exhibits, direct mail, and Web initiatives will increase.

Integrated Catalog/Inside and Outside Sales Model

In the 2010-2011 school year, approximately 232,000 copies of 38 catalogs and approximately 131,000 copies of 20 print promotional and direct mail pieces reached our various market niches. Catalogs and other direct mail pieces are mailed to internally maintained house lists and other appropriate contact individuals at K–12 schools and district sites throughout the United States. In the same school year, approximately 70 electronic mailings, sent via e-mail (e-blasts), were deployed and targeted about 1.7 million K–12 educators.

Web Site

Our Web site (located at www.peopleseducation.com) is primarily used as a sales and marketing tool that offers product information. The site also includes additional resources for teachers, including state-specific links, sample lessons, and research information. Our web site for digital products is located at www.epathknowledge.com. Our Literacy brand can be found at www.BrightpointLiteracy.com, and our College Preparation materials can be found at www.PeoplesCollegePrep.com.

Sales Representatives

We utilize the services of outside independent sales representatives, outside salaried field representatives, and inside sales representatives to sell our products. We plan to continue using this sales organization structure in the future.

Warehouse and Distribution

During fiscal year 2010, we outsourced warehousing and distribution/shipping services to two separate third-party warehouse and distribution companies — one located in Wayne, NJ and the other in Independence, KY. The Wayne, NJ facility warehouses and ships all products within the Test Preparation, Assessment and Instruction product group, the proprietary products from the College Preparation product group, and select titles within the Literacy product group. The Independence, KY facility warehouses and ships only products within the Literacy product group. Orders for nonproprietary College Preparation materials are billed by us and drop shipped by the college publishers to our customers. We operate and maintain our own internal data processing system; however, the services that the warehouse and distribution companies provide are significant to our operations.

COMPETITION

We face competition in each of our three product groups. The competitive landscape for each product group is as follows:

Test Preparation, Assessment and Instruction Product Group

Our Test Preparation, Assessment and Instruction products compete among a variety of companies that offer print and online learning tools.  Schools and districts will purchase supplemental materials from a variety of companies to meet their standards-based and test preparation needs.  Our competitors offer the following:

•	Supplemental standards-based instructional materials that are offered in print and/or digital formats

•	Supplemental test preparation materials that are offered in print and/or digital formats

•	Supplemental instructional materials that support intervention and remediation in print and/or digital formats

•	Formative and short cycle assessments that are offered via web

•	Traditional K–12 textbook companies which provide free supplemental materials

The majority of the products we offer fall within the test preparation, assessment and instruction categories.  According to the EMR 2011 survey to educators, when asked to rank assessment categories, educators spend most (51.2%) for formative assessment, summative assessment, and preparation. Included in the categories are early childhood screening, I.Q./aptitude tests, formative assessment, test preparation, learning management systems, summative assessment, and other testing-related materials/services. EMR also states that the top-ranking publishers for test preparation are Harcourt/Steck-Vaugh, BuckleDown Publishing, Curriculum Associates, Triumph Learning, ECS Learning Systems, Options Publishing, Spectrum, American Book Company, and Peoples Education.

According to the reports of 164 supplemental companies participating in the 2011 EMR survey, overall sales of supplemental educational materials in 2009 totaled $4.8 billion, down 1.9% from 2008. Included in the $4.8 billion for 2009 was $1.7 billion in supplemental instructional materials. Out of the 24 different types of supplemental materials, the following ranks were assigned based on the total sales in 2009: assessment (print or online) ranked third, instructional software ranked fifth, consumable workbooks ranked sixth, supplemental textbooks ranked seventh, and test prep materials ranked eleventh.

Our competitive advantage in our defined market place is due to the following factors:

•	Legacy of assisting over 12 million students succeed with our flagship series, Measuring Up®, since 2000

•	Content highly customized to state standards

•	Quality instructional supplemental content customized to the state standards

•	Quality formative and summative assessments customized to state standards

•	Cost effective flexible options for intervention and remediation

•	Print (instruction) and digital (formative assessment/progress monitoring/practice) solutions that are linked

•	Quality of customer support

•	Free training

•	Affordable pricing

College Preparation Product Group

Our College Preparation materials compete against a variety of companies.  Our competitors offer the following:

•	College textbooks that are distributed into the HS market (print or digital)

•	Traditional textbook companies that develop materials specifically for the college preparation and Advanced Placement* courses

However, we believe we are competitive based on our quality content, highly flexible inside sales team, and strong product offering that includes textbooks and supplements in a variety of formats and the only resource for instructor access to our online instructor resources.

Literacy Product Group

Our Literacy products are competitively positioned in the supplemental reading market for grades K-8 for districts that are looking for leveled literacy resources to enhance or fill gaps in their existing programs.  We compete against a variety of supplemental companies that offer reading materials for small group instruction. The breadth and depth of our leveled reading collections, easy to use assessment, and the fresh look and feel of innovative new programs keep us in the forefront of this competitive market.

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

EMPLOYEES

As of May 31, 2011, we had 91 employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

Based on present plans, we believe that our current facilities will be adequate to meet our anticipated needs for the next several years.

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

	Year Ended May 31, 2011		Year Ended May 31, 2010
Quarter	High	Low	High	Low
1st	$1.30	$0.81	$3.20	$1.40
2nd	$1.10	$0.82	$3.03	$1.40
3rd	$2.29	$0.90	$2.31	$1.30
4th	$1.85	$1.05	$1.75	$0.78

On July 22, 2011, the last reported bid price of our common stock on NASDAQ Capital Market was $1.23 per share.

Holders

There were approximately 542 beneficial holders of our common stock as of July 25, 2011.

Dividends

We have not paid dividends on our common stock and do not presently plan to pay dividends on our common stock for the foreseeable future. We plan to retain all net earnings, if any, to fund the development of our business. Our Board of Directors has sole discretion over the declaration and payment of future dividends, subject to the availability of sufficient funds to pay dividends. Any future dividends will depend upon our profitability, financial condition, cash requirements, future prospects, general business conditions, the terms of our debt agreements which currently restrict the payment of dividends, and other factors our Board of Directors believes are relevant.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the twelve months ended May 31, 2011.

In 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. As of May 31, 2011, 83,768 shares remained available for purchase under the program. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward–Looking Statements

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief, or current expectations of Peoples Educational Holdings, Inc. (the “Company”), its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. These forward-looking statements involve a number of risks and uncertainties, including (1) demand from major customers, (2) effects of competition, (3) changes in product or customer mix or revenues and in the level of operating expenses, (4) rapidly changing technologies and our ability to respond thereto, (5) the impact of competitive products and pricing, (6) local and state levels of educational spending, (7) ability to retain qualified personnel, (8) ability to retain our distribution agreements with our major college publishers in the College Preparation market, (9) the sufficiency of our copyright protection, and (10) ability to continue to rely on the services of third party warehouses, and other factors as discussed elsewhere in this report or in our other filings with the SEC. The potential investors and shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Annual Report, for the reasons, among others, discussed in the Section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Critical Accounting Estimates

Our critical accounting estimates are summarized in the footnotes to our consolidated financial statements. Some of our accounting estimates require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. The most critical accounting estimates that require significant judgment are as follows:

Revenue Recognition and Allowance for Returns

Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. The allowances for returns as of May 31, 2011 and 2010 were approximately $174,000 and $153,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns.  We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of operations. Subscription based revenue on our digital products is recognized prorata over the life of the subscription agreement.

Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. As of May 31, 2011, the valuation allowance as compared to last year remained unchanged at $137,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.

Allowance for Doubtful Accounts

Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 at both May 31, 2011 and 2010 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory

We continuously monitor our inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by us. Any inventory identified as slow-moving or non-salable is reserved or written down at that time. The reserves of approximately $896,000 and $923,000 at May 31, 2011 and 2010, respectively, are believed to be adequate to cover inventory loss exposure.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized. As of May 31, 2011 and 2010, a valuation allowance has been provided in the amount of $700,000 related to the tax benefit of our available federal and state Net Operating Losses (NOLs). The carrying value of the net deferred tax asset assumes that we will be able to generate sufficient taxable income in the future. We perform a comprehensive tax review quarterly and if future levels of taxable income are not sufficient or fail to materialize in the near term, management will adjust the valuation allowance accordingly.

Stock-Based Compensation Expense

We recognize compensation expense based on the grant-date fair value of the awards. Compensation expense for stock options is recognized over the vesting period of the award. The grant-date fair value of the stock options is determined using the Black-Scholes option-pricing model, using assumptions determined by management to be appropriate. For stock options granted during fiscal year 2011, we used a term of 5 to 7 years, volatility of 40% to 43%, and a risk free rate of 1.1% to 3.1%, resulting in a grant-date fair value of $0.34 to $0.95 per share. For the fiscal year ended May 31, 2011, stock-based compensation expense was approximately $181,000.

Year Ended May 31, 2011 vs. Year Ended May 31, 2010

OVERVIEW

In fiscal 2011 we had a net loss of $0.5 million or $0.12 per share, compared to net income of $0.3 million or $0.06 per share in the prior year. Net revenue declined by approximately 10% on a year-over-year basis due principally to an overall decline in educational spending.

NET REVENUE

(In Thousands)	Year Ended May 31,
	2011	2010	Variance	Variance %
Test Preparation, Assessment and Instruction	$17,421	$20,211	$(2,790)	-13.8%
College Preparation	11,612	12,139	(527)	-4.3%
Literacy	2,237	2,565	(328)	-12.8%
Total Net Revenue	$31,270	$34,915	$(3,645)	-10.4%

Test Preparation, Assessment and Instruction

Revenue for this product group in fiscal year 2011 was $17.4 million, a decline of 13.8% from the prior year. Testing and Assessment revenue was $15.6 million, a decrease of 10.4% compared to the prior year, while Instruction revenue was $1.9 million, down from $2.8 million in the prior year.

College Preparation

Revenue for this product group was $11.6 million, a decrease of 4.3% from the prior year. Distribution revenue, which accounts for approximately 95% of the total revenue within this group, was down 3.2%, and revenue from our proprietary products decreased by $145,000 on a year-over-year basis. Revenue decline is primarily due to the effects of decreased school spending as a result of school budget cuts. However, we are optimistic about the opportunities for future growth in this market niche and will continue to invest in new proprietary product development. In June 2011, we entered into an interim contract amendment with one of our college publishers while a new multi-year agreement is negotiated, whereby we would continue to perform all sales, marketing and administration functions, but the college publisher would invoice the customers directly, and remit to the Company the gross profit associated with that revenue. Under this new arrangement, our gross margin would remain unchanged, but revenue and direct costs would decrease.

Literacy

Revenue for this product group generated $2.2 million of revenue for the year, compared to $2.6 million in prior year.  Year-over-year decline is primarily due to decreased school spending. We anticipate growing the number of products within this group through additional distribution agreements and in-house development.

COST OF REVENUE

Cost of Revenue for fiscal 2011 was $18.5 million (59.2% of revenue), compared to $20.4 million (58.3% of revenue) in the prior year.

Cost of Revenue consists of two components: direct costs and prepublication cost amortization. Direct costs consist of (1) product cost, which includes paper, printing, binding, and prepress costs for proprietary products and product purchases for nonproprietary products, (2) royalties, and (3) warehousing and shipping costs for all products.

•
Direct costs as a percentage of revenue for fiscal 2011 were 42.0%, a decrease from 42.9% in the prior year. The percentage decrease is due to a $265,000 decrease in inventory reserve expense over the prior year.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all development expenses, including but not limited to writing, design, art, permissions, and any other costs incurred up to the release date of the product in print and/or digital format. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For fiscal 2011, amortization expense remained consistent with the prior year at $5.4 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(In Thousands)	Year Ended May 31,
	2011	2010	Variance	Variance %
Selling and Marketing Expense	$8,870	$9,345	$(475)	-5.1%
General and Administrative Expenses	4,393	4,474	(81)	-1.8%
Total Selling, General and Administrative Expenses	$13,263	$13,819	$(556)	-4.0%

Selling, general, and administrative (SG&A) expenses for fiscal 2011 were $13.3 million, which was a decline of 4.0% from the prior year. As a percentage of revenue, SG&A expenses for fiscal 2011 were 42.4%, an increase of 2.8 percentage points from the prior year.

Selling and Marketing expenses for fiscal 2011 were $8.9 million, a decline of $475,000 and 5.1% from the prior year.  Selling expenses decreased $27,000 in total due to decreased revenue, offset by increased sales infrastructure expenses.  Marketing expenses decreased $448,000 primarily due to lower product sampling, and decreased web-related internet expenses.

General and Administrative expenses for the year were $4.4 million, a year-over-year decrease of 1.8% as we continue to closely monitor expenses.

INTEREST EXPENSE

Interest expense for the year was $306,000, which was $29,000 lower than the prior year.  The year-over-year change is due to a lower fixed interest rate on the swap portion of our term loan (5.3% to 1.25%) and lower average outstanding debt offset by the change in the fair-value of our swap agreement. Included in the current year interest was $11,000 of expense related to the change in the fair-value adjustment of our swap agreement, compared to $153,000 of income in the prior year.

INCOME TAX EXPENSE

For the year ended May 31, 2011, the effective tax rate was 37.5% compared to 39.8% in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for fiscal 2011 was $5.3 million, compared to $8.1 million in the prior year. Net cash provided by operating activities in 2011 was primarily provided by our profitability before depreciation, amortization, and stock-based compensation expense as well as decreases in accounts receivable, inventory, and prepaid marketing expenses offset by an increase in deferred taxes and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities, consisting primarily of expenditures for prepublication costs, was $5.1 million for fiscal 2011, which was $179,000 higher than the prior year.  The increase from the prior year was a result of expenditures for computer hardware and software.

Net cash used in financing activities was $357,000 for fiscal 2011 consisting of $2.0 million in principal payment on long term debt, offset by $1.6 million of increased borrowing on the line of credit, as compared to $3.2 million in the prior year.

We have a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

The revolving line of credit provides for advances up to $10 million. The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of our total funded debt to EBITDA. At May 31, 2011, $6.7 million was outstanding under this facility, and $3.3 million was available for borrowing. In August 2011, certain terms of the loan agreement were amended including the maturity date of the revolving line of credit, which was extended from March 2012 to December 2012.

The term loan was originally for $10 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest, which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $1.9 million of the $3.5 million outstanding at May 31, 2011. In May 2007, we entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio. This swap agreement expired on May 31, 2010.  On June 3, 2010, we entered into a new swap agreement for $3 million, expiring in February 2012, fixing our interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon our total funded debt to EBITDA ratio.  After February 2012, the interest rate reverts to a variable rate. At May 31, 2011, $3.5 million was outstanding under this agreement.

On August 10, 2011, we entered into an amendment to its credit agreement with Sovereign Bank which extends the maturity date of the revolving line of credit from March 2012 to December 31, 2012, increases the interest rate by 0.75% for both the revolving line of credit and the term loan over the interest range in the original agreements, reduces the maximum amount of advances under the revolving line of credit to $9 million on March 1, 2012, and provides for an additional 0.25% interest rate increase effective July 1, 2012.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock.  We were in compliance with each of these covenants at May 31, 2011 and 2010.

We believe that our cash and borrowing availability under our lines of credit, together with cash generated from operations, will be sufficient to meet our normal cash needs in 2012. We intend to continue investing in prepublication costs for our proprietary products at our current spending level.

PRODUCT DEVELOPMENT

Product development expenditures in fiscal 2011 and 2010 were $4.8 million. We continue to actively develop new and revised products. We expect the current level of spending to continue in the future. Product development expenditures in 2011 consisted primarily of both print and digital products within the Testing, Assessment and Instruction product group, as we continued to introduce new and revised products within our existing states. The state test preparation market is changing with the adoption of the CCSS.  However, the current high-stake tests will continue to be administered until 2014/2015, and there will continue to be a demand for higher academic performance from students. Our product development plan will reflect the market need to support the state-specific needs as it reflects the test in place today as well as the potential future needs as a result of the adoption and implementation of the CCSS. We also intend to expand our offering of web-based digital products.  Presently, we publish Test Preparation and Assessment products for various grades in eleven states and CCSS products on a national basis.

We will continue to produce proprietary college preparation supplements and ancillary materials. These products will be crafted as supplements to help teachers and students with their college preparation studies and will not compete with products we distribute under our existing publisher agreements.

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

Each of our product lines has its own seasonality.   The average revenue percentage over the past two fiscal years by quarter is summarized in the table below.

	1st Quarter Ended August 31	2nd Quarter Ended November 30	3rd Quarter Ended February 28	4th Quarter Ended May 31
Test Preparation, Assessment and Instruction	30%	24%	22%	24%
College Preparation	62%	16%	5%	17%
Literacy	36%	16%	18%	30%
Total Revenue	42%	20%	16%	22%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents
May 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Peoples Educational Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Peoples Educational Holdings, Inc. and Subsidiary (collectively, “the Company”) as of May 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Educational Holdings, Inc. and Subsidiary as of May 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
August 15, 2011

CONSOLIDATED BALANCE SHEETS
(In Thousands-Except Share Data)

	May 31,
	2011	2010
ASSETS

Current Assets
Cash and Cash Equivalents	$18	$110
Accounts Receivable Net of Allowances for Doubtful Accounts and Returns	2,745	2,990
Inventory	3,196	3,591
Prepaid Expenses and Other	322	264
Prepaid Marketing Expenses	505	642
Deferred Income Taxes	1,136	833
Total Current Assets	7,922	8,430

Equipment - At Cost, Less Accumulated Depreciation of $2,515 and $2,444, respectively	314	249

Other Assets
Deferred Prepublication Costs, Net	12,269	12,864
Deferred Income Taxes	501	477
Trademarks, Net	255	189
Prepaid Expenses and Other	108	167
Total Other Assets	13,133	13,697
Total Assets	$21,369	$22,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,000	$2,000
Accounts Payable	4,340	4,904
Accrued Compensation	394	153
Other Accrued Expenses	520	527
Deferred Revenue	438	404
Total Current Liabilities	7,692	7,988
Long Term Obligations, Less Current Maturities	8,234	8,584
Total Liabilities	15,926	16,572

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares;
issued: 4,481,434 as of May 31, 2011 and 4,478,434 as of May 31, 2010	90	90
Additional Paid In Capital	8,305	8,120
Accumulated Deficit	(2,888)	(2,342)
Treasury Stock, 16,232 shares for both periods, at cost	(64)	(64)
Total Stockholders’ Equity	5,443	5,804

Total Liabilities and Stockholders’ Equity	$21,369	$22,376

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years Ended May 31,
	2011	2010
Revenue, Net	$31,270	$34,915

Cost of Revenue
Direct Costs	13,139	14,981
Prepublication Cost Amortization	5,364	5,384
Total	18,503	20,365

Gross Profit	12,767	14,550

Selling, General and Administrative Expenses	13,263	13,819

Income (Loss) from Operations	(496)	731

Nonoperating Expenses
Other Expenses, Net	71	37
Interest Expense	306	277
Total	377	314

Income (Loss) Before Income Taxes	(873)	417

Income Tax Expense (Benefit)	(327)	166

Net Income (Loss)	$(546)	$251

Net Income (Loss) per Common Share
Basic and Diluted	$(0.12)	$0.06

Weighted-average Number of Common Shares Outstanding
Basic	4,465	4,462
Diluted	4,465	4,465

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance, May 31, 2009	$90	$8,060	$(2,593)	$(64)	$5,493

Stock-Based Compensation	-	60	-	-	60

Net Income	-	-	251	-	251

Balance, May 31, 2010	90	8,120	(2,342)	(64)	5,804

Stock-Based Compensation	-	181	-	-	181

Stock Options Exercised	-	4	-	-	4

Net Loss	-	-	(546)	-	(546)

Balance, May 31, 2011	$90	$8,305	$(2,888)	$(64)	$5,443

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended May 31,
	2011	2010
Cash Flows From Operating Activities
Net Income (Loss)	$(546)	$251
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Depreciation	161	223
Amortization of Prepublication Costs and Trademarks	5,384	5,400
Stock-Based Compensation	181	60
Market Value Adjustment of Interest Rate Swap	11	(153)
Deferred Income Taxes	(327)	153
Changes in Assets and Liabilities
Accounts Receivable	245	(148)
Inventory	395	628
Prepaid Expenses and Other	1	165
Prepaid Marketing Expenses	137	220
Accounts Payable and Accrued Expenses	(330)	561
Deferred Revenue	34	126
Income tax refund attributable to net operating loss carryback	-	635
Net Cash Provided By Operating Activities	5,346	8,121

Cash Flows From Investing Activities
Purchases of Equipment	(226)	(85)
Expenditures for Intangibles	(86)	(35)
Expenditures for Prepublication Costs	(4,769)	(4,782)
Net Cash Used In Investing Activities	(5,081)	(4,902)

Cash Flows From Financing Activities
Net (Payments) Borrowings Under Line of Credit	1,639	(1,117)
Exercise of Stock Options	4	-
Principal Payments On Long Term Debt	(2,000)	(2,034)
Net Cash Used In Financing Activities	(357)	(3,151)

Net Increase (Decrease) in Cash and Cash Equivalents	(92)	68

Cash and Cash Equivalents
Beginning of Year	110	42
End of Year	$18	$110

Supplemental Cash Flow Information
Cash Payments for:
Interest	$286	$487

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), publishes and markets its own supplementary educational textbooks and digital programs for K-12 school market.  The materials are predominantly state specific and standards-based, focused on state-required tests, offering instruction, practice, and formative assessment tools in both print and digital formats. PE publishes its own proprietary materials, and distributes on an exclusive basis for other publishers, college textbooks and supplements to the high school Advanced Placement*, honors and college preparation market.  PE also distributes on an exclusive basis for three publishers supplemental literacy materials for grades K–8. Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the “Company”.

Principles of consolidation: The consolidated financial statements include the accounts of PEH and its wholly-owned subsidiary, PE. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to estimate and assumptions include the estimated lives of deferred prepublication costs, realization of net deferred income tax assets, allowances for product returns and valuation allowances for inventory, deferred prepublication costs, and stock option accounting. Actual results could differ from those estimates.

Cash and cash equivalents:  Cash and cash equivalents include money market funds and other highly liquid investments.

Revenue recognition and accounts receivable:  Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of May 31, 2011 and 2010 were approximately $174,000 and $153,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of operations. The Company recognizes its subscription based revenue on its digital products over the life of the agreement.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 at May 31, 2011 and 2010, respectively.

Major suppliers: The Company has exclusive distribution agreements with two major college book publishers. The loss of either of these distribution agreements would have a material adverse effect on the Company’s revenue and operations. Revenue generated from these distribution agreements accounted for the following percentage of total revenue by year:

Year Ended May 31, 2011	35%
Year Ended May 31, 2010	33%

Inventory: Inventory is stated at the lower of cost or market, which is determined using the first-in, first-out method. Inventory consists entirely of finished goods. Inventory on the consolidated balance sheet is reflected net of reserves for write-downs or non-salability of approximately $896,000 and $923,000 at May 31, 2011 and 2010, respectively.

Deferred prepublication costs: Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all development expenses, including but not limited to writing, design, art, permissions, and any other costs incurred up to the release date of the product in print and/or digital format. Prepublication costs are capitalized and are amortized over either a three or five year period (the estimated minimum lives of the related publication) using the straight-line method beginning on release date of the product. At both May 31, 2011 and 2010, the Company had an allowance against these assets of $137,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of a specific publication, an impairment charge is recognized.

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

The Company complies with the provisions of “Accounting for Uncertainty in Income Taxes”. The Company reviewed all income tax positions taken or that they expect to take for all open tax years and determined that their income tax positions are appropriately stated and supported for all open years. Under the Company’s accounting policies, it would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of May 31, 2011, the Company recorded no accrued interest or penalties related to uncertain tax positions.

The fiscal tax years 2005 through 2010 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which the Company is subject. The Company expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Basic and diluted net loss per share: Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 8 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share. Due to the net loss in 2011, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive.

Stock-based compensation:  The Company accounts for share based payments in accordance with ASC 718 “Share-Based Payment”, which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. Share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718 and (b) share-based expense for all awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

The Company uses the Black-Scholes option pricing model to estimate the fair value of such awards which requires forfeitures of share-based awards to be estimated at the time of the grant and revised in subsequent periods, if actual forfeitures differ from initial estimates. Therefore, expenses related to share-based payments and recognized in the years ended May 31, 2011 and 2010 have been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. See Note 8 to the Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.

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

The consolidated financial statements include the following financial instruments and methods and assumptions used in estimating their fair values: for cash and cash equivalents, the carrying amount is fair value, and for accounts receivable, accounts payable, line of credit and long term debt, the carrying amounts approximate their fair values due to either the short-term nature of these instruments or the variable nature of the interest rate. A portion of the term loan has been effectively converted to a fixed rate of interest, and is the Company’s only financial liability accounted for at fair value on a recurring basis. (See “Derivative financial instruments” below for further information regarding the fair value of the related interest rate swap agreement) At May 31, 2011, and 2010, the Company has determined that the fair value of the swap, based on LIBOR and swap rates, falls within Level 2 in the fair value hierarchy. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments, since their fair values are not significantly different than their balance sheet carrying amounts. In addition, the aggregate fair values of all financial instruments would not represent the underlying value of the Company.

Derivative financial instruments:  “Accounting for Derivative Instruments and Hedging Activities” defines derivatives and requires that they be carried at fair value on the balance sheet. On May 23, 2007 the Company entered into an interest rate swap agreement to effectively convert $5.0 million of their term loan from a variable rate to a fixed rate for a term of three years. This agreement expired on May 31, 2010.  On June 3, 2010, the Company entered into a new swap agreement to effectively convert $3.0 million of their term loan from a variable rate to a fixed rate for a term to expire in February 2012. The change in market value of the interest rate swap is recognized on the balance sheet within long term obligations and by a charge or credit to interest expense. The change in the market value for the years ended May 31, 2011 and 2010 resulted in an expense of approximately $11,000, and income of approximately $153,000, respectively.

Recently Adopted Accounting Pronouncements:
In October 2009, the FASB issued FASB Accounting Standards Update (“FASB ASU”) No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“FASB ASU 09-13”). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB ASC 605-25 (“Revenue Recognition-Multiple-Element Arrangements”). This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The adoption of FASB ASU 09-13 did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Note 2. Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future undiscounted cash flows. If future undiscounted cash flows are not sufficient to support the net carrying value of the asset, an impairment charge will be recognized. At both May 31, 2011 and 2010 the Company had an allowance of $137,000, reducing prepublication costs to their estimated net realizable value.

The activities in deferred prepublication costs were as follows:

(In Thousands)
	Year Ended May 31,
	2011	2010
Balance, Beginning	$12,864	$13,466
Prepublication Cost Additions	4,769	4,782
Amortization Expense	(5,364)	(5,384)
Balance, Ending	$12,269	$12,864

The future amortization expense of deferred prepublication costs is estimated to be as follows:

(In Thousands)

For the year ending May 31,
2012	$4,963
2013	3,439
2014	2,130
2015	1,252
2016 and thereafter	485
$12,269

Future estimated amortization expense may increase as the Company continues its investments in additional deferred prepublication costs.

Note 3. Trademarks

Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances were as follows:

(In Thousands)
	Year Ended May 31,
	2011	2010
Balance, Beginning	$189	$170
Additions	86	35
Amortization Expense	(20)	(16)
Balance, Ending	$255	$189

Note 4. Financing Arrangements

The Company has a $20 million credit agreement with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company. The agreement provides for a $10 million revolving line of credit and a $10 million term loan.

The revolving line of credit provides for advances up to $10.0 million and expires in March 2012. The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. At May 31, 2011, $6.7 million was outstanding under this facility at an interest rate of 2.5%, and $3.3 million was available for borrowing.

On August 10, 2011, the Company entered into an amendment to its credit agreement with Sovereign Bank which extends the maturity date of the revolving line of credit from March 2012 to December 31, 2012, increases the interest rate by 0.75% for both the revolving line of credit and the term loan over the interest range in the original agreements, reduces the maximum amount of advances under the revolving line of credit to $9 million on March 1, 2012 and provides for an additional 0.25% interest rate increase effective July 1, 2012.

The term loan was originally for $10 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest, which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $1.9 million of the $3.5 million outstanding. In May 2007, the Company entered into a swap agreement to fix the interest rate on the balance of the term loan for three years at a rate of 5.3% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio. This swap agreement expired on May 31, 2010.  On June 3, 2010, the Company entered into a new swap agreement for $3.0 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio.  After February 2012, the interest rate reverts to a variable rate. At May 31, 2011, $3.5 million was outstanding under this agreement.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock. The Company is in compliance with each of these covenants at May 31, 2011.

Long term debt at May 31, 2011 and 2010 consisted of the following:

(In Thousands)	May 31,
	2011	2010
Market value of interest rate swap	$11	$-
Notes payable under line of credit (see above)	6,723	5,084
Term loan (see above)	3,500	5,500
	10,234	10,584
Less current maturities	(2,000)	(2,000)
	$8,234	$8,584

Approximate maturities of long term debt at May 31, 2011, are as follows:

(In Thousands)

Years ending May 31:
2012	$2,000
2013	8,234
$10,234

Note 5. Net Revenue by Product Group

The Company operates as one business segment with three product groups. The Company’s revenues, net of returns, by product group are as follows:

(In Thousands)	Year Ended May 31,
	2011	2010
Test Preparation, Assessment and Instruction	$17,421	$20,211
College Preparation	11,612	12,139
Literacy	2,237	2,565
Total Net Revenue	$31,270	$34,915

Note 6. Income Taxes

Federal and state income tax expense (benefit) consists of the following:

(In Thousands)	Year Ended May 31,
	2011	2010
Current	$-	$13
Deferred	(327)	153
Total	$(327)	$166

For the years ended May 31, 2011, and 2010, the income tax provision (benefit) differs from the amount of income tax expense (benefit) determined by applying the U.S. federal income tax rate to pretax loss, due to the following:

(In Thousands)

	Year Ended May 31,
	2011	2010
Computed federal income tax benefit at statutory rate	$(327)	$146
State income tax benefit, net of federal effect	(68)	21
Effect of lower rates	7	(5)
Other, including nondeductible expenses, net	61	4
	$(327)	$166

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

Net deferred tax assets and liabilities are comprised of the following:

(In Thousands)

	May 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$4	$4
Allowance for sales returns	67	59
Allowance for prepublication costs	53	53
Inventory	408	405
Federal and state net operating loss	1,681	1,470
Other	291	145
Deferred tax valuation allowance	(700)	(700)
	1,804	1,436
Deferred tax liabilities:
Equipment	(24)	(4)
Allowance for purchase returns	(52)	(45)
Prepaid expenses	(91)	(77)
	(167)	(126)
Net deferred tax assets	$1,637	$1,310

The aforementioned net deferred tax assets are reflected on the consolidated balance sheets as follows:

(In Thousands)

	May 31,
	2011	2010
Current assets	$1,136	$833
Noncurrent assets	501	477
Net deferred tax assets	$1,637	$1,310

As of May 31, 2011, the Company had approximately $4.0 million of federal net operating loss (NOL) carryforwards available to reduce federal taxable income which expire at various dates from May 31, 2012 through May 31, 2029.

As of May 31, 2011, the Company had approximately $7.3 million of state net operating loss (NOL) carryforwards available to reduce state taxable income which expire at various dates from May 31, 2012 through May 31, 2016.

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

Note 7. Commitments

Operating leases: The Company leases its various facilities and certain office equipment under non-cancelable operating lease arrangements. On March 31, 2011, the Company subleased a portion of its office facility located in Saddle Brook, NJ for the remaining term of the original lease, which expires in October 2014.

As of May 31, 2011, future minimum rental obligations under operating leases are as follows:

(In Thousands)
	Minimum Lease	Sublease	Net Lease
Years ending May 31:	Commitments	Income	Commitments
2012	$464	$48	$416
2013	465	56	409
2014	470	81	389
2015	196	34	162
	$1,595	$219	$1,376

Rent expense under operating leases was $507,000 and $554,000 for the years ended May 31, 2011 and 2010 respectively.

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

There was no tax benefit related to expense recognized during the periods ended May 31, 2011 and 2010, as the Company is in a net operating loss position. As of May 31, 2011, there was approximately $481,000 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the equity compensation plan which will be amortized over the weighted average remaining requisite service period. Such amount does not include the effect of future grants of equity compensation, if any. Of the $481,000 unrecognized compensation cost, the Company expects to recognize approximately 35% in fiscal 2012, 34% in fiscal 2013, and 31% in fiscal 2014.

In connection with a stock offering in 2005, the underwriter was granted warrants to purchase 50,000 shares of Company common stock at an exercise price of $7.56 per share. Such warrants became exercisable in June 2006, and expired in June 2010.

The 1998 Stock Plan (1998 Plan) permitted the granting of incentive stock options and nonqualified options. A total of 1,000,000 shares of the Company common stock were reserved for issuance pursuant to the options granted under the 1998 Plan. Options issued under the 1998 Plan were generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expired up to 10 years from the date of grant. These options generally vested and became exercisable over a three-year period. The 1998 Plan expired in 2008.  Following such expiration, no additional options could be granted under the 1998 Plan, but options outstanding under the 1998 Plan continued to be exercisable in accordance with their terms.  At May 31, 2011 there were no outstanding options under this plan.

The shareholders approved the adoption of the 2009 Stock Plan (2009 Plan) on January 8, 2009, and approved an amendment to the 2009 Plan on February 10, 2011. The amendment increased the number of shares reserved for issuance under the 2009 Plan by 1,000,000 shares to 1,250,000 shares. The 2009 Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options that do not meet the requirements of Section 422. Options issued under the 2009 Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire up to 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. At May 31, 2011, options to purchase 922,636 shares were outstanding and 327,364 shares were available for grant under the 2009 Plan.

Stock-based compensation expense of $181,000 and $60,000 was recognized for the years ended May 31, 2011 and 2010, respectively.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the indicated years:

	2011	2010
Dividend Yield	0.0%	0.0%
Risk Free Interest Rate	1.1% to 3.1%	2.2% to 2.6%
Expected Life of Options	5 to 7 Years	5 Years
Expected Volatility Factor	40% to 43%	39% to 44%

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

A summary of stock option activity is as follows:

	Weighted-		Weighted-
	Average		Average
	Grant		Exercise
	Fair Value	Shares	Price

Outstanding at May 31, 2009	$1.97	787,636	$3.29
Granted	0.70	122,800	2.46
Exercised	-	-	-
Forfeited	1.98	(74,800)	3.00
Outstanding at May 31, 2010	1.91	835,636	3.21
Granted	0.90	787,836	2.62
Exercised	0.54	(3,000)	1.53
Forfeited	2.06	(700,836)	3.37
Outstanding at May 31, 2011	0.87	919,636	2.59
Exercisable at May 31, 2011	$0.85	248,659	$2.53

Note 9. Retirement Plan

The Company maintains a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act (ERISA). All employees are eligible to participate following the completion of sixty days of service. Eligible participants may elect to contribute a portion of their compensation to the plan, subject to the Internal Revenue Code limitations for 401(k) plans. Participants direct the investment of their contributions into various investment options offered by the plan. The Company may make discretionary contributions to the plan in which all eligible employees will receive a portion of the Company’s contribution. There were no discretionary contributions made by the Company to the plan during the years ended May 31, 2011 and 2010.

Note 10. Subsequent Events

On August 10, 2011, the Company entered into an amendment to its credit agreement with Sovereign Bank which extends the maturity date of the revolving line of credit from March 2012 to December 31, 2012, increases the interest rate by 0.75% for both the revolving line of credit and the term loan over the interest range in the original agreements, reduces the maximum amount of advances under the revolving line of credit to $9 million on March 1, 2012 and provides for an additional 0.25% interest rate increase effective July 1, 2012.

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

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We are a “smaller reporting company” under the rules of the Securities and Exchange Commission and are not required to include an attestation report.

ITEM 9B. OTHER INFORMATION

On August 10, 2011, the Company entered into an amendment to its credit agreement with Sovereign Bank which extends the maturity date of the revolving line of credit from March 2012 to December 31, 2012, increases the interest rate by 0.75% for both the revolving line of credit and the term loan over the interest range in the original agreements, reduces the maximum amount of advances under the revolving line of credit to $9 million on March 1, 2012 and provides for an additional 0.25% interest rate increase effective July 1, 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals constitute the current directors and executive officers of the Company:

Name	Age	Position with the Company
G. Thomas Ahern	53	Director (1)
Brian T. Beckwith	55	Director, President and Chief Executive Officer
John C. Bergstrom	51	Director (1)(2)(3)
Richard J. Casabonne	66	Director (3)
Anton J. Christianson	59	Director (2)(3)
Michael L. DeMarco	47	Executive Vice President and Chief Financial Officer
James P. Dolan	62	Director (1)(2)
Diane M. Miller	59	Director, Executive Vice President and Chief Creative Officer
James J. Peoples	74	Director, Chairman, and Senior Advisor

(1)  Member of Audit Committee

(2)  Member of Compensation Committee

(3)  Member of Governance Committee

G. Thomas Ahern has been a Director of the Company since 2006. He has been CEO of Coughlan Companies and Capstone, a major publisher of children’s books and online interactive content through their imprints; Capstone Press, Compass Point Books, Picture Window, Stone Arch Books and Heinemann Raintree, since 2007. Mr. Ahern has more than 20 years of executive management, technology, and sales experience. Prior to joining Coughlan Companies, he served as CEO of SwiftKnowledge, a web-based business intelligence software company from 2002 to 2007. He also was Executive Vice President, Sales and Marketing for PLATO Learning (NASDAQ: TUTR), a highly successful educational software company based in Bloomington, MN, from 1990 to 2001. Mr. Ahern is a Communications graduate of Northwestern University (BA 1980).

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

John C. Bergstrom has been a Director of the Company since 1998. He has been a partner in RiverPoint Investments, Inc., a St. Paul, MN-based business and financial advisory firm since 1995. Mr. Bergstrom is also a director of The Dolan Company. (NYSE:DM), Znomics, Inc. (OTC:ZNOM), Tecmark, Inc., Instrumental, Inc., JobDig, Inc., Creative Publishing Solutions, Inc., and Cramer, LLC.   Mr. Bergstrom is a graduate of Gustavus Adolphus College, B.A., and the University of Minnesota, M.B.A.

Richard J. Casabonne has been a Director of the Company since 2002. He is the founder and President of Casabonne Associates, Inc., an educational research, strategy, and development firm, since 1972. From October 2003 to May 2004, he served as Chief Executive Officer of TestU, an instructional assessment company based in New York City. From July 2001 to April 2002, Mr. Casabonne also served as the President of the Education and Training Group of Leapfrog Enterprises, Inc. where he also served as a director. He is a past President of AEP (The Association of Educational Publishers).

Anton J. Christianson has been a Director of the Company since 1998.  He is the Chairman of Cherry Tree Companies, established in 1980, a financial advisory firm offering investment management, investment banking, and wealth management services.  Mr. Christianson controls Adam Smith Companies, LLC, Adam Smith Management, LLC, Adam Smith Fund, LLC, and Adam Smith Growth Partners, LP, which are affiliates of Cherry Tree Companies and investors in Peoples Educational Holdings, Inc.  He serves as a director of AmeriPride Services, Inc., The Dolan Company (NYSE:DM), Titan Machinery, Inc. (NASDAQ: TITN), Arctic Cat, Inc. (NASDAQ: ACAT), and Znomics, Inc. (NASDAQ: ZNOM).  Mr. Christianson also served as a director of Capella Education Company (NASDAQ: CPLA) from 1993 to 2006 and Fair Isaac Corporation (NYSE: FICO) from 1999 to 2009.  Mr. Christianson is a graduate of St. John’s University, Collegeville, Minnesota, and earned an M.B.A. from Harvard Business School.

Michael L. DeMarco has served as Chief Financial Officer of the Company since May 2002 and Executive Vice President since June 2007, and previously served as Vice President of Finance and Operations of the Company from May 1999 to April 2002. Mr. DeMarco has over 20 years of experience in finance and accounting. Prior to joining the Company, Mr. DeMarco was Controller for Health Tech, a health care products company. He was also a Controller for Omnitech Corporate Solutions, a computer integration and software development company. Mr. DeMarco also spent four years as an auditor with the public accounting firm of Ernst and Young. Mr. DeMarco is a graduate of Pace University in New York and is a Certified Public Accountant.

James P. Dolan has been a Director of the Company since 1999. Since 1992, he has been Chairman, President and Chief Executive Officer and founder of The Dolan Company, (NYSE:DM) in Minneapolis, a specialized business services and information company that publishes daily and weekly business newspapers in 21 U.S. markets and operates a number of services businesses including National Default Exchange, a leading provider of mortgage default processing services to the foreclosure bar; DiscoverReady, a leading provider of electronic discovery services to large companies and their legal counsel; and Counsel Press, the nation’s largest appellate legal services provider. From 1989 to 1993, he was Executive Vice President of the Jordan Group, New York City, an investment bank specializing in media. He previously held executive positions with News Corporation in New York, Sun-Times Company of Chicago, and Centel Corp., Chicago, and was an award-winning reporter and editor at newspapers in San Antonio, New York, Chicago, Sydney, and London. He serves as a director of several private companies and is a journalism graduate of the University of Oklahoma.

Diane M. Miller is co-founder and a Director of the Company. She has served as Executive Vice President of the Company since 1990; and Chief Creative Officer since 2005. Her educational publishing experience encompasses general management, product development, strategic planning, market research, writing, curriculum development, editorial, marketing, production, and professional development. Prior to forming the Company, Ms. Miller was publisher of Globe Books, a remedial, supplementary educational publisher owned by Simon and Schuster. Prior to joining Globe Books, she was Senior Editor of Reading for Harcourt Brace Jovanovich. Ms. Miller has classroom and research experience as well, and is a graduate with honors of Centre College of Kentucky.

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

Board Committees

The Board of Directors has established an Audit Committee, a Governance Committee, and a Compensation Committee.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2011, all required Section 16(a) filings applicable to its officers, directors, and 10% stockholders were timely made.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at www.peopleseducation.com under the captions About Us, Investor Relations, Corporate Governance.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal 2011 and 2010, the compensation earned by or awarded to Brian T. Beckwith, the Company’s Chief Executive Officer and President; Michael L. DeMarco, the Company’s Executive Vice President and Chief Financial Officer; and Diane M. Miller, Executive Vice President and Chief Creative Officer, the only other executive officer of the Company (collectively with Mr. Beckwith and Mr. DeMarco, the “Named Executives”).

	Summary Compensation Table For Fiscal Year
	Ended May 31, 2011 and 2010
Name and Principal Position	Year	Salary	Incentitive Plan Compensation	(a) Option Awards	(b) All Other Compensation	Total
Brian T. Beckwith	2011	$330,424	$-	$69,335	$22,407	$422,166
President and Chief Executive Officer	2010	$320,800	$-	$11,668	$18,799	$351,267

Michael L. DeMarco	2011	$218,566	$-	$19,756	$20,072	$258,394
Executive Vice President and	2010	$212,200	$-	$6,154	$16,165	$234,519
Chief Financial Officer

Diane M. Miller	2011	$190,550	$-	$21,202	$27,467	$239,219
Executive Vice President and	2010	$185,000	$-	$4,894	$23,920	$213,814
Chief Creative Officer

(a)
These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2011 and 2010 in accordance with ASC 718, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 8 to the Consolidated Financial Statements for the fiscal year ended May 31, 2011.

(b)
Each of the named executives receives a car allowance and the non-business portion of this allowance is included as taxable income to the named executive. The Company also covers the cost of medical and dental insurance premiums payable by the named executive.  In addition, the Company provided supplemental life insurance to Ms. Miller. The policy premium of $1,995 for both 2011 and 2010 was taxable income to Ms. Miller.

Our compensation program uses stock options to provide long-term incentives and rewards to our executives, other employees, and directors.  At our Annual Meeting of Stockholders on February 10, 2011, our stockholders approved an increase in the number of shares available for issuance under our 2009 Stock Plan to enable the Board to implement a stock option replacement program and continue our long-term incentive program.  Under the stock option replacement program, we granted new stock options for a total of 712,836 shares to our directors, officers and other employees to replace options that had recently expired or were cancelled in exchange for new options.  The replacement options were granted at exercise prices of $2.00 or $3.00 per share, which exceeded the market price of our stock on the date of grant.  The exercise prices of the options they replaced were in a range from $3.05 to $6.00 per share.  The replacement options, which are scheduled to expire in 2018, replaced options that had expired or were scheduled to expire in 2011, 2012, and 2013.

Outstanding Equity Awards at May 31, 2011

The following table provides a summary of equity awards outstanding for each of the Named Executives as of the end of fiscal 2011:

	Option Awards
	Number of
	Securities
	Underlying
	Unexercised			Option
	Options			Exercise	Option
	(#)	(#)		Price	Expiration
Named Executive	Exercisable	Unexercisable		($)	Date
Brian T. Beckwith	16,400	49,200	(1)	$ 2.00	2/10/2018
President and	65,600	196,800	(2)	$ 3.00	2/10/2018
Chief Executive Officer	4,250	12,750	(3)	$ 1.00	8/9/2015
	8,500	8,500	(4)	$ 1.96	8/20/2014

Michael L. DeMarco	3,500	10,500	(5)	$ 2.00	2/10/2018
Executive Vice President and	14,000	42,000	(6)	$ 3.00	2/10/2018
Chief Financial Officer	2,000	6,000	(7)	$ 1.00	8/9/2015
	3,000	9,000	(8)	$ 3.00	10/14/2014
	4,000	4,000	(9)	$ 1.96	8/20/2014

Diane M. Miller	4,500	13,500	(10)	$ 2.00	2/10/2018
Executive Vice President and	18,000	54,000	(11)	$ 3.00	2/10/2018
Chief Creative Officer	2,000	6,000	(7)	$ 1.00	8/9/2015
	4,000	4,000	(9)	$ 1.96	8/20/2014

(1)	Becomes exercisable with respect to 16,400 shares on each February 10, 2012, 2013, and 2014.
(2)	Becomes exercisable with respect to 65,600 shares on each February 10, 2012, 2013 and 2014.
(3)	Becomes exercisable with respect to 4,250 shares on each August 9, 2011, 2012 and 2013.
(4)	Becomes exercisable with respect to 4,250 shares on each August 20, 2011 and 2012.
(5)	Becomes exercisable with respect to 3,500 shares on each February 10, 2012, 2013 and 2014.
(6)	Becomes exercisable with respect to 14,000 shares on each February 10, 2012, 2013 and 2014.
(7)	Becomes exercisable with respect to 2,000 shares on each August 9, 2011, 2012 and 2013.
(8)	Becomes exercisable with respect to 3,000 shares on each June 15, 2011, 2012 and 2013.
(9)	Becomes exercisable with respect to 2,000 shares on each August 20, 2011 and 2012.
(10)	Becomes exercisable with respect to 4,500 shares on each February 10, 2012, 2013, and 2014.
(11)	Becomes exercisable with respect to 18,000 shares on each February 10, 2012, 2013, and 2014.

Potential Payments Upon Termination

Brian T. Beckwith, our President and Chief Executive Officer, entered into an employment agreement in 2001, which was amended in July 2004. The agreement, as amended, provides for a term ending in December 2008 with automatic renewals thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. Pursuant to these arrangements, the term of the agreement has been extended to December 2012. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. Beckwith ceases to be employed. In consideration for these covenants, Mr. Beckwith will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. Beckwith is terminated by the Company without cause, or if Mr. Beckwith resigns for good reason, Mr. Beckwith is entitled to 18 months of severance at his then-current annual salary. If we provide Mr. Beckwith notice of non-renewal, Mr. Beckwith is entitled to 12 months of severance at his then-current annual salary. The agreement also provides for, under certain circumstances, our repurchase right and Mr. Beckwith’s put right to the Company with respect to Company stock owned by Mr. Beckwith, following termination of his employment, which he has acquired upon exercise of stock options and held for at least one year.

Michael L. DeMarco, our Executive Vice President and Chief Financial Officer, entered into an employment agreement in May 2002, which was most recently amended in June 2007. The agreement, as amended, provides for a term ending in May 2008, with automatic renewals thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. Pursuant to these arrangements, the term of the agreement has been extended to May 2012. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company. In consideration for these covenants, Mr. DeMarco will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. DeMarco is terminated without cause or resigns for good reason, Mr. DeMarco is entitled to 12 months salary as severance at his then-current annual salary.

Diane M. Miller, our Executive Vice President and Chief Creative Officer, entered into an employment agreement in 1990, which was amended and restated in November 2004. The agreement provides for a term ending in November 2007, with automatic renewals thereafter for successive one-year periods unless terminated by either party at least 180 days prior to the end of the contract year. Pursuant to these arrangements, the term of the agreement has been extended to November 2012. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Ms. Miller ceases to be employed. In consideration for these covenants, Ms. Miller will receive on a monthly basis, 60% of her monthly salary in effect at the time her employment ceased. If Ms. Miller is terminated without cause or if Ms. Miller resigns for good reason, Ms. Miller is entitled to 12 months of severance at the rate in effect at the time her employment ceased. We have a right of first refusal with respect to any share transfers of Company stock by Ms. Miller to a competitor.

Compensation of Non-Management Directors

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. For 2011, each non-management member of the Board of Directors received on a quarterly basis $3,183 for services as a director, plus $530 for each committee on which they served, plus an additional $530 for each committee of which they were the chair. Mr. Peoples received an addition $1,061 per quarter for his duties as the Board of Directors Chairman. Mr. Bergstrom received an additional $5,150 per quarter for his services on the audit and compensation committee. Non-employee directors were also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, each non-employee director receives nonqualified options to purchase our common stock at an option price equal to the fair market value of our common stock on the date that the option is granted. The options are exercisable in annual increments of 25% each over a four-year period during the term of the options, which was five years.

In February 2011, each of the non-management directors was granted new stock options under the stock option replacement program described above to replace options that had expired or were scheduled to expire in 2011, 2012 or 2013.  Options were granted as follows at the indicated exercise prices:  Mr. Ahern (3,600 shares at $2.00 per share; 14,400 shares at $3.00 per share); Mr. Bergstrom (4,567 shares at $2.00 per share; 18,267 shares at $3.00 per share); Mr. Casabonne (7,767 shares at $2.00 per share; 31,067 shares at $3.00 per share); Mr. Christianson (4,567 shares at $2.00 per share; 18,267 shares at $3.00 per share); Mr. Dolan (4,567 shares at $2.00 per share; 18,267 shares at $3.00 per share); and Mr. Peoples (800 shares at $2.00 per share; 3,200 shares at $3.00 per share).

Non-Management Director Compensation for the Fiscal Year Ended May 31, 2011:

	Fees Earned or Paid in Cash	(a) Option Awards	All Other Compensation		Total
G. Thomas Ahern	$14,852	$4,776	$-		$19,628
John C. Bergstrom	$43,940	$6,713	$-		$50,653
Richard J. Casabonne	$14,852	$8,795	$41,200	(b)	$64,847
Anton J. Christianson	$19,096	$6,713	$-		$25,809
James P. Dolan	$16,972	$13,248	$-		$30,220
James J. Peoples	$16,972	$2,075	$41,200	(c)	$60,247

(a)
These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2011 in accordance with ASC 718, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 8 to the Consolidated Financial Statements for the fiscal year ended May 31, 2011.

(b)	Mr. Casabonne received an additional $10,300 per quarter for his services related to marketing and product development.

(c)	Mr. Peoples received an additional $10,300 per quarter for his services related to business development.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information provided to the Company as to the beneficial ownership of our Common Stock as of July 15, 2011 by (i) the only stockholders known to the Company to hold 5% or more of such stock, and (ii) each of the directors, the Named Executives set forth in the Summary Compensation Table in Item 11, and directors and officers as a group.

	Common Stock
	Beneficially
Beneficial Owner	Owned	Total (%)
Anton J. Christianson (1) (2)	1,796,561	40.1%
NAP & CO - c/o Delaware State Pension Fund (3)	603,151	13.5%
James J. Peoples (1) (4)	575,081	12.9%
Dolphin Offshore Partners, Inc. (5)	361,887	8.1%
Diane M. Miller (1) (4)	281,516	6.3%
Brian T. Beckwith (1) (4)	134,054	2.9%
Michael L. DeMarco (1)	31,352	*
John C. Bergstrom (1)	52,523	1.2%
James P. Dolan (1)	28,457	*
Richard J. Casabonne (1)	12,207	*
G. Thomas Ahern (1)	11,000	*
Directors and Officers as a group (9 persons) (1) (2)	2,922,751	62.2%

* Less than 1%

(1)
Includes shares of Common Stock subject to outstanding stock options exercisable within 60 days as follows: Mr. Christianson, 10,707 shares; Mr. Peoples, 3,500 shares; Ms. Miller, 30,500 shares; Mr. Beckwith, 99,000 shares; Mr. DeMarco, 29,502 shares; Mr. Bergstrom, 10,707 shares; Mr. Dolan, 26,957 shares; Mr. Casabonne, 12,207 shares; Mr. Ahern, 7,000 and directors and officers as a group, 230,080 shares.

(2)
Mr. Christianson’s ownership includes ownership of 1,713,915 shares held by Adam Smith Fund LLC, 70,619 shares held by Adam Smith Growth Partners and 1,320 shares held individually. The managing member of Adam Smith Growth Partners is Adam Smith Companies, LLC. Mr. Christianson, as manager of Adam Smith Companies, LLC, has voting and investment powers with respect to the securities owned by Adam Smith Growth Partners. The managing member of Adam Smith Fund, LLC is Adam Smith Management, LLC, whose managing member is Adam Smith Companies, LLC. Mr. Christianson, as manager of Adam Smith Companies, LLC, has investment and voting powers with respect to the securities owned by Adam Smith Fund, LLC. Mr. Christianson, Adam Smith Companies, LLC, and Adam Smith Management, LLC disclaim beneficial ownership of the securities held by Adam Smith Growth Partners and Adam Smith Fund, LLC except to the extent of their pecuniary interest in such securities. The address of Mr. Christianson and each of the Adam Smith entities is 301 Carlson Parkway, Suite #103, Minnetonka, MN 55305.

(3)	The address of the Delaware State Pension Fund is 860 Silver Lake Boulevard, McArdle Building, Suite #1, Dover, DE 19904.

(4)	The address of Mr. Peoples, Ms. Miller, and Mr. Beckwith is 299 Market Street, Saddle Brook, NJ 07663-5316.

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

Equity Compensation Plan Table

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of May 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved
by security holders	919,636	$2.59	327,364

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the fiscal years ended May 31, 2011, and May 31, 2010 Rothstein, Kass & Company, P.C. provided various audit and non-audit services to the Company and billed the Company for these services as follows:

(a)
Audit Fees. Fees for audit services totaled approximately $84,500 and $80,000 in fiscal 2011 and fiscal 2010, respectively, which included the fees for the annual audits and the reviews of the Company’s quarterly reports on Form 10-Q.

(b)	Audit-Related Fees. There were no fees incurred for audit-related services in fiscal 2011 or fiscal 2010.

(c)	Tax Fees. There were no fees incurred for tax services, including certain tax compliance assistance in fiscal 2011 or fiscal 2010.

(d)	All Other Fees. There were no other services in fiscal 2011 or fiscal 2010 provided by Rothstein, Kass & Company, P.C. not included in the above.

In connection with the fiscal year ended May 31, 2010, McGladrey & Pullen, LLP and its related entity RSM McGladrey, Inc., provided various audit and non-audit services to the Company and billed the Company for these services as follows:

(a)	Audit Fees. Fees for audit services totaled approximately $20,000 in fiscal 2010 including fees for the August 31, 2010 review of the Company’s quarterly reports on Form 10-Q.

(b)
Audit-Related Fees. Fees for audit-related services totaled approximately $ 5,000 in fiscal 2010. These services related to responding to technical and accounting questions and the related research, meetings with management and transition relating to the Company’s appointment of Rothstein, Kass & Company, P.C. as the Company’s independent registered public accounting firm.

(c)	Tax Fees. Fees for tax services, including certain tax compliance assistance, totaled $-0- for fiscal 2010.

(d)	All Other Fees. There were no other services provided by McGladrey & Pullen, LLP or RSM McGladrey, Inc., not included above, in fiscal 2010.

The Audit Committee preapproves all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis. All of the services provided by the independent registered public accounting firms during fiscal 2011 and fiscal 2010, including services related to Audit-Related Fees and Tax Fees have been approved by the Audit Committee under its pre-approval process. The Audit Committee has considered whether the provision of services related to the Audit-Related Fees, Tax Fees and All Other Fees was compatible with maintaining the independence of Rothstein, Kass & Company, P.C. and McGladrey & Pullen, LLP and determined that such services did not adversely affect the independence of either firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)	Financial Statements. See Item 8 above.

(2)	Exhibits. The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2001).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated May 23, 2007).

10.1‡	Registrant’s 2009 Stock Plan, as amended February 10, 2011

10.2‡
Amended and Restated Employment Agreement between Peoples Education, Inc. and Diane M. Miller dated July 1, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-KSB for the year ended December 31, 2001), as amended by Amendment to Employment Agreement dated November 19, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 22, 2004).

10.3‡
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

10.4‡
Employment Agreement between the Company and Brian T. Beckwith dated December 18, 2001 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-KSB for the year ended December 31, 2001), as amended by Amendment to Employment Agreement dated July 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004).

10.5
Loan Agreement dated February 15, 2007, by and between Peoples Educational Holdings, Inc. and Sovereign Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 15, 2007).

10.6
$10 million Revolving Credit Promissory Note dated February 15, 2007 payable by Peoples Educational Holdings, Inc. to Sovereign Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated February 15, 2007).

10.7
$10 million Term Promissory Note dated February 15, 2007 payable by Peoples Educational Holdings, Inc. to Sovereign Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated February 15, 2007).

10.8
Security Agreement dated February 15, 2007, by and between Peoples Educational Holdings, Inc., Peoples Education, Inc. and Sovereign Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated February 15, 2007).

10.9
Guaranty and Suretyship Agreement dated February 15, 2007, by Peoples Educational Holdings, Inc. and Peoples Education, Inc. in favor of Sovereign Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated February 15, 2007).

10.10
Pledge of Stock Agreement dated February 15, 2007, by Peoples Educational Holdings, Inc. in favor of Sovereign Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K dated February 15, 2007).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Form 10-KSB for the year ended December 31, 2003).

21	Subsidiaries of the Registrant: Peoples Education, Inc., a Delaware corporation.

23.1*	Consent of Rothstein, Kass & Company, P.C.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡ Management contract or compensatory plan.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES EDUCATIONAL HOLDINGS, INC.

Date: August 15, 2011	/s/ Brian T. Beckwith
Brian T. Beckwith, Chief Executive Officer, President
(principal executive officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 15, 2011.

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