Form 10-Q
period 2011-08-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2011-10-11
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,465,202 shares of Common Stock (par value $0.02 per share) outstanding on September 23, 2011

TABLE OF CONTENTS

 Part I
Financial Information

Item 1. Financial Statements
PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	August 31, 2011	May 31, 2011	August 31, 2010
ASSETS

Current Assets
Cash and Cash Equivalents	$30	$18	$209
Accounts Receivable, Net of Allowances for
Doubtful Accounts and Returns	4,022	2,745	5,728
Inventory, Net	3,059	3,196	3,565
Prepaid Expenses and Other	326	322	309
Prepaid Marketing Expenses	573	505	788
Deferred Income Taxes	654	1,136	692
Total Current Assets	8,664	7,922	11,291

Equipment - At Cost, Less Accumulated Depreciation of $2,517, $2,515 and $2,486, respectively	324	314	236

Other Assets
Deferred Prepublication Costs, Net	11,757	12,269	13,064
Deferred Income Taxes	472	501	-
Trademarks, Net	255	255	224
Prepaid Expenses and Other	97	108	149
Total Other Assets	12,581	13,133	13,437

Total Assets	$21,569	$21,369	$24,964

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,000	$2,000	$2,000
Accounts Payable	4,695	4,340	8,857
Accrued Compensation	409	394	346
Other Accrued Expenses	496	520	585
Deferred Revenue	448	438	441
Total Current Liabilities	8,048	7,692	12,229

Long Term Obligations, Less Current Maturities	7,165	8,234	5,845

Total Liabilities	15,213	15,926	18,074

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued:
4,481,434 shares as of August 31, 2011, May 31, 2011 and August 31, 2010	90	90	90
Additional Paid In Capital	8,347	8,305	8,154
Accumulated Deficit	(2,017)	(2,888)	(1,290)
Treasury Stock - 16,232 shares, at cost	(64)	(64)	(64)
Total Stockholders' Equity	6,356	5,443	6,890

Total Liabilities and Stockholders' Equity	$21,569	$21,369	$24,964

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended
	August 31,

	2011	2010

Revenue, Net	$12,051	$13,148

Cost of Revenue
Direct Costs	6,223	6,666
Prepublication Cost Amortization	1,367	1,294
Total	7,590	7,960

Gross Profit	4,461	5,188

Selling, General and Administrative Expenses	2,995	3,409

Income from Operations	1,466	1,779

Other Expenses, Net	13	8
Interest Expense	70	101

Income Before Income Taxes	1,383	1,670

Income Tax Expense	512	618

Net Income	$871	$1,052

Net Income per Common Share:
Basic	$0.20	$0.24
Diluted	$0.19	$0.24

Weighted-average Number of
Common Shares Outstanding:
Basic	4,465	4,464
Diluted	4,471	4,464

See Notes to Condensed Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Three Months Ended
	August 31,
	2011	2010
Cash Flows From Operating Activities
Net Income	$871	$1,052
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	35	42
Amortization of Prepublication Costs and Intangible Assets	1,371	1,301
Stock-Based Compensation	41	30
Market Value Adjustment of Interest Rate Swap	(5)	23
Deferred Income Taxes	512	618
Changes in Assets and Liabilities
Accounts Receivable	(1,277)	(2,738)
Inventory	137	26
Prepaid Expenses and Other	7	(27)
Prepaid Marketing Expenses	(68)	(146)
Accounts Payable and Accrued Expenses	346	4,204
Deferred Revenue	10	37
Net Cash Provided By Operating Activities	1,980	4,422

Cash Flows From Investing Activities
Purchases of Equipment	(46)	(29)
Expenditures for Intangibles	(3)	(42)
Expenditures for Prepublication Costs	(855)	(1,494)
Net Cash Used In Investing Activities	(904)	(1,565)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(564)	(2,262)
Exercise of Stock Options	-	4
Principal Payments On Long-Term Debt	(500)	(500)
Net Cash Used In Financing Activities	(1,064)	(2,758)

Net Increase in Cash and Cash Equivalents	12	99

Cash and Cash Equivalents
Beginning of Period	18	110
End of Period	$30	$209

Supplemental Cash Flow Information
Cash Payments for:
Interest	$74	$66

See Notes to Condensed Consolidated Financial Statements

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 1 – Nature of Business and Basis of Presentation

Nature of business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), publishes and markets its own supplementary educational textbooks and digital programs for K-12 school market.  The materials are predominantly state specific and standards-based, focused on state-required tests, offering instruction, practice, and formative assessment tools in both print and digital formats. PE publishes its own proprietary materials, and distributes on an exclusive basis for other publishers, college textbooks and supplements to the high school Advanced Placement*, (*Advanced Placement is a registered trademark of the College Board) honors and college preparation market.  PE also distributes on an exclusive basis, for three publishers supplemental literacy materials for grades K–8. Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the “Company”.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q for interim financial information and therefore do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented.  The operating results for the three month period ended August 31, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2011.

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

August 31, 2011	$259,000
August 31, 2010	$431,000

This allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of revenue and accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of income.

In August 2011, the Company extended the interim contract amendment with one of its college publishers while a new multi-year agreement is being negotiated.  The Company continues to perform all the same functions that it did under the original agreement, including all sales, marketing and administration functions. However, the college publisher now invoices the customers directly.  The college publisher then remits to the Company, on a monthly basis the gross profit (revenue less the costs associated with that revenue).  The Company has established a reserve for returns associated with this revenue, which is reflected as a reduction from accounts receivable.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts was $10,000 as of August 31, 2011, May 31, 2011 and August 31, 2010.

NOTE 3 – Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, the Company included stock options with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  The number of additional shares was calculated by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting period.  The weighted average common shares outstanding included 5,621 and 324 shares of common stock equivalents for the three months ended August 31, 2011 and 2010, respectively.

NOTE 4 – Deferred Prepublication Costs
Deferred prepublication (product development) costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future undiscounted cash flows. If future undiscounted cash flows are not sufficient to support the net carrying value of the asset, an impairment charge will be recognized. At August 31, 2011 and 2010 the Company had an allowance of $137,000, reducing prepublication costs to their estimated net realizable value.

The activity in deferred prepublication costs is as follows for the periods presented:

(In Thousands)

	August 31,	August 31,
	2011	2010
Balances, Beginning	$12,269	$12,864
Prepublication Cost Additions	855	1,494
Amortization Expense	(1,367)	(1,294)
Balances, Ending	$11,757	$13,064

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

(In Thousands)

Remainder of fiscal year ending May 31, 2012	$3,556
Year ending May 31, 2013	3,663
Year ending May 31, 2014	2,345
Year ending May 31, 2015	1,474
Year ending May 31, 2016 and thereafter	719
$11,757

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

NOTE 6 – Financing Arrangements
The Company has a revolving line of credit and a term loan with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.

The revolving line of credit provides for advances up to $10.0 million. The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. The average interest rates for the reporting periods ending August 31, 2011, and August 31, 2010 were 2.4% and 2.5%, respectively.  At August 31, 2011, $6.2 million was outstanding under this facility, and $3.8 million was available for borrowing.

On August 10, 2011, the Company entered into an amendment to its credit agreement with Sovereign Bank which extends the maturity date of the revolving line of credit from March 2012 to December 31, 2012, increases the interest rate by 0.75% for both the revolving line of credit and the term loan over the interest range in the original agreements, reduces the maximum amount of advances under the revolving line of credit to $9.0 million on March 1, 2012 and provides for an additional 0.25% interest rate increase effective July 1, 2012.

The term loan was originally for $10.0 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest, which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $1.6 million of the $3.0 million outstanding. On June 3, 2010, the Company entered into a new swap agreement for $3.0 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio.  After February 2012, the interest rate reverts to a variable rate. At August 31, 2011, $3.0 million was outstanding under this agreement. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the three months ended August 31, 2011, the Company recorded interest income of $5,000 relating to the swap.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock. The Company is in compliance with each of these covenants at August 31, 2011.

NOTE 7 – Income Taxes
On a quarterly basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines the estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three months ended August 31, 2011 and 2010 were approximately 37%.

The Company has a valuation allowance of $700,000 against its deferred tax asset. There has not been any change in this allowance since May 31, 2011.

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

NOTE 8 – Recently Issued Accounting Standards
In October 2009, the FASB issued FASB Accounting Standards Update (“FASB ASU”) No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“FASB ASU 09-13”). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB ASC 605-25 (“Revenue Recognition-Multiple-Element Arrangements”). This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance was effective for the first annual period beginning on or after June 15, 2010. The adoption of FASB ASU 09-13 did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This update requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The Company has complied with the additional disclosures required by this standard. The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 9 – Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718 by recognizing the fair value of stock-based compensation in the statement of operations. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award. For the three months ended August 31, 2011 and 2010, stock-based compensation expense was approximately $41,000 and $30,000, respectively.

As of August 31, 2011, there was approximately $424,000 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the equity compensation plan which will be amortized over the weighted average remaining requisite service period. Such amount does not include the effect of future grants of equity compensation, if any. Of the $424,000 unrecognized compensation cost, the Company expects to recognize approximately 32% of the total in the balance of fiscal 2012, 40% in fiscal 2013, and 28% in fiscal 2014.

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

	Jun - Aug	Sep - Nov	Dec - Feb	Mar - May
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Test Preparation, Assessment, and Instruction	30%	24%	22%	24%
College Preparation	62%	16%	5%	17%
Literacy	36%	16%	18%	30%
Total Revenue	42%	20%	16%	22%

PRODUCT OVERVIEW

We are a leading publisher and distributor of supplemental instructional materials for the kindergarten through high school sector.  We design and produce materials in both print and digital formats, with a growing emphasis on Internet-based delivery. Our materials are predominantly state-specific and standards-based, focused on state-required tests.  We also distribute college preparation products developed internally, and by other publishers, and literacy products developed by other publishers.

We operate as one business segment, with three product groups.

Test Preparation, Assessment, and Instruction Product Group

Test Preparation, Assessment
•
We create and sell print and digital products targeted to grades 1-12 to help students prepare for state proficiency tests. The Measuring Up® Test Preparation and Assessment print products are sold in eleven states. Measuring Up® is positioned as standards-based, state customized instruction and classroom assessment, designed to be an integral part of a school’s instructional program throughout the school year.  In addition, we also recently launched our Common Core Standards, test preparation products which can be used on a national basis.

•
ePath Knowledge™ is a suite of online tools designed to meet unique needs of schools and districts. Our first offering, ePath Assess ®, ® was developed in conjunction with Cisco Learning Systems.  ePath Assess® provides formative assessment and ongoing progress-monitoring that allows educators to make data-driven decisions. ePath Discovery® delivers immediate online standards-based instructional intervention for students. Lastly, Practice Path™ provides an easy-to-use student-based interface for online standards and test-based skill building and practice. The ePath Knowledge™ suite of tools provides educators with online options to best meet the needs of their students and teachers, while providing state customized content for assessment and instruction.

Instruction
•
The primary products within this group are our Focused Instruction materials. Focused Instruction materials provide standards–based, state-specific supplemental instruction in particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development.  Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force.  Also included within this product group are our backlist remedial and multicultural products which we continue to sell; however we are not investing in new development for these products.

College Preparation Product Group

We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers.  In addition to these distributed products, we also publish our own proprietary products for the college preparation market.  The college preparation products that we offer are utilized in a wide range of Advanced Placement*, honors, electives and other high-level high school courses. Distribution revenue consists of direct billings to customers, as well as commissions earned on sales generated by our marketing efforts, but billed directly by the college publishers.  Such sales, for which the commission rate varies, include purchases by schools through online bookstores and sales derived as a result of purchases made through state adoption contracts.

In August 2011, we extended the interim contract amendment with one of our college publishers while a new multi-year agreement is being negotiated.  We continue to perform all the same functions as we did under the original agreement, including all sales, marketing and administration functions. However, the college publisher now invoices the customers directly.  The college publisher then remits to us, on a monthly basis the gross profit (revenue less the costs associated with that revenue).  We have established a reserve for returns on this revenue which is reflected as a reduction from accounts receivable.

Literacy Product Group

Our Literacy products are developed by other publishers and we have the U.S. distribution rights.  These products are competitively positioned in the supplemental reading market for grades K-8 for districts that are looking for literacy resources to enhance or fill gaps in their existing programs. Products within this group include an extensive selection of leveled reading materials; high-interest engaging resources for striving readers; series that integrate reading, science, and social studies; and selections and strategies for students who are in the process of learning English.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2011 vs. Three Months Ended August 31, 2010

(Amounts in Thousands - Except Per Share Data)	Three Months Ended August 31,
	2011		2010
Revenue
Test Preparation, Assessment and Instruction	$4,534	37.6%	$5,121	38.9%
College Preparation	7,114	59.0%	7,177	54.6%
Literacy	403	3.3%	850	6.5%
Total Revenue	12,051	100.0%	13,148	100.0%

Cost of Revenue
Direct Costs	6,223	51.6%	6,666	50.7%
Prepublication Cost Amortization	1,367	11.3%	1,294	9.8%
Total Cost Of Revenue	7,590	63.0%	7,960	60.5%

Gross Profit	4,461	37.0%	5,188	39.5%

Selling, General and Administrative Expenses
Marketing and Selling	1,908	15.8%	2,231	17.0%
General and Administrative	1,087	9.0%	1,178	9.0%
Total Selling, General and Administrative Expenses	2,995	24.9%	3,409	25.9%

Operating Income	1,466	12.2%	1,779	13.5%

Other Expenses, Net	13	0.1%	8	0.1%
Interest Expense	70	0.6%	101	0.8%
Income Before Income Tax Expense	1,383	11.5%	1,670	12.7%

Income Tax Expense	512	4.2%	618	4.7%

Net Income	$871	7.2%	$1,052	8.0%

Net Income per Common Share:
Basic	$0.20		$0.24
Diluted	$0.19		$0.24

Overview

Schools are continuing to be impacted by budget cuts as a result of budgetary pressures, and our revenue continues to be negatively impacted by this. Revenue for the quarter was $12.1 million, a decline of 8.3% from the prior year.  The year-over-year decline was related to our Testing, Assessment and Instruction, and Literacy product lines. Net Income for the current year was $871,000, a decline of $181,000 from the prior year.

REVENUE

Test Preparation, Assessment, and Instruction
Revenue for this product group for the quarter was $4.5 million, compared to $5.1 million during the same period in the prior year. Test Preparation and Assessment revenue for the quarter was $4.0 million, a decrease of $554,000 and 12.2% from the prior year, while Instruction revenue was $529,000, compared to $561,000 in the prior year.  The revenue shortfall is primarily in one of the states in which we publish state-specific materials.  This state is in the process of transitioning over to new standards and new tests.  This along with budgetary issues resulted in the revenue decline for the quarter compared to the prior year.  We anticipate this shortfall will be offset by the end of our fiscal year with the late 2011 release of updated products focusing on these new standards and tests, and new products for the state’s high-stakes End-of Course examinations.

College Preparation
College Preparation revenue for the quarter was $7.1 million, compared to $7.2 million during the same period in the prior year. Revenue from the sale of products offered from the two major college publishers was $6.8 million, a decline of $28,000 from the prior year. Revenue from our proprietary products and other distribution products was $270,000, a decrease of $36,000 from the prior year. Revenue for this product group is extremely seasonal; historically approximately 62% of the annual revenue is derived during the three months ended August 31.

Literacy
Revenue for this group was $403,000 for the quarter, compared to $850,000 during the same period in the prior year.  Revenue from this product  group was affected significantly due to a decrease in federally funded literacy initiatives, specifically ARRA funding (American Recovery and Reinvestment Act of 2009) which was a funding  source utilized by customers.  We continue to aggressively market and promote this product group.

COST OF REVENUE

Cost of revenue for the quarter was $7.6 million (63.0% of revenue) compared to $8.0 million (60.5% of revenue) during the same period in the prior year.

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

•
Direct costs as a percentage of revenue for the quarter were 51.6%, as compared to 50.7% during the same period in the prior year. The increase is due to the revenue mix, specifically the higher College Preparation revenue as a percentage of total revenue (59.0%) compared to the prior year (54.6%).

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all development expenses, including but not limited to writing, design, art, permissions, and any other costs incurred up to the release date of the product in print and/or digital format.  Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice.  For the quarter, we amortized $1.4 million of prepublication costs, an increase of $73,000 from the prior year. As a percentage of revenue the expense increased from 9.8% to 11.3%.

MARKETING AND SELLING

Selling and marketing expenses for the quarter were $1.9 million, a decrease of 14.5% from the prior year. The expense as a percent of revenue for the quarter was 15.8%, a decrease from 17.0% in the prior year. The decrease from the prior year is due to a reduction in commission expense as a result of lower revenue, a decline in sample expense, and the timing of various promotional campaigns.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter were $1.1 million, a decrease of 7.87% compared to the prior year.  The decrease is due to overall cost containment efforts.

INTEREST EXPENSE

Interest expense for the quarter was $70,000, compared to $101,000 for the same period in the prior year.  The change is primarily due to the increase in the fair-value of our swap agreement.  Included in interest expense for the quarter was $5,000 of income, compared to $23,000 of expense during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended August 31, 2011 was $2.0 million.  Cash was primarily provided by our net income before depreciation, amortization and deferred income taxes, as well as increases in accounts payable and accrued expenses and a decrease in Inventory, offset by an increase in accounts receivable.

Net cash used in investing activities was $904,000, consisting primarily of prepublication expenditures of $855,000.  Prepublication expenditures for the period were $639,000 lower than the prior year. The decrease in expenditures is primarily related to timing of expenditures; however we expect full year expenditures to be between $400,000 to $600,000 less than the prior year expenditures of $4.8 million.

Net cash used in financing activities was $1.1 million, consisting of $564,000 of net payments on our revolving line of credit and $500,000 of payments on our term loan.

We have a revolving line of credit and a term loan with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.

The revolving line of credit provides for advances up to $10.0 million. The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. The average interest rates for the reporting periods ending August 31, 2011, and August 31, 2010 were 2.4% and 2.5%, respectively.  At August 31, 2011, $6.2 million was outstanding under this facility, and $3.8 million was available for borrowing.

On August 10, 2011, we entered into an amendment of our credit agreement with Sovereign Bank which extends the maturity date of the revolving line of credit from March 2012 to December 31, 2012, increases the interest rate by 0.75% for both the revolving line of credit and the term loan over the interest range in the original agreements, reduces the maximum amount of advances under the revolving line of credit to $9.0 million on March 1, 2012 and provides for an additional 0.25% interest rate increase effective July 1, 2012.

The term loan was originally for $10.0 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest, which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $1.6 million of the $3.0 million outstanding. On June 3, 2010, we entered into a swap agreement for $3.0 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio.  After February 2012, the interest rate reverts to a variable rate. At August 31, 2011, $3.0 million was outstanding under this agreement. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the three months ended August 31, 2011, we recorded interest income of $5,000 relating to the swap.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock. We were in compliance with each of these covenants at August 31, 2011.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are summarized in the footnotes to our financial statements included in our May 31, 2011 Form 10-K.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results may differ from these estimates under different assumptions and conditions.  Certain of the most critical estimates that require significant judgment are as follows:

Revenue Recognition and Allowance for Returns
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. On August 31, 2011, we had a returns valuation allowance of $259,000. The allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns.  We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. Subscription based revenue on our electronic products is recognized prorata over the life of the subscription agreement.

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications.  The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows.  On August 31, 2011, we had an allowance against this asset of $137,000.  If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge may be necessary.

Allowance for Doubtful Accounts
Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a monthly review of all outstanding amounts. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 at August 31, 2011 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory on hand for salability.  This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management.  Any slow-moving or non-salable inventory identified is reserved or written down at that time.  The reserve of $890,000 at August 31, 2011 is believed to be adequate to cover potential inventory loss exposure.

Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance has been established in the amount of $700,000 related to the tax benefit of our available federal and state Net Operating Losses. The carrying value of the net deferred tax asset assumes that we will be able to generate sufficient taxable income in the future. We perform a comprehensive tax review quarterly, and if future levels of taxable income are not sufficient or fail to materialize in the near term, management will adjust the valuation allowance accordingly.

Stock-Based Compensation Expense

We recognize compensation expense based on the grant-date fair value of the awards. Compensation expense for stock options is recognized over the vesting period of the award.  The grant-date fair value of the stock options is determined using the Black-Scholes option-pricing model, using assumptions determined by management to be appropriate. For the three months ended August 31, 2011, stock-based compensation expense was approximately $41,000.

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
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended August 31, 2011, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock.  We did not repurchase any shares during the three months ended August 31, 2011.  At August 31, 2011, 83,768 shares remained that could be purchased under the plan or programs.  No share repurchase plan or program expired, or was terminated, during the period covered by this report.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a).

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a).

Exhibit 32	Certification of the CEO and the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 11, 2011	PEOPLES EDUCATIONAL HOLDINGS, INC.

	By:	/s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer