Form 10-Q
period 2011-11-30
PEOPLES EDUCATIONAL HOLDINGS
filed 2012-01-13
CIK 729156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,465,202 shares of Common Stock (par value $0.02 per share) outstanding on December 23, 2011

 Part I
Financial Information

Item 1. Financial Statements
PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	November 30, 2011	May 31, 2011	November 30, 2010
ASSETS

Current Assets
Cash and Cash Equivalents	$24	$18	$34
Accounts Receivable, Net of Allowances for Doubtful Accounts and Returns	1,613	2,745	2,190
Inventory, Net	3,143	3,196	3,673
Prepaid Expenses and Other	299	322	320
Prepaid Marketing Expenses	521	505	625
Deferred Income Taxes	476	1,136	632
Total Current Assets	6,076	7,922	7,474

Equipment - At Cost, Less Accumulated Depreciation of $2,532, $2,515 and $2,528, respectively	313	314	206

Other Assets
Deferred Prepublication Costs, Net	11,319	12,269	13,445
Deferred Income Taxes	1,160	501	402
Trademarks, Net	265	255	226
Prepaid Expenses and Other	81	108	131
Total Other Assets	12,825	13,133	14,204

Total Assets	$19,214	$21,369	$21,884

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,000	$2,000	$2,000
Accounts Payable	3,627	4,340	6,097
Accrued Compensation	259	394	199
Other Accrued Expenses	456	520	438
Deferred Revenue	498	438	534
Total Current Liabilities	6,840	7,692	9,268

Long Term Obligations, Less Current Maturities	6,844	8,234	6,315

Total Liabilities	13,684	15,926	15,583

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued: 4,481,434 shares for all periods reported	90	90	90
Additional Paid In Capital	8,390	8,305	8,146
Accumulated Deficit	(2,886)	(2,888)	(1,871)
Treasury Stock - 16,232 shares, at cost	(64)	(64)	(64)
Total Stockholders' Equity	5,530	5,443	6,301

Total Liabilities and Stockholders' Equity	$19,214	$21,369	$21,884

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Revenue, Net	$4,568	$6,156	$16,619	$19,304

Cost of Revenue
Direct Costs	1,769	2,399	7,992	9,065
Prepublication Cost Amortization	1,258	1,239	2,625	2,533
Total	3,027	3,638	10,617	11,598

Gross Profit	1,541	2,518	6,002	7,706

Selling, General and Administrative Expenses	2,832	3,374	5,827	6,783

Income (Loss) from Operations	(1,291)	(856)	175	923

Other Expenses, Net	9	9	23	17
Interest Expense	79	58	149	159

Income (Loss) Before Income Taxes	(1,379)	(923)	3	747

Income Tax Expense (Benefit)	(510)	(342)	1	276

Net Income (Loss)	$(869)	$(581)	$2	$471

Net Income (Loss) per Common Share:
Basic	$(0.19)	$(0.13)	$0.00	$0.11
Diluted	$(0.19)	$(0.13)	$0.00	$0.11

Weighted-average Number of Common Shares Outstanding:
Basic	4,465	4,465	4,465	4,464
Diluted	4,465	4,465	4,475	4,465

See Notes to Condensed Consolidated Financial Statements.

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Six Months Ended
	November 30,
	2011	2010
Cash Flows From Operating Activities
Net Income	$2	$471
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	71	84
Amortization of Prepublication Costs and Intangible Assets	2,635	2,544
Stock-Based Compensation	85	22
Market Value Adjustment of Interest Rate Swap	(8)	16
Deferred Income Taxes	1	276
Changes in Assets and Liabilities
Accounts Receivable	1,132	800
Inventory	53	(82)
Prepaid Expenses and Other	50	(20)
Prepaid Marketing Expenses	(16)	17
Accounts Payable and Accrued Expenses	(912)	1,150
Deferred Revenue	60	130
Net Cash Provided By Operating Activities	3,153	5,408

Cash Flows From Investing Activities
Purchases of Equipment	(71)	(41)
Expenditures for Intangibles	(19)	(48)
Expenditures for Prepublication Costs	(1,675)	(3,114)
Net Cash Used In Investing Activities	(1,765)	(3,203)

Cash Flows From Financing Activities
Net Payments Under Line of Credit	(382)	(1,285)
Exercise of Stock Options	-	4
Principal Payments On Long-Term Debt	(1,000)	(1,000)
Net Cash Used In Financing Activities	(1,382)	(2,281)

Net Increase (Decrease) in Cash and Cash Equivalents	6	(76)

Cash and Cash Equivalents
Beginning of Period	18	110
End of Period	$24	$34

Supplemental Cash Flow Information
Cash Payments for:
Interest	$157	$135

See Notes to Condensed Consolidated Financial Statements.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

NOTE 1 – Nature of Business and Basis of Presentation
Nature of business: Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), publishes and markets its own supplementary educational textbooks and digital programs for K-12 school market.  The materials are predominantly state specific and standards-based, focused on state-required tests, offering instruction, practice, and formative assessment tools in both print and digital formats. PE publishes its own proprietary materials, and distributes on an exclusive basis for other publishers, college textbooks and supplements to the high school Advanced Placement*, (*Advanced Placement is a registered trademark of the College Board) honors and college preparation market.  PE also distributes for three publishers supplemental literacy materials for grades K–8. Marketing channels include direct and commission sales representatives, telemarketing, direct mail, and catalogs. PE and PEH are together referred to herein as the “Company”.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q for interim financial information and therefore do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented.  The operating results for the three and six month periods ended November 30, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2011.

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

November 30, 2011	$121,000
November 30, 2010	$266,000

This allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of revenue and accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of operations.

In November 2011, the Company entered into a new agreement with one of its college publishers. Under the new agreement, the Company will continue to perform all the same functions as it did under the previous agreement, including all sales, marketing and administration functions. However, the college publisher will now invoice the customers directly and remit to the Company the difference between the revenue and the cost associated with that revenue. The Company has established a reserve for returns on this revenue which is reflected as a reduction from accounts receivable.

Peoples Educational Holdings, Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements (UNAUDITED)

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts was $10,000 as of November 30, 2011, May 31, 2011 and November 30, 2010.

NOTE 3 – Basic and Diluted Per Share Amounts
Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.  Due to the net losses for the three months ended November 30, 2011 and 2010, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive.  The dilutive effect of these additional shares for the six months ended November 30, 2011 and 2010 was to increase the weighted average common shares outstanding by 9,337 and 283 shares, respectively.

NOTE 4 – Deferred Prepublication Costs
Deferred prepublication (product development) costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future undiscounted cash flows. If future undiscounted cash flows are not sufficient to support the net carrying value of the asset, an impairment charge will be recognized. At November 30, 2011 and 2010 the Company had an allowance of $137,000, reducing prepublication costs to their estimated net realizable value.

The activity in deferred prepublication costs is as follows for the periods presented:

(In Thousands)
	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2011	2010	2011	2010
Balances, Beginning	$11,757	$13,064	$12,269	$12,864
Prepublication Cost Additions	820	1,620	1,675	3,114
Amortization Expense	(1,258)	(1,239)	(2,625)	(2,533)
Balances, Ending	$11,319	$13,445	$11,319	$13,445

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

(In Thousands)

Remainder of fiscal year ending May 31, 2012	$2,418
Year ending May 31, 2013	3,882
Year ending May 31, 2014	2,564
Year ending May 31, 2015	1,608
Year ending May 31, 2016 and thereafter	847
$11,319

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

The revolving line of credit provides for advances up to $10.0 million. The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. The average interest rates for the reporting periods ending November 30, 2011, and November 30, 2010 were 2.8% and 2.5%, respectively.  At November 30, 2011, $6.3 million was outstanding under this facility, and $3.7 million was available for borrowing.

On August 10, 2011, the Company entered into an amendment to its credit agreement with Sovereign Bank which extends the maturity date of the revolving line of credit from March 1, 2012 to December 31, 2012, increases the interest rate by 0.75% for both the revolving line of credit and the term loan over the interest range in the original agreements, reduces the maximum amount of advances under the revolving line of credit to $9.0 million on March 1, 2012 and provides for an additional 0.25% interest rate increase effective July 1, 2012.

The term loan was originally for $10.0 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest, which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $1.3 million of the $2.5 million outstanding. On June 3, 2010, the Company entered into a swap agreement for $3.0 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio.  After February 2012, the interest rate reverts to a variable rate. At November 30, 2011, $2.5 million was outstanding under the term loan. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the six months ended November 30, 2011, the Company recorded interest income of $8,000 relating to the swap.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock. The Company is in compliance with each of these covenants at November 30, 2011.

NOTE 7 – Income Taxes
On a quarterly basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines the estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the six months ended November 30, 2011 and 2010 were approximately 37%.

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

For the six months ended November 30, 2011 and 2010, stock-based compensation expense was approximately $85,000 and $22,000, respectively.

As of November 30, 2011, there was approximately $358,000 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the equity compensation plan which will be amortized over the weighted average remaining requisite service period. Such amount does not include the effect of future grants of equity compensation, if any. Of the $358,000 unrecognized compensation cost, the Company expects to recognize approximately 25% of the total in the balance of fiscal 2012, 44% in fiscal 2013, and 31% in fiscal 2014.

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

•
Measuring Up Live™, is a suite of two online products designed to meet unique needs of individual schools and school districts. Measuring Up Insight™, formerly ePath Assess™, is a customized formative assessment and progress monitoring program that allows educators to make data-driven decisions. Measuring Up MyQuest™, formerly Practice Path™, offers a student driven approach to skills practice and instruction that is standards customized. The Measuring Up Live™ suite of tools provides educators with online options to best meet the needs of their students and teachers, while providing specific state  and common core standards content for assessment and instruction.

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

College Preparation Product Group

We have the exclusive U.S. high school distribution rights for college textbooks and related instruction materials published by two major college publishers.  In addition to these distributed products, we also publish our own proprietary products for the college preparation market.  The college preparation products that we offer are utilized in a wide range of Advanced Placement, honors, electives and other high-level high school courses. Distribution revenue consists of direct billings to customers, as well as commissions earned on sales generated by our marketing efforts, but billed by other parties.  Such sales, for which the commission rate varies, include purchases by schools through online bookstores and sales derived as a result of purchases made through state adoption contracts.

In November 2011, we entered into a new agreement with one of our college publishers. Under the new agreement, we will continue to perform all the same functions as we did under the previous agreement, including all sales, marketing and administration functions. However, the college publisher will now invoice the customers directly and remit to us the difference between the revenue and the costs associated with that revenue.  We have established a reserve for returns on this revenue which is reflected as a reduction from accounts receivable.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2011 vs. Three Months Ended November 30, 2010

(Amounts in Thousands - Except Per Share Data)	Three Months Ended November 30,
	2011		2010
Revenue
Test Preparation, Assessment and Instruction	$2,797	61.2%	$3,978	64.6%
College Preparation	1,573	34.4%	1,807	29.4%
Literacy	198	4.3%	371	6.0%
Total Revenue	4,568	100.0%	6,156	100.0%

Cost of Revenue
Direct Costs	1,769	38.7%	2,399	39.0%
Prepublication Cost Amortization	1,258	27.5%	1,239	20.1%
Total Cost Of Revenue	3,027	66.3%	3,638	59.1%

Gross Profit	1,541	33.7%	2,518	40.9%

Selling, General and Administrative Expenses
Marketing and Selling	1,831	40.1%	2,329	37.8%
General and Administrative	1,001	21.9%	1,045	17.0%
Total Selling, General and Administrative Expenses	2,832	62.0%	3,374	54.8%

Operating Loss	(1,291)	-28.3%	(856)	-13.9%

Other Expenses, Net	9	0.2%	9	0.1%
Interest Expense	79	1.7%	58	0.9%
Loss Before Income Tax Benefit	(1,379)	-30.2%	(923)	-15.0%

Income Tax Benefit	(510)	-11.2%	(342)	-5.6%

Net Loss	$(869)	-19.0%	$(581)	-9.4%

Net Loss per Common Share:
Basic and Diluted	$(0.19)		$(0.13)

Overview

Revenue continues to be impacted by the reaction of schools to budgetary pressures. Revenue for the quarter was $4.6 million, a decline of $1.6 million from the prior year.  The year-over-year decline was primarily in the Testing, Assessment and Instruction product line. Net loss for the quarter was $869,000, an increase of $288,000 from the prior year.

REVENUE

Test Preparation, Assessment, and Instruction
Revenue for this product group for the quarter was $2.8 million, compared to $4.0 million during the same period in the prior year. Test Preparation and Assessment revenue for the quarter was $2.4 million, a decrease of $1.1 million from the prior year, while Instruction revenue was $281,000, a decline of $144,000 compared to the prior year.  The revenue shortfall is primarily in Texas, one of the states in which we publish state-specific materials.  Texas is in the process of transitioning over to new standards and new tests and as such, schools and districts have reduced their expenditures. Although this change has had a short-term impact on our revenue, it creates future opportunities as educators are in need of products supporting these new standards and tests. In addition, we have recently released materials for the Texas End of Course (EOC) exit exams. This is the first year these EOC tests will count and there is a significant amount of anxiety with educators regarding having students prepared for these tests. The initial feedback from the market on our EOC products has been favorable and we are optimistic about the revenue potential for these products for the balance of fiscal 2012 and beyond.

College Preparation
College Preparation revenue for the quarter was $1.6 million, compared to $1.8 million during the same period in the prior year. Revenue for this product group is extremely seasonal; historically approximately 16% of the annual revenue is derived during the three months ended November 30. Revenue from the sale of products offered from the two major college publishers was $1.4 million, a decline of $320,000 from the prior year. Revenue from our proprietary products was $204,000, an increase of $86,000 from the prior year.

Literacy
Revenue for this group was $198,000 for the quarter, compared to $371,000 during the same period in the prior year.  Revenue from this product  group was affected significantly due to a decrease in federally funded literacy initiatives, specifically ARRA funding (American Recovery and Reinvestment Act of 2009) which was a funding  source utilized by customers.

COST OF REVENUE

Cost of revenue for the quarter was $3.0 million (66.3% of revenue) compared to $3.6 million (59.1% of revenue) during the same period in the prior year.

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

•	Direct costs as a percentage of revenue for the quarter were 38.7%, as compared to 39.0% during the same period in the prior year. The fluctuation is primarily due to product revenue mix.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all development expenses, including but not limited to writing, design, art, permissions, and any other costs incurred up to the release date of the product in print and/or digital format.  Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice.  For the quarter, amortization expense was $1.3 million of prepublication costs, an increase of $19,000 from the prior year. As a percentage of revenue the expense increased from 20.1% to 27.5%.

MARKETING AND SELLING

Selling and marketing expenses for the quarter were $1.8 million, a decrease of 21.4% from the prior year. The decrease is due to lower salary and related expenses, lower sample and marketing promotional expenses, and a decline in commission expense as a result of decreased revenue.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter were $1.0 million, a decrease of 4.2% compared to the prior year.  The decrease is due to continuing cost containment efforts.

INTEREST EXPENSE

Interest expense for the quarter was $79,000, compared to $58,000 for the same period in the prior year.  The change is primarily due to an increase in the average outstanding debt and interest rate, offset by the change in the fair-value of our swap agreement.  Included in interest expense for the quarter was $3,000 of income, compared to $7,000 of income during the same period in the prior year.

Six Months Ended November 30, 2011 vs. Six Months Ended November 30, 2010

(Amounts in Thousands - Except Per Share Data)	Six Months Ended November 30,
	2011		2010
Revenue
Test Preparation, Assessment and Instruction	$7,332	44.1%	$9,100	47.1%
College Preparation	8,686	52.3%	8,984	46.5%
Literacy	601	3.6%	1,220	6.3%
Total Revenue	16,619	100.0%	19,304	100.0%

Cost of Revenue
Direct Costs	7,992	48.1%	9,065	47.0%
Prepublication Cost Amortization	2,625	15.8%	2,533	13.1%
Total Cost Of Revenue	10,617	63.9%	11,598	60.1%

Gross Profit	6,002	36.1%	7,706	39.9%

Selling, General and Administrative Expenses
Marketing and Selling	3,739	22.5%	4,560	23.6%
General and Administrative	2,088	12.6%	2,223	11.5%
Total Selling, General and Administrative Expenses	5,827	35.1%	6,783	35.1%

Operating Income	175	1.1%	923	4.8%

Other Expenses, Net	23	0.1%	17	0.1%
Interest Expense	149	0.9%	159	0.8%
Income Before Income Tax Expense	3	0.0%	747	3.9%

Income Tax Expense	1	0.0%	276	1.4%

Net Income	$2	0.0%	$471	2.4%

Net Income per Common Share:
Basic and Diluted	$0.00		$0.11

Overview

Revenue for the six months ended November 30, 2011 continues to reflect challenges in the supplemental education material market as schools are continuing to react to budgetary shortfalls and have been delaying or reducing orders, and in some instances not purchasing new materials for the classrooms.   These circumstances continue to have an adverse impact on our revenue.  Net revenue for the six month period ended November 30, 2011 was $16.6 million, a decline of 13.9% from the same period in the prior year.  Revenue was below the prior year for all three product groups.

Although we reduced expenses on a year-over-year basis, these reductions were not able to offset the decline in revenue, resulting in net income for the six month period of $2,000, compared to $471,000 in the prior year.  Basic and diluted earnings per common share for the period were $0.00 compared to $0.11 in the prior year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the six months ended November 30, 2011 was $7.3 million, a decline of 19.4% compared to the prior year. Test Preparation and Assessment revenue for the period was $6.2 million, a 23.1% decline from the prior year while Instruction revenue was $812,000, a decrease of 17.8% on a year-over-year basis. The revenue shortfall for the six months ended November 30, 2011, as it was for the quarter, was primarily related to the revenue decline in Texas. Texas is in the process of transitioning over to new standards and new tests and as such, schools and districts have reduced their expenditures. Although this change has had a short-term impact on our revenue, it creates future opportunities as educators are in need of products supporting these new standards and tests. In addition, we have recently released materials for the Texas End of Course (EOC) exit exams. This is the first year these EOC tests will count and there is a significant amount of anxiety with educators regarding having students prepared for these tests. The initial feedback from the market on our EOC products has been favorable and we are optimistic about the revenue potential for these products for the balance of fiscal 2012.

College Preparation

College Preparation revenue for the six-month period was $8.7 million, compared to $9.0 million during the same period in the prior year. Revenue for this product group is extremely seasonal; historically over 78% of the annual revenue is derived in the six months ended November 30th. Revenue from the sale of products offered from the two major college publishers, which represents more than 90% of the total revenue within this product group, was $8.2 million, a decline of 4.2% compared to the prior year. Revenue from proprietary products was $462,000, an increase of 17.1% from the prior year.

Literacy

Revenue for this product group for the six-month period was $601,000, a year-over-year decline of 50.7%.   Revenue from this product group was greatly affected by the decrease in federally funded literacy initiatives, specifically ARRA funding (American Recovery and Reinvestment Act of 2009) which was a funding source utilized by customers.

COST OF REVENUE

Cost of revenue for the six-month period was $10.6 million (63.9% of revenue) compared to $11.6 million (60.1% of revenue) during the same period in the prior year.

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

•
Direct costs as a percentage of revenue increased from 47.0% in the prior year to 48.1% in the current year.  The percentage increase is primarily due to revenue mix, as College Preparation revenue for the period increased from 46.5% of the total revenue in the prior year, to 52.3% in the current year.  College Preparation direct costs are substantially higher than those of our other products.

•
Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products.  It includes all development expenses, including but not limited to writing, design, art, permissions, and any other costs incurred up to the release date of the product in print and/or digital format. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the period, we amortized $2.6 million of prepublication costs, a year-over-year increase of 3.6%.

MARKETING AND SELLING

Selling and marketing expenses for the period were $3.7 million, a decrease of 18.0% from the prior year. The decrease is due to a reduction in commission expense as a result of lower revenue, a decrease in salary and related expenses, the timing of various promotional campaigns and an overall decline in sample expense.  The expense as a percent of revenue for the six months was 22.5%, a decrease from 23.6% in the prior year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the period were $2.1 million, a decrease of 6.1% from the prior year, due to continuing cost containment efforts.

INTEREST EXPENSE

Interest expense for the period was $149,000, compared to $159,000 for the same period in the prior year.  The change is primarily due to an increase in the average outstanding debt and interest rate, offset by the change in the fair-value of our swap agreement, which for the current six-month period was $8,000 of income, compared to $16,000 of expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended November 30, 2011 was $3.2 million.  Cash was primarily provided by our net income before depreciation, amortization and stock-based compensation expense, as well as a decrease in accounts receivable, offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $1.8 million, consisting primarily of prepublication expenditures of $1.7 million.  Prepublication expenditures for the period were $1.4 million lower than the prior year. The decrease in expenditures is primarily related to timing of expenditures; however we expect full year expenditures to be between $700,000 to $900,000 less than the prior year expenditures of $4.8 million.

Net cash used in financing activities was $1.4 million, consisting of $382,000 of net payments on our revolving line of credit and a reduction of $1.0 million on our term loan.

We have a revolving line of credit and a term loan with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.

The revolving line of credit provides for advances up to $10.0 million. The interest rate on the revolving line of credit ranges from LIBOR plus 2.0% to LIBOR plus 2.25%, or prime to prime plus 0.5%, with the exact interest rate based on the ratio of the Company’s Total Funded Debt to EBITDA. The average interest rates for the six months periods ending November 30, 2011, and November 30, 2010 were 2.8% and 2.5%, respectively.  At November 30, 2011, $6.3 million was outstanding under this facility, and $3.7 million was available for borrowing.

On August 10, 2011, we entered into an amendment of our credit agreement with Sovereign Bank which extends the maturity date of the revolving line of credit from March 1, 2012 to December 31, 2012, increases the interest rate by 0.75% for both the revolving line of credit and the term loan over the interest range in the original agreements, reduces the maximum amount of advances under the revolving line of credit to $9.0 million on March 1, 2012 and provides for an additional 0.25% interest rate increase effective July 1, 2012.

The term loan was originally for $10.0 million and matures in December 2012. The term loan provides for 20 equal quarterly payments of principal and interest, which began on March 31, 2008. The term loan bears interest at the same rate as the revolving line of credit for $1.3 million of the $2.5 million outstanding. On June 3, 2010, we entered into a swap agreement for $3.0 million, expiring in February 2012, fixing the interest rate at 1.25% plus an interest spread of 2.00% to 2.25% based upon the Company’s total funded debt to EBITDA ratio.  After February 2012, the interest rate reverts to a variable rate. At November 30, 2011, $2.5 million was outstanding under the term loan. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period.  For the six months ended November 30, 2011, we recorded interest income of $8,000 relating to the swap.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, and a minimum fixed charge coverage ratio. These financial covenants restrict the payment of dividends on the Company’s common stock. We were in compliance with each of these covenants at November 30, 2011.

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

Revenue Recognition and Allowance for Returns
Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. On November 30, 2011, we had a returns valuation allowance of $121,000. The allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns.  We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. Subscription based revenue on our electronic products is recognized prorata over the life of the subscription agreement.

Deferred Prepublication Costs
Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications.  The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows.  On November 30, 2011, we had an allowance against this asset of $137,000.  If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge may be necessary.

Allowance for Doubtful Accounts
Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a monthly review of all outstanding amounts. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 at November 30, 2011 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory
We continuously monitor our inventory for salability.  This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management.  Any slow-moving or non-salable inventory identified is reserved or written down at that time.  The reserve of $796,000 at November 30, 2011 is believed to be adequate to cover potential inventory loss exposure.

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

Stock-Based Compensation Expense
We recognize compensation expense based on the grant-date fair value of the awards. Compensation expense for stock options is recognized over the vesting period of the award.  The grant-date fair value of the stock options is determined using the Black-Scholes option-pricing model, using assumptions determined by management to be appropriate. For the six months ended November 30, 2011, stock-based compensation expense was approximately $85,000.

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
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2011, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock.  We did not repurchase any shares during the three months ended November 30, 2011.  At November 30, 2011, 83,768 shares remained that could be purchased under the plan or programs.  No share repurchase plan or program expired, or was terminated, during the period covered by this report.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a).

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a).

Exhibit 32	Certification of the CEO and the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii)  Condensed Consolidated Statements of Cash Flows, and (iv)  Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 13, 2012	PEOPLES EDUCATIONAL HOLDINGS, INC.

By: /s/ Brian T. Beckwith
Brian T. Beckwith
President and Chief Executive Officer