Form 10-Q
period 2012-02-29
PEOPLES EDUCATIONAL HOLDINGS
filed 2012-04-13
CIK 729156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 4,465,202 shares of Common Stock (par value $0.02 per share) outstanding on March 30, 2012.

1

TABLE OF CONTENTS

Part I

Financial Information

Item 1. Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED		UNAUDITED
(In Thousands-Except Share Data)	February 29, 2012	May 31, 2011	February 28, 2011
ASSETS

Current Assets
Cash and Cash Equivalents	$940	$18	$33
Accounts Receivable, Net of Allowances for
Doubtful Accounts and Returns	1,302	2,745	2,204
Inventory, Net	2,958	3,196	3,554
Prepaid Expenses and Other	327	322	390
Prepaid Marketing Expenses	565	505	710
Deferred Income Taxes (Note 8)	1,062	1,136	900
Total Current Assets	7,154	7,922	7,791

Equipment - At Cost, Less Accumulated Depreciation
of $2,561, $2,515 and $2,551, respectively	291	314	308

Other Assets
Deferred Prepublication Costs, Net	10,780	12,269	13,095
Deferred Income Taxes (Note 8)	860	501	502
Trademarks, Net	284	255	232
Prepaid Expenses and Other	76	108	114
Total Other Assets	12,000	13,133	13,943

Total Assets	$19,445	$21,369	$22,042

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$2,000	$2,000	$2,000
Line of Credit	9,000	-	-
Accounts Payable	2,749	4,340	4,004
Accrued Compensation	436	394	391
Other Accrued Expenses	518	520	506
Deferred Revenue	467	438	508
Total Current Liabilities	15,170	7,692	7,409

Long Term Obligations, Less Current Maturities	-	8,234	8,810

Total Liabilities	15,170	15,926	16,219

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares; issued:
4,481,434 shares for all periods reported	90	90	90
Additional Paid In Capital	8,433	8,305	8,294
Accumulated Deficit	(4,184)	(2,888)	(2,497)
Treasury Stock - 16,232 shares, at cost	(64)	(64)	(64)
Total Stockholders' Equity	4,275	5,443	5,823

Total Liabilities and Stockholders' Equity	$19,445	$21,369	$22,042

See Notes to Condensed Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	February		February

	2012	2011	2012	2011

Revenue, Net	$3,638	$5,126	$20,256	$24,430

Cost of Revenue
Direct Costs	1,235	1,496	9,227	10,561
Prepublication Cost Amortization	1,216	1,385	3,841	3,918
Total	2,451	2,881	13,068	14,479

Gross Profit	1,187	2,245	7,188	9,951

Selling, General and Administrative Expenses	2,683	3,162	8,509	9,945

Income (Loss) from Operations	(1,496)	(917)	(1,321)	6

Other Expenses, Net	9	5	32	22
Interest Expense	79	71	228	230

Loss Before Income Taxes	(1,584)	(993)	(1,581)	(246)

Income Tax Benefit (Note 8)	(286)	(368)	(285)	(91)

Net Loss	$(1,298)	$(625)	$(1,296)	$(155)

Net Loss per Common Share:
Basic and Diluted	$(0.29)	$(0.14)	$(0.29)	$(0.03)

Weighted-average Number of
Common Shares Outstanding:
Basic and Diluted	4,465	4,465	4,465	4,465

See Notes to Condensed Consolidated Financial Statements

PEOPLES EDUCATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Nine Months Ended
	February
	2012	2011
Cash Flows From Operating Activities
Net Loss	$(1,296)	$(155)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities
Depreciation	102	107
Amortization of Prepublication Costs and Intangible Assets	3,858	3,936
Stock-Based Compensation	128	170
Market Value Adjustment of Interest Rate Swap	(11)	15
Deferred Income Taxes	(285)	(92)
Changes in Assets and Liabilities
Accounts Receivable	1,444	786
Inventory	238	37
Prepaid Expenses and Other	27	(73)
Prepaid Marketing Expenses	(60)	(68)
Accounts Payable and Accrued Expenses	(1,551)	(683)
Deferred Revenue	29	104
Net Cash Provided By Operating Activities	2,623	4,084

Cash Flows From Investing Activities
Purchases of Equipment	(81)	(166)
Expenditures for Intangibles	(45)	(61)
Expenditures for Prepublication Costs	(2,352)	(4,149)
Net Cash Used In Investing Activities	(2,478)	(4,376)

Cash Flows From Financing Activities
Net Borrowings Under Line of Credit	2,277	1,711
Exercise of Stock Options	-	4
Principal Payments On Long-Term Debt	(1,500)	(1,500)
Net Cash Provided By Financing Activities	777	215

Net Increase (Decrease) in Cash and Cash Equivalents	922	(77)

Cash and Cash Equivalents
Beginning of Period	18	110
End of Period	$940	$33

Supplemental Cash Flow Information
Cash Payments for:
Interest	$243	$217

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q for interim financial information and therefore do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the three and nine month periods ended February 29, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended May 31, 2011.

Use of Estimates: Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses that the Company has reported and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could differ materially from these estimates and assumptions.

Concentration of Credit Risk: The Company maintains its cash and cash equivalents primarily with major financial institutions. One such account did exceed the FDIC limit as of February 29, 2012.

NOTE 2 – Revenue Recognition and Accounts Receivable

Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The Company recognizes subscription based revenue on its digital products prorata over the life of the subscription agreement. The allowances for returns were as follows:

February 29, 2012	$48,000
February 28, 2011	$150,000

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

Peoples Educational Holdings, Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements (UNAUDITED)

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 as of February 29, 2012, May 31, 2011 and February 28, 2011.

NOTE 3 – Basic and Diluted Per Share Amounts

Basic per share amounts are computed, generally, by dividing net (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share. Due to the net losses for the three and nine months ended February 29, 2012 and February 28, 2011, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive.

NOTE 4 – Deferred Prepublication Costs

Deferred prepublication (product development) costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future undiscounted cash flows. If future undiscounted cash flows are not sufficient to support the net carrying value of the asset, an impairment charge will be recognized. At February 29, 2012 and February 28, 2011 the Company had an allowance of $137,000, reducing prepublication costs to their estimated net realizable value.

The activity in deferred prepublication costs is as follows for the periods presented:

(In Thousands)
	Three Months Ended		Nine Months Ended
	February		February
	2012	2011	2012	2011
Balances, Beginning	$11,319	$13,445	$12,269	$12,864
Prepublication Cost Additions	677	1,035	2,352	4,149
Amortization Expense	(1,216)	(1,385)	(3,841)	(3,918)
Balances, Ending	$10,780	$13,095	$10,780	$13,095

The estimated future amortization expense over the next five years as related to the above deferred prepublication costs is as follows:

(In Thousands)

Remainder of fiscal year ending May 31, 2012	$1,145
Year ending May 31, 2013	4,066
Year ending May 31, 2014	2,748
Year ending May 31, 2015	1,770
Year ending May 31, 2016 and thereafter	1,051
$10,780

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

The revolving line of credit provides for advances up to $10.0 million. On August 10, 2011, we entered into an amendment of our credit agreement with Sovereign Bank which extends the maturity date of the revolving line of credit from March 1, 2012 to December 31, 2012, increases the interest rate by 0.75% for both the revolving line of credit and the term loan over the interest range in the original agreements, reduces the maximum amount of advances under the revolving line of credit to $9.0 million on March 1, 2012 and provides for an additional 0.25% interest rate increase effective July 1, 2012. At February 29, 2012, $9.0 million was outstanding under this facility.

The term loan was originally for $10.0 million and matures in December 2012. At February 29, 2012, $2.0 million remained outstanding under the term loan.

On June 3, 2010, we entered into a swap agreement for $3.0 million, which expired in February 2012. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period. For the nine months ended February 29, 2012, we recorded interest income of $11,000 relating to the swap.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, a minimum fixed charge coverage ratio and a restriction on the payment of common stock dividends. At February 29, 2012, we were in compliance with each of these covenants except the covenant relating to the maximum ratio of total funded debt to EBITDA. On April 5, 2012, the lender waived our non-compliance with this covenant.

NOTE 7 – Liquidity and Capital Resources

The Company has incurred losses of approximately $1,296,000 and $155,000 for the nine months ended February 29, 2012 and February 28, 2011, respectively. At February 29, 2012, the Company had cash and cash equivalents of approximately $940,000, a working capital deficit of approximately $8,016,000 and an accumulated deficit of approximately $4,184,000.

Our existing credit facility (see Note 6) with Sovereign Bank expires on December 31, 2012 and we are currently exploring new financing opportunities. If we are unable to secure a new credit facility or generate sufficient cash flow from operations to service our commitments, we will be required to adopt alternatives, such as seeking equity capital in order to fund our current liabilities, operations and product development initiatives. There can be no assurance that such actions will be available in general or on terms acceptable to the Company.

NOTE 8 – Income Taxes

During the quarter ended February 29, 2012, the Company increased its valuation allowance by $300,000, resulting in a $1.0 million valuation allowance against its $2.9 million deferred tax asset as of February 29, 2012. The allowance reflects the Company's assessment of its ability to realize the benefit of the deferred tax asset. The Company made this determination after weighing both negative and

Peoples Educational Holdings, Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements (UNAUDITED)

positive evidence in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"), which requires that the deferred tax asset be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax asset will not be realized in a future period. The evidence weighed included a historical two-year cumulative loss related to earnings before taxes in addition to an assessment of sources of taxable income, availability of tax planning strategies, and future projections of earnings. The Company will continue to maintain a valuation allowance against its deferred tax asset until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax asset meets the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly.

The effective tax rate for the three months ended February 29, 2012 reflects a benefit of 18.1%, as compared to a benefit of 37.1% for the three months ended February 28, 2011. The effective tax rate for the nine months ended February 29, 2012 reflects a benefit of 18.0%, as compared to a benefit of 37.0% for the nine months ended February 28, 2011.

The effective tax rate during the three and nine months ended February 29, 2012 reflects the impact of a $300,000 charge related to an additional valuation allowance established by the company.

NOTE 9 – Recently Issued Accounting Standards

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

NOTE 10 – Stock-Based Compensation

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

For the nine months ended February 29, 2012 and February 28, 2011, stock-based compensation expense was approximately $128,000 and $170,000, respectively.

As of February 29, 2012, there was approximately $308,000 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the equity compensation plan which will be amortized over the weighted average remaining requisite service period. Such amount does not include the effect of future grants of equity compensation, if any. Of the $308,000 unrecognized compensation cost, the Company expects to recognize approximately 14% of the total in the balance of fiscal 2012, 50% in fiscal 2013, 35% in fiscal 2014, and 1% in fiscal 2015.

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

We operate as one business segment, with three product groups.

Test Preparation, Assessment, and Instruction Product Group

Test Preparation, Assessment

•	We create and sell print and digital products targeted to grades 1-12 to help students prepare for state proficiency tests. The Measuring Up® Test Preparation and Assessment print products are sold in eleven states. Measuring Up® is positioned as standards-based, state customized instruction and classroom assessment, designed to be an integral part of a school’s instructional program throughout the school year. In addition, we also have Common Core Standards test preparation products which can be used on a national basis.

•	Measuring Up Live™, is a suite of two online products designed to meet unique needs of individual schools and school districts. Measuring Up Insight™, formerly ePath Assess™, is a customized formative assessment and progress monitoring program that allows educators to make data-driven decisions. Measuring Up MyQuest™, formerly Practice Path™, offers a student driven approach to skills practice and instruction that is standards customized. The Measuring Up Live™ suite of tools provides educators with online options to best meet the needs of their students and teachers, while providing specific state and common core standards content for assessment and instruction.

Instruction

•	The primary products within this group are our Focused Instruction materials. Focused Instruction materials provide standards–based, state-specific supplemental instruction in particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. Also included within this product group are our backlist remedial and multicultural products which we continue to sell; however we are not investing in new development for these products

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

RESULTS OF OPERATIONS

Three Months Ended February 29, 2012 vs. Three Months Ended February 28, 2011

(Amounts in Thousands - Except Per Share Data)	Three Months Ended February
	2012		2011
Revenue
Test Preparation, Assessment and Instruction	$2,902	79.8%	$4,107	80.1%
College Preparation	605	16.6%	713	13.9%
Literacy	131	3.6%	306	6.0%
Total Revenue	3,638	100.0%	5,126	100.0%

Cost of Revenue
Direct Costs	1,235	33.9%	1,496	29.2%
Prepublication Cost Amortization	1,216	33.4%	1,385	27.0%
Total Cost Of Revenue	2,451	67.4%	2,881	56.2%

Gross Profit	1,187	32.6%	2,245	43.8%

Selling, General and Administrative Expenses
Marketing and Selling	1,672	46.0%	1,995	38.9%
General and Administrative	1,011	27.8%	1,167	22.8%
Total Selling, General and Administrative Expenses	2,683	73.7%	3,162	61.7%

Operating Loss	(1,496)	-41.1%	(917)	-17.9%

Other Expenses, Net	9	0.2%	5	0.1%
Interest Expense	79	2.2%	71	1.4%
Loss Before Income Tax Benefit	(1,584)	-43.5%	(993)	-19.4%

Income Tax Benefit (Note 8)	(286)	-7.9%	(368)	-7.2%

Net Loss	$(1,298)	-35.7%	$(625)	-12.2%

Net Loss per Common Share:
Basic and Diluted	$(0.29)		$(0.14)

Overview

Revenue continues to be impacted by the reaction of schools to budgetary pressures. Revenue for the quarter was $3.6 million, a decline of $1.5 million from the prior year. The year-over-year decline was primarily in the Testing, Assessment and Instruction product line. Net loss for the quarter, which includes a $300,000 deferred tax valuation allowance, was $1.3 million, an increase of $672,000 from the prior year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the quarter was $2.9 million, compared to $4.1 million during the same period in the prior year. Test Preparation and Assessment revenue for the quarter was $2.7 million, a decrease of $1.0 million from the prior year, while Instruction revenue was $218,000, a decline of $171,000 compared to the prior year. The revenue shortfall is primarily due to a decline in one of the states in which we publish state-specific materials. This state is in the process of transitioning to new standards and new tests and during such transitions, schools and districts have historically reduced their expenditures until the transition is complete. Although this change has had a short-term impact on our revenue, it creates future opportunities as educators are in need of products supporting these new standards and test. We have recently released materials for the End of Course (EOC) exit exams in this state. This is the first year these EOC tests will count and there is a significant amount of attention from educators to prepare students for these tests. The initial feedback from the market on our EOC products has been favorable.

College Preparation

College Preparation revenue for the quarter was $605,000, compared to $713,000 during the same period in the prior year. Revenue for this product group is extremely seasonal; historically approximately 5% of the annual revenue is derived during the three months ended February 29. Revenue from the sale of products offered from the two major college publishers was $564,000, a decline of $85,000 from the prior year. Revenue from our proprietary products was $41,000, a decrease of $15,000 from the prior year.

Literacy

Revenue for this group was $131,000 for the quarter, compared to $306,000 during the same period in the prior year. Revenue from this product group was affected significantly due to a decrease in federally funded literacy initiatives, specifically ARRA funding (American Recovery and Reinvestment Act of 2009) which was a funding source utilized by customers.

COST OF REVENUE

Cost of revenue for the quarter was $2.5 million (67.4% of revenue) compared to $2.9 million (56.2% of revenue) during the same period in the prior year.

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

  Direct costs as a percentage of revenue for the quarter were 33.9%, as compared to 29.2% during the same period in the prior year. The percentage increase is primarily due to revenue mix, as College Preparation revenue for the period increased from 13.9% of the total revenue in the prior year, to 16.6% in the current year. College Preparation direct costs are substantially higher than those of our other products.

  Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all development expenses, including but not limited to writing, design, art, permissions, and any other costs incurred up to the release date of the product in print and/or digital format. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the quarter, amortization expense was $1.2 million of prepublication costs, a decrease of $169,000 from the prior year. As a percentage of revenue the expense increased from 27.0% to 33.4%.

MARKETING AND SELLING

Selling and marketing expenses for the quarter were $1.7 million, a decrease of 16.2% from the prior year. The decrease is due to lower salary and related expenses, lower marketing promotional expenses, and a decline in commission expense as a result of decreased revenue.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter were $1.0 million, a decrease of 13.4% compared to the prior year. The decrease is due to active cost management.

INTEREST EXPENSE

Interest expense for the quarter was $79,000, compared to $71,000 for the same period in the prior year. The change is primarily due to an increase in the average interest rate, offset by the change in the fair-value of our swap agreement. Included in interest expense for the quarter was $3,000 of income, compared to $1,000 of income during the same period in the prior year.

Nine Months Ended February 29, 2012 vs. Nine Months Ended February 28, 2011

(Amounts in Thousands - Except Per Share Data)	Nine Months Ended February,
	2012		2011
Revenue
Test Preparation, Assessment and Instruction	$10,233	50.5%	$13,207	54.1%
College Preparation	9,291	45.9%	9,697	39.7%
Literacy	732	3.6%	1,526	6.2%
Total Revenue	20,256	100.0%	24,430	100.0%

Cost of Revenue
Direct Costs	9,227	45.6%	10,561	43.2%
Prepublication Cost Amortization	3,841	19.0%	3,918	16.0%
Total Cost Of Revenue	13,068	64.5%	14,479	59.3%

Gross Profit	7,188	35.5%	9,951	40.7%

Selling, General and Administrative Expenses
Marketing and Selling	5,411	26.7%	6,555	26.8%
General and Administrative	3,098	15.3%	3,390	13.9%
Total Selling, General and Administrative Expenses	8,509	42.0%	9,945	40.7%

Operating Income (Loss)	(1,321)	-6.5%	6	0.0%

Other Expenses, Net	32	0.2%	22	0.1%
Interest Expense	228	1.1%	230	0.9%
Net Loss Before Income Tax Benefit	(1,581)	-7.8%	(246)	-1.0%

Income Tax Benefit (Note 8)	(285)	-1.4%	(91)	-0.4%

Net Loss	$(1,296)	-6.4%	$(155)	-0.6%

Net Loss per Common Share:
Basic and Diluted	$(0.29)		$(0.03)

Overview

The supplemental education material market continues to be challenging as schools are reacting to budgetary shortfalls and have been delaying or reducing orders, and in some instances not purchasing new materials for the classrooms. These circumstances continue to have an adverse impact on our revenue. Net revenue for the nine month period ended February 29, 2012 was $20.3 million, a decline of 17.1% from the same period in the prior year. Revenue was below the prior year for all three product groups.

Although we reduced expenses on a year-over-year basis, these reductions were not able to offset the decline in revenue, resulting in a net loss for the nine month period of $1.3 million, compared to $155,000 in the prior year. The net loss of $1.3 million includes a $300,000 deferred tax valuation allowance. Basic and diluted net loss per common share for the period was $(0.29) compared to $(0.03) in the prior year.

REVENUE

Test Preparation, Assessment, and Instruction

Revenue for this product group for the nine months ended February 29, 2012 was $10.2 million, a decline of 22.5% compared to the prior year. Test Preparation and Assessment revenue for the period was $9.2 million, a 22.2% decline from the prior year while Instruction revenue was $1.0 million, a decrease of 25.3% on a year-over-year basis. The revenue shortfall for the nine months ended February 29, 2012, as it was for the quarter, was primarily related to the revenue decline in one state in which we offer state-specific product. This state is in the process of transitioning to new standards and new tests and during such transitions, schools and districts have historically reduced their expenditures until the transition is complete. Although this change has had a short-term impact on our revenue, it creates future opportunities as educators are in need of products supporting these new standards and tests. We have recently released materials for the End of Course (EOC) exit exams in this state. This is the first year these EOC tests will count and there is a significant amount of attention from educators to prepare students for these tests. The initial feedback from the market on our EOC products has been favorable.

College Preparation

College Preparation revenue for the nine month period was $9.3 million, compared to $9.7 million during the same period in the prior year. Revenue from the sale of products offered from the two major college publishers, which represents more than 90% of the total revenue within this product group, was $8.8 million, a decline of 4.7% compared to the prior year. Revenue from proprietary products was $503,000, an increase of 11.5% from the prior year.

Literacy

Revenue for this product group for the nine month period was $732,000, a year-over-year decline of 52.0%. Revenue from this product group was greatly affected by the decrease in federally funded literacy initiatives, specifically ARRA funding (American Recovery and Reinvestment Act of 2009) which was a funding source utilized by customers.

COST OF REVENUE

Cost of revenue for the nine month period was $13.1 million (64.5% of revenue) compared to $14.5 million (59.3% of revenue) during the same period in the prior year.

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

  Direct costs as a percentage of revenue increased from 43.2% in the prior year to 45.6% in the current year. The percentage increase is primarily due to revenue mix, as College Preparation revenue for the period increased from 39.7% of the total revenue in the prior year, to 45.9% in the current year. College Preparation direct costs are substantially higher than those of our other products.

  Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all development expenses, including but not limited to writing, design, art, permissions, and any other costs incurred up to the release date of the product in print and/or digital format. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For the period, we amortized $3.8 million of prepublication costs, a year-over-year decrease of 2.0%.

MARKETING AND SELLING

Selling and marketing expenses for the period were $5.4 million, a decrease of 17.5% from the prior year. The decrease is due to a reduction in commission expense as a result of lower revenue, a decrease in salary and related expenses, the timing of various promotional campaigns and an overall decline in sample expense. The expense as a percent of revenue remained consistent for the nine months at 26.7%, as compared to the prior year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the period were $3.1 million, a decrease of 8.6% from the prior year, due to active cost management.

INTEREST EXPENSE

Interest expense for the period was $228,000, compared to $230,000 for the same period in the prior year. The change is primarily due to an increase in the average outstanding debt and interest rate, offset by the change in the fair-value of our swap agreement, which for the current nine month period was $11,000 of income, compared to $15,000 of expense in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended February 29, 2012 was $2.6 million. Cash was primarily provided by our net income before depreciation, amortization and stock-based compensation expense, as well as a decrease in accounts receivable, and inventory offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $2.5 million, consisting primarily of prepublication expenditures of $2.4 million. Prepublication expenditures for the period were $1.8 million lower than the prior year. The decrease in expenditures is partially related to timing of expenditures; however we expect full year expenditures to be approximately $1.0 million less than the prior year expenditures of $4.8 million.

Net cash provided by financing activities was $777,000, consisting of $2.3 million of net borrowings on our revolving line of credit and a reduction of $1.5 million on our term loan.

The Company incurred losses of approximately $1,296,000 and $155,000 for the nine months ended February 29, 2012 and February 28, 2011, respectively. At February 29, 2012, the Company had cash and cash equivalents of approximately $940,000, a working capital deficit of approximately $8,016,000 and an accumulated deficit of approximately $4,184,000.

We have a revolving line of credit and a term loan with Sovereign Bank. Amounts borrowed under the agreement are secured by substantially all of the assets of the Company.

The revolving line of credit provides for advances up to $10.0 million. On August 10, 2011, we entered into an amendment of our credit agreement with Sovereign Bank which extends the maturity date of the revolving line of credit from March 1, 2012 to December 31, 2012, increases the interest rate by 0.75% for both the revolving line of credit and the term loan over the interest range in the original agreements, reduces the maximum amount of advances under the revolving line of credit to $9.0 million on March 1, 2012 and provides for an additional 0.25% interest rate increase effective July 1, 2012. At February 29, 2012, $9.0 million was outstanding under this facility.

The term loan was originally for $10.0 million and matures in December 2012. At February 29, 2012, $2.0 million remained outstanding under the term loan.

On June 3, 2010, we entered into a swap agreement for $3.0 million, which expired in February 2012. The change in the fair value of the interest rate swap is recognized as an adjustment to interest expense during each reporting period. For the nine months ended February 29, 2012, we recorded interest income of $11,000 relating to the swap.

The credit agreement contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose a maximum ratio of total funded debt to EBITDA, a minimum fixed charge coverage ratio and a restriction on the payment of common stock dividends. At February 29, 2012, we were in compliance with each of these covenants except the covenant relating to the maximum ratio of total funded debt to EBITDA. On April 5, 2012, the lender waived our non-compliance with this covenant.

We use our cash and borrowing availability under our financing arrangements, together with cash generated from operations, to meet our cash needs. We intend to continue investing in prepublication costs for our proprietary products, using cash generated from operations, and borrowings under financing arrangements.

Our existing credit facility with Sovereign Bank expires on December 31, 2012 and we are currently exploring new financing opportunities. If we are unable to secure a new credit facility or generate sufficient cash flow from operations to service our commitments, we will be required to adopt alternatives, such as seeking equity capital in order to fund our current liabilities, operations and product development initiatives. There can be no assurance that such actions will be available in general or on terms acceptable to the Company.

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

Revenue Recognition and Allowance for Returns

Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. On February 29, 2012, we had a returns valuation allowance of $48,000. The allowance is recorded at the time of revenue recognition, if the right of return exists, and is recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns. We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the statements of operations. Subscription based revenue on our digital products is recognized prorata over the life of the subscription agreement.

Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. On February 29, 2012, we had an allowance against this asset of $137,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge may be necessary.

Allowance for Doubtful Accounts

Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a monthly review of all outstanding amounts. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 at February 29, 2012 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory

We continuously monitor our inventory for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by management. Any slow-moving or non-salable inventory identified is reserved or written down at that time. The reserve of $783,000 at February 29, 2012 is believed to be adequate to cover potential inventory loss exposure.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance had originally been established in the amount of $700,000 related to the tax benefit of our available federal and state net operating losses. As of February 29, 2012 the financial statements reflect the impact of an additional $300,000 charge to the valuation allowance due to a historical two-year cumulative loss related to earnings before taxes. The carrying value of the net deferred tax asset assumes that we will be able to generate sufficient taxable income in the future. We perform a comprehensive tax review quarterly, and if future levels of taxable income are not sufficient or fail to materialize in the near term, management will adjust the valuation allowance accordingly.

Stock-Based Compensation Expense

We recognize compensation expense based on the grant-date fair value of the awards. Compensation expense for stock options is recognized over the vesting period of the award. The grant-date fair value of the stock options is determined using the Black-Scholes option-pricing model, using assumptions determined by management to be appropriate. For the nine months ended February 29, 2012, stock-based compensation expense was approximately $128,000.

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

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 29, 2012, we did not issue any securities without registration under the Securities Act of 1933.

In October 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. We did not repurchase any shares during the three months ended February 29, 2012. At February 29, 2012, 83,768 shares remained that could be purchased under the plan or programs. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit31.1	CEO Certification pursuant to Rule 13a-14(a).

Exhibit31.2	CFO Certification pursuant to Rule 13a-14(a).

Exhibit32	Certification of the CEO and the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 29, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 13, 2012	PEOPLES EDUCATIONAL HOLDINGS, INC.

	By:	/s/ Brian T. Beckwith
Brian T. Beckwith President and Chief Executive Officer

