Form 10-K
period 2012-05-31
PEOPLES EDUCATIONAL HOLDINGS
filed 2012-09-13
CIK 729156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2012

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

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,473,261.

The number of shares outstanding of the issuer's common stock on August 14, 2012 was 4,465,202.

Documents incorporated by reference: None.

PART I

ITEM 1. BUSINESS

OVERVIEW AND COMPANY HISTORY

Peoples Educational Holdings, Inc. (PEH), through its wholly owned subsidiary, Peoples Education, Inc. (PE), develops and sells its own proprietary print and digital education products, which are predominantly state-specific and standards-based, focused on state-required tests. We also distribute other publishers’ products. Our products were organized into three product groups, designated as Test Preparation, Assessment and Instruction, College Preparation and Literacy. The Test Preparation, Assessment and Instruction materials are almost exclusively proprietary products, while the College Preparation materials are mainly nonproprietary products accompanied by a growing number of proprietary titles. The Literacy products are exclusively nonproprietary. Marketing channels include Company and independent sales representatives, telemarketing, direct mail, and catalogs. Throughout this document PE and PEH will be collectively referred to as “we,” “our,” and “the Company.”

PE was founded in 1989 by James J. Peoples, the current Chairman of the Board, and Diane M. Miller, currently a member of the Board of Directors, served as Executive Vice President and Chief Creative Officer until May 31, 2012. It began operations in 1990 with the acquisition of a small supplementary product line. Effective November 1, 1998, PE merged into a subsidiary of PEH. All of PEH’s operations are currently conducted through PE. In November 2001, PEH reincorporated in Delaware.

Test Preparation, Assessment and Instruction Product Group

•	Test Preparation and Assessment: We create and sell state-customized print and digital test preparation and assessment materials that help teachers prepare students for success in school and for required state proficiency tests for grades 1–12.

•	Instruction: We produce and sell proprietary state-customized print worktexts and print and web-based assessments for grades 1–8. These products provide students with in-depth instruction and practice in reading, language arts, and mathematics. In addition, our backlist remedial and multicultural products are included in this group.

College Preparation Product Group

•	We distribute and publish instructional materials that meet the required academic standards for high school honors, college preparation, and Advanced Placement* courses. We are the exclusive high school distributor for two major college publishers. We also publish our own proprietary college preparation supplements and ancillary materials. These products do not compete with the products that we distribute for the two major college publishers.

Literacy Product Group

•	We distribute for three publishers supplemental literacy materials for grades K–8. These materials include an extensive selection of leveled reading materials; high-interest, engaging resources for striving readers; series that integrate reading, science, and social studies; and selections and strategies for students who are in the process of learning English.

The Company is located at 299 Market Street, Saddle Brook, NJ 07663. The telephone number is (201) 712-0090. The website is www.peopleseducation.com. The contents of our website are not part of or incorporated into this report.

*Advanced Placement is a registered trademark of the College Board.

INDUSTRY BACKGROUND

The National Center for Education Statistics (NCES) forecasts record public school enrollment through 2019. The fall 2013 public school enrollment is estimated at 49.9 million students, and a small but steady annual growth is projected through 2019, when elementary and secondary enrollments are expected to increase to 52.3 million students. Total public elementary and secondary enrollment is projected to set new records every year from 2010 to 2019. School publishers have shifted marketing and selling resources to meet changes in regional enrollments. For example, between 2007–2019, enrollments in the South and the West are projected to increase by between 12% and 13%. During the same time period, the Midwest and Northeast school enrollments are expected to decrease by 2.7% and 6.3%, respectively. The most recent NCES estimate has K–12 private school enrollment at 6 million students (estimated 2011 enrollment) growing to 6.25 million students by 2019. Rising immigration and the baby boom echo that began in the mid-1970s and peaked in 1990 are boosting school enrollments. As school enrollments grow, the unit sales of instructional materials are also expected to increase.

Educational Funding

The relationship between state and local school funding has been shifting over the last 30 years, with local funding fluctuating around 43% and 44%, and state funding decreasing to 46.7%. Federal funds for schools have grown to 9.6% (National Center for Education Statistics, 2011).

State fiscal conditions are beginning to improve, although many states are not back to pre-recession levels. As the economy slowly advances, state general fund spending is expected to increase, although at a slower rate than the historical average. Fiscal 2012 budgets have undergone a realignment to adjust for a declining share of federal dollars flowing to states through American Recovery and Reinvestment Act of 2009 (ARRA) (The Fiscal Survey of States Spring 2012, NASBO)

According to the Fiscal Survey of States, Fiscal 2012 was the first year since the recession where a large number of states did not make substantial mid-year education budget cuts. To date, only eight states have reported a total of $1.7 billion in enacted mid-year budget cuts for fiscal 2012, compared with 23 states enacting $7.8 billion in mid-year budget cuts in fiscal 2011, and 39 states enacting $18.3 billion in cuts in fiscal 2010.

State general fund spending is forecasted to rise 2.2% in fiscal 2013 after rising 3.3% in fiscal 2012. With 39 states proposing a fiscal 2013 budget with general fund spending levels above those of fiscal 2012, state general fund spending still remains below peak fiscal 2008 levels (due to large declines in fiscal 2009 and 2010), but only by $4.6 billion, or less than 1%.

For K–12 educational funding specifically, in fiscal 2012, 7 states made cuts to K–12 expenditures totaling $385 million (as opposed to 18 states cutting a total of $1.8 billion in 2011, and 34 states cutting a total of $5.5 billion the in 2010), and 7 states have proposed cuts to K–12 spending for fiscal 2013, while 30 states have recommended increases to K-12 funding, with a net increase for fiscal 2013 of $7 billion for all states combined.

The federal 2011 education budget, which began October 1, 2010, included discretionary spending of $46.8 billion, an increase of 2.5% over the prior year. The 2012 federal education budget includes $48.8 billion for the Department of Education’s discretionary programs, an increase of $2 billion or 4.3% over 2011.

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

The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually delayed. While many politicians believe that the nation’s primary education law needs to be revised, reauthorization legislation has been delayed with NCLB extended via a series of Congressional continual resolutions.

The 2012 request for the Department of Education aligns Federal education resources with key priorities and principles included in A Blueprint for Reform: The Reauthorization of the Elementary and Secondary Education Act. The Blueprint proposes changes in the ESEA intended to help ensure that all children receive the world-class education they deserve and that America will be able to compete successfully in the global economy of the 21st century. To accomplish these goals, the 2012 request would invest in a reformed ESEA focused on raising standards, encouraging innovation, and rewarding success, while allowing states and districts more flexibility to invest resources where they will have the greatest impact.

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

The Race to the Top (RTTT) initiative is poised to deepen the investments in the program’s five core reform areas—implementing rigorous standards and assessments, using data to improve instruction and decision-making, recruiting and retaining effective teachers and principals, turning around the lowest-performing schools, and improving State systems of early learning and care. In addition the program addresses the unmet financial demand of States and districts that have demonstrated a commitment to implementing comprehensive and ambitious plans in these areas.  For fiscal 2013, the RTTT funding request is $850 million compared to $549 million in fiscal 2012 and $698.6 million in fiscal 2011.

As Congress continues to debate education reform through ESEA reauthorization, some states are beginning to push through their own reforms. One of the biggest areas of change at the state level has been the passage of controversial new laws to limit teachers’ collective bargaining rights and to tie teachers’ tenure, advancement, and pay to their performance, including their ability to improve student test scores. Other changes include the creation/expansion of charter schools, school voucher programs, student academic standards, and teacher qualifications.

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

The adoption of the CCSS is voluntary for states; however as of June 2012, 47 states and the District of Columbia have adopted and plan to implement the CCSS. States choosing to adopt the CCSS have agreed that the common core will represent at least 85% of the state’s standards in English language arts (ELA) and mathematics. States must adopt the CCSS in their entirety, but they can add 15% state specificity as needed.

There are currently two assessment consortiums that states have joined: SMARTER Balanced Assessment Consortium (SBAC) and the Partnership for Assessment of Readiness of College and Career (PARCC). Each of these consortia will assess the standards in a slightly different manner, with some key similarities including a focus on online summative assessments for grades 3-8 and high school in ELA and mathematics, the use of a mix of item types (including selected response, constructed response, technology-enhances and complex performance tasks), the use of both electronic and human scoring , optional interim assessments, professional development modules, model curricular/instructional units, online reporting, and a digital library for sharing vetted resources and tools. Both consortia are estimating costs to be approximately $20 per student, per year.

During this transition (from state standards to CCSS), our state-customized materials will still help educators teach their state standards and prepare students for the current assessments that continue to be administered. School year 2012/2013 will mark the second year that Peoples Education has offered a print and digital online solution for grades 1-8 that supports the new CCSS. The implementation process continues to evolve; strategies vary by district. Even though states are just in the beginning process of implementing these new standards, for those that are making a priority to do that sooner, we have materials to help them. Our strategy has been, and will continue to be, one that will meet the needs of each state by providing quality materials that help all students succeed. Our materials meet a variety of needs. Our development process will continue to begin with research to understand the needs of individual states and then develop materials to help those students learn and achieve mastery of the adopted standards. Our focus is to offer schools and districts a blended product solution (print and digital) to meet their immediate needs, whether it is their state standards or the implementation of the new CCSS.

Supplementary Materials Market

The K–12 basal and supplemental instructional materials market, totaled $3.2 billion in sales for the twelve months ended May 31, 2012, a decline of 11.9%. (American Association of Publishers)

We believe that the supplemental market revenue performance will continue to reflect the economic environment. Additionally, we believe that growth opportunities will continue to exist as schools unify print and technology tools to pursue remediation, intervention, test preparation, and formative instruction.

Test Preparation, Assessment and Instruction Market

As required by law, all states have developed state content standards and high-stakes state tests (tests that used as the basis for promotion or graduation). State standards are not static, and states frequently adjust their standards. There are significant differences from state-to-state in both content standards and tests used to assess student proficiency. A majority of the states are transitioning away from their state specific standards and are implementing a new set of standards called the Common Core State Standards. States have the option to add 15% state specificity to the global set of standards.

We develop and sell Test Preparation materials in language arts, reading, mathematics, science, and social studies and offer both instructional worktexts and print assessments (Diagnostic Practice Tests). Our Test Preparation books are 100% customized for each state. In practice, this means that no two of our Test Preparation books are identical. State-specific customization, along with the thoroughness and quality of our Test Preparation materials, provide us with a unique sales and marketing position. Under our same development process in which we develop state-specific products, we have created programs for the Common Core State Standards in reading and mathematics. These books are 100% customized to the Common Core State Standards.

Like our Test Preparation products, our Assessment products are also customized for each state. These Assessment materials include a robust formative assessment program that includes both pre-created assessments (in a populated assessment library), as well as standards-based practice items; each are delivered in a web-based digital format. Measuring Up Live™ is the platform under which all of our digital products exist. The platform offers a suite of online tools, branded and strategically connected to the Measuring Up® print materials, for educators and students. Measuring Up Insight™ offers both formative and summative assessments, custom-assessment creation tools, and progress monitoring capabilities. A derivative product of Measuring Up Insight, is End-of-Course Online, which delivers similar functionality with an undivided focus on the High School, end-of-course content and subject matter; English I, Algebra, Biology, and Chemistry. Measuring Up MyQuest™ provides a student-driven, standards-based practice environment that was designed not only to deliver relevant and appropriate content, but to do so while keeping students engaged and motivated. The system was uniquely created to scale up or down based on student performance thus providing a completely individualized and differentiated practice experience. Measuring Up Reach™, the newest addition to our Measuring Up Live™ suite offers online instruction that ultimately takes our worktexts and offers a digital version for added instructional flexibility, bridging the gap between the print and digital needs within a given classroom. Our programs allow teachers to generate unique instruments, review data, and to make instructional decisions that focus a student’s learning on the areas that need the most attention. They allow teachers to differentiate instruction as described in the Response to Intervention (RTI) requirement of the Individuals with Disabilities Education Act (IDEA).

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

Aligning standards with classroom instruction and holding schools accountable has been permanently imprinted in our schools. The accountability pressure will continue especially with the adoption and implementation of the CCSS to fuel the market demand for supplemental test preparation, assessment, and instruction materials like those produced and sold by the Company. A recent survey of the K-12 market by EMR (2011) reported that 76.3% of the respondents use test preparation materials.

Literacy Market

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

We operate as one business segment with three product groups.

Test Preparation, Assessment, and Instruction Product Group

Test Preparation and Assessment

•	We create and sell print and digital products targeted to grades 1–12 to help students prepare for state proficiency tests. The Measuring Up® Test Preparation and Assessment print products are sold in ten states. Measuring Up® is positioned as standards-based, state-customized instruction and classroom assessment, designed to be an integral part of a school’s instructional program throughout the school year. In addition to the state specific Measuring Up series, we also produce products for the Common Core State Standards.

•	Measuring Up Live™ is a growing suite of online tools designed to meet unique needs of schools and districts. Measuring Up Insight™ provides formative assessment and ongoing progress-monitoring that allows educators to make data-driven decisions. End-of-Course Online brings a formative assessment option specifically designed for the end-of-course, high school market. Measuring Up MyQuest™ provides an easy-to-use, student-driven, standards-based practice program for review and mastery of key skills. Measuring Up Reach™ provides digital options for educators to deliver the standards-based instructional content previously only available in a print format. The Measuring Up Live™ suite of tools provides educators with online options to best meet the needs of their students and teachers, while providing state-customized content for assessment and instruction.

Instruction

•	There are two product lines within this group: Focused Instruction and remedial and multicultural-related materials. Focused Instruction materials provide standards-based, state-specific supplemental instruction in particular subject areas such as reading comprehension, mathematics problem solving, and vocabulary development. Essential to this strategy is the market alignment of the Focused Instruction and Test Preparation and Assessment products so that both product lines are suitable for sale to an identical customer base with an identical sales force. We continue to sell our backlist remedial and multicultural materials, but we are not investing in new development for these products.

Our Test Preparation, Assessment and Instruction products are primarily proprietary, and management believes this niche will continue to be our fastest growth area in the future. The Test Preparation, Assessment and Instruction market is highly competitive, and we expect our competitors to pursue similar development and expansion efforts.

Revenue from the Test Preparation, Assessment and Instruction product group, as a percentage of total revenue, was as follows:

Year Ended May 31, 2012	53%
Year Ended May 31, 2011	56%

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

The loss of either major college publisher distribution agreement would have a material adverse effect on our revenue and operations. Both of the agreements have been in place over 15 years and both expire in September 2013.

Revenue from the College Preparation product group, as a percentage of total revenue, was as follows:

Year Ended May 31, 2012	43%
Year Ended May 31, 2011	37%

Literacy Product Group

We have distribution agreements within the United States for specific products from three publishers. These materials include an extensive selection of leveled reading materials; high-interest engaging resources for striving readers; series that integrate reading, science, and social studies; and selections and strategies for students who are in the process of learning English. Revenue from the Literacy product group, as a percentage of total revenue, was as follows:

Year Ended May 31, 2012	4%
Year Ended May 31, 2011	7%

PRODUCT DEVELOPMENT

We combine our internal product development resources with outside freelance talent to develop and design our proprietary print and digital products in a cost-effective manner. We utilize a variety of authors, writers, editors, and programmers to develop our products.

Our editorial department has the responsibility for maintaining editorial quality, schedules, and budgets. Product development is carried out by a combination of in-house staff and contracted personnel with tight in-house control. We maintain an in-house system of computer-based technology that makes it possible to complete nearly the entire production cycle in-house.

Once conceived, a product proposal is circulated to the management group for input. Depending on their input and extensive market research, the proposal will go forward or be terminated. A pro forma financial statement is prepared to aid in determining whether the new title is desirable for publication.

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

SALES, MARKETING, AND DISTRIBUTION

Overview

We conduct our sales activities through inside and outside sales groups (both employees and independent contractors), direct mail, Web initiatives, conventions, and workshops. We believe this system is well suited to the supplementary educational materials market. As we grow, our sales and marketing infrastructure, along with marketing spending for teacher workshops and staff development, sample books, exhibits, direct mail, and Web initiatives will increase.

Catalog/Inside and Outside Sales Model

In the 2011-2012 school year, approximately 188,000 copies of 36 catalogs and approximately 66,000 copies of 95 print promotional and direct mail pieces reached our various market niches. Catalogs and other direct mail pieces are mailed to internally maintained house lists and other appropriate contact individuals at K–12 schools and district sites throughout the United States. In the same school year, approximately 83 electronic mailings, sent via e-mail (e-blasts), were deployed and targeted about 1.9 million K–12 educators.

Web Site

Our Web site (located at www.peopleseducation.com) is primarily used as a sales and marketing tool that offers product information. The site also includes additional resources for teachers, including state-specific links, sample lessons, and research information. Our web site for digital products is located at www.measuringuplive.com. Our Literacy brand can be found at www.BrightpointLiteracy.com, and our College Preparation materials can be found at www.PeoplesCollegePrep.com.

Sales Representatives

We utilize the services of outside independent sales representatives, outside salaried field representatives, and inside sales representatives to sell our products. We plan to continue using this sales organization structure in the future.

Warehouse and Distribution

We outsource warehousing and distribution/shipping services to two separate third-party warehouse and distribution companies — one located in Wayne, NJ and the other in Independence, KY. The Wayne, NJ facility warehouses and ships all products within the Test Preparation, Assessment and Instruction product group, the proprietary products from the College Preparation product group, and select titles within the Literacy product group. The Independence, KY facility warehouses and ships only products within the Literacy product group. Orders for nonproprietary College Preparation materials are billed by us and drop shipped by the college publishers to our customers. We operate and maintain our own internal data processing system; however, the services that the warehouse and distribution companies provide are significant to our operations.

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

Our competitive advantage in our defined market place is due to the following factors:

•	Legacy of assisting over 12 million students succeed with our flagship series, Measuring Up®, since 2000
•	Content highly customized to state standards

•	Quality instructional supplemental content customized to the state standards
•	Quality formative and summative assessments customized to state standards
•	Cost effective flexible options for intervention and remediation
•	Print (instruction) and digital (formative assessment/progress monitoring/practice) solutions that are linked
•	Quality of customer support
•	Training Support
•	Competitive pricing

College Preparation Product Group

Our College Preparation materials compete against a variety of companies. Our competitors offer the following:

•	College textbooks that are distributed into the HS market (print or digital)
•	Traditional textbook companies that develop materials specifically for the College Preparation and Advanced Placement* courses

We believe we are competitive based on our quality content, highly flexible inside sales team, and strong product offering that includes textbooks and supplements in a variety of formats.

Literacy Product Group

Our Literacy products are positioned in the supplemental reading market for grades K-8 for districts that are looking for leveled literacy resources to enhance or fill gaps in their existing programs.  We compete against a variety of supplemental companies that offer reading materials for small group instruction.

PROTECTION OF PROPRIETARY RIGHTS

All of our proprietary products have been copyrighted in the United States with United States rights, under the name of The Peoples Publishing Group or Peoples Education. For products created in-house, we have registered United States rights for all markets, including first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights, and rights to any means yet to be developed for transmitting information in any form. We believe we have adequately protected our copyrights, but the loss of copyrights or failure of copyright protection could have a material adverse effect on the Company.

EMPLOYEES

As of May 31, 2012, we had 85 employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

Market for Common Stock

Our common stock was quoted for trading on the NASDAQ Capital Market under the symbol “PEDH” from June 1, 2005 to June 14, 2012, and has been quoted for trading on the OTCQB Marketplace operated by OTC Market Groups, Inc beginning June 14, 2012. The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ for the periods indicated.

	Year Ended		Year Ended
	May 31, 2012		May 31, 2011
Quarter	High	Low	High	Low
1st	$1.47	$0.88	$1.30	$0.81
2nd	$1.10	$0.83	$1.10	$0.82
3rd	$0.93	$0.52	$2.29	$0.90
4th	$0.80	$0.34	$1.85	$1.05

On July 23, 2012 the last reported bid price of our common stock on OTCQB Marketplace was $0.95 per share.

Holders

As of July 20, 2012 there were approximately 255 record holders and 522 beneficial holders of our common stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the twelve months ended May 31, 2012.

In 2005, our Board of Directors approved a share repurchase program, permitting us to repurchase up to 100,000 shares of our common stock. As of May 31, 2012, 83,768 shares remained available for purchase under the program. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

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

Revenue Recognition and Allowance for Returns

Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of the related receivable is probable. The allowances for returns as of May 31, 2012 and 2011 were approximately $33,000 and $174,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. This allowance is estimated by management based on our historical rate of returns. We recognize shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of operations. Subscription based revenue on our digital products is recognized prorata over the life of the subscription agreement.

Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related publications. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future net undiscounted cash flows. As of May 31, 2012, the valuation allowance as compared to last year remained unchanged at $137,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of the asset, an impairment charge will be recognized.

Allowance for Doubtful Accounts

Credit to our customers is determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 at both May 31, 2012 and 2011 and is believed to be adequate for any exposure to loss.

Allowance for Excess and Slow-Moving Inventory

We continuously monitor our inventory on hand for salability. This monitoring includes review of historical sales experience, projected sales activity by title, and any planned changes to a title that are known by us. Any inventory identified as slow-moving or non-salable is reserved or written down at that time. The reserves of approximately $2,365,000 and $896,000 at May 31, 2012 and 2011, respectively, are believed to be adequate to cover inventory loss exposure.

Income Taxes

We evaluate deferred tax assets for impairment on a quarterly basis. During the fourth quarter, we increased our deferred tax assets reserve by $4.2 million, resulting in a total reserve of $5.2 million or 100% of the gross deferred tax assets. This was based on a variety of factors, including our fourth quarter and full fiscal 2012, prior year’s performance and our expected future performance. We considered all evidence currently available, both positive and negative, in determining, based on the weight of that evidence, the likelihood that the deferred tax asset would be realized. During that review, we determined that the level of our recent historical losses outweighed our forecasted taxable earnings levels for the near and long term. As such, we established a 100% deferred tax valuation allowance. Future profitability would enable us to reduce the valuation allowance and thereby offset income tax expense that would otherwise be recognized.

Stock-Based Compensation Expense

We recognize compensation expense based on the grant-date fair value of the awards. Compensation expense for stock options is recognized over the vesting period of the award. The grant-date fair value of the stock options is determined using the Black-Scholes option-pricing model, using assumptions determined by management to be appropriate. For stock options granted during fiscal year 2012, we used a term of 5 years, volatility of 45% to 46%, and a risk free rate of 0.8% to 1.1%, resulting in a grant-date fair value of $0.28 to $0.37 per share. For the fiscal year ended May 31, 2012, stock-based compensation expense was approximately $206,000.

Year Ended May 31, 2012 vs. Year Ended May 31, 2011

NET REVENUE

(In Thousands)	Year Ended May 31,
	2012	2011	Variance	Variance %
Test Preparation, Assessment and Instruction	$13,661	$17,421	$(3,760)	-21.6%
College Preparation	11,082	11,612	(530)	-4.6%
Literacy	906	2,237	(1,331)	-59.5%
Total Net Revenue	$25,649	$31,270	$(5,621)	-18.0%

Test Preparation, Assessment, and Instruction

Revenue for this product group for the year was $13.7 million, compared to $17.4 million during the same period in the prior year. Test Preparation and Assessment revenue was $12.2 million, a decrease of $3.3 million from the prior year, while Instruction revenue was $1.5 million, a decline of $430,000 compared to the prior year. The revenue shortfall is primarily due to a decline in one of the states in which we publish state-specific materials. This state is in the process of transitioning to new standards and new tests and during such transitions, schools and districts have reduced their expenditures from historical levels until the transition is complete. Although this change has had a short-term impact on our revenue, it creates future opportunities as educators are in need of products supporting these new standards and test. We recently released materials for the End of Course (EOC) exit exams in this state. This is the first year these EOC tests will count toward graduation, and there is a significant amount of attention from educators to prepare students for these tests. The initial feedback from the market on our EOC products has been favorable.

College Preparation

College Preparation revenue for the current year was $11.1 million, a decline of $530,000 from the prior year. Revenue decline is primarily due to the effects of decreased school spending as a result of school budget cuts. However, we are optimistic about the opportunities for future growth in this market niche and will continue to invest in new proprietary product development for this segment.

Literacy

Revenue for this group was $906,000, compared to $2.2 million in the prior year. Revenue from this product group was affected significantly due to a decrease in federally funded literacy initiatives, specifically ARRA funding (American Recovery and Reinvestment Act of 2009) which was a funding source utilized by customers.

COST OF REVENUE

Cost of Revenue for fiscal 2012 was $20.6 million (80.4% of revenue), compared to $18.5 million (59.2% of revenue) in the prior year.

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

•	Direct costs as a percentage of revenue for fiscal 2012 were 51.8%, an increase from 42.0% in the prior year. The percentage decrease is due to two factors, a shift in product revenue mix and an increase in inventory reserves. During the current year College Preparation revenue, which consists primarily of non-proprietary product represented 43% of revenue, an increase from 37% in the prior year. In addition, due to the beginning of shift in most states from state-specific standards to the common core standards, and the trends in the literacy market, we increased our inventory reserve and recognized $1.5 million of additional expense during the current year compared to the prior year.

•	Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all development expenses, including but not limited to writing, design, art, permissions, software development and any other costs incurred up to the release date of the product in print and/or digital format. Prepublication costs are capitalized and expensed on a straight-line basis over a three- or five-year period, based upon the product. We believe our amortization policy is in line with industry practice. For fiscal 2012, amortization expense was $7.4 million and included $2.4 million of accelerated amortization, primarily related to our digital products. Amortization expense in the prior year was $5.4 million. The $2.4 million of accelerated amortization was primarily due to the write-down of underperforming older versions of digital assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(In Thousands)	Year Ended May 31,
	2012	2011	Variance	Variance %
Selling and Marketing Expense	$7,675	$8,871	$(1,196)	-13.5%
General and Administrative Expenses	4,648	4,392	256	5.8%
Total Selling, General and Administrative Expenses	$12,323	$13,263	$(940)	-7.1%

Selling, general, and administrative (SG&A) expenses for fiscal 2012 were $12.3 million, which was a decline of 7.1% from the prior year. As a percentage of revenue, SG&A expenses for fiscal 2012 were 48.0%, an increase of 5.6 percentage points from the prior year.

Selling and Marketing expenses for fiscal 2012 were $7.7 million, a decline of $1.2 million and 13.5% from the prior year. Selling expenses decreased $911,000 primarily due to decreased revenue, resulting in lower selling commissions. Marketing expenses decreased $284,000 primarily due to lower catalog and promotion expense, offset by higher product sampling.

General and Administrative expenses for the year were $4.6 million, an increase of $256,000 and 5.8% from the prior year. The increase is primarily due to the write-off of selected trademarks.

INTEREST EXPENSE

Interest expense for the year was $313,000, which was comparable to the prior year.

INCOME TAX EXPENSE

Despite the net loss before taxes of $7.7 million, we recorded tax expense in the current year of $1.6 million as a result of the decision to fully-reserve for the company’s $5.2 million deferred tax asset. For the year ended May 31, 2012, the effective tax rate was 38%.

NET LOSS

In fiscal 2012 we had a net loss of $9.3 million or $2.09 per share compared to a net loss of $0.5 million and $0.12 per share in the prior year. As a result of changes in the supplemental education market, specifically the transition to the Common Core Standards, we incurred additional inventory and prepublication amortization expense totaling $3.8 million. In addition, due to the decision to fully reserve for the Company’s deferred tax assets, we incurred tax expense of $1.6 million in the current year instead of a benefit of $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for fiscal 2012 was $2.9 million, compared to $5.3 million in the prior year. Net cash provided by operating activities in 2012 was primarily provided by the decrease in accounts receivable, inventory, and prepaid marketing expenses offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities, consisting primarily of expenditures for prepublication costs, was $2.9 million for fiscal 2012, which was $2.1 million lower than the prior year. The decrease from the prior year was a result of lower prepublication expenditures.

Net cash provided by financing activities was $727,000 for fiscal 2012 consisting of $2.3 million of borrowing under the line of credit, offset by $1.6 million in principal payment on long term debt.

We have a Credit Facility (“Facility”) with Sovereign Bank (“Sovereign”). At May 31, 2012, the Facility consisted of a Revolving Line of Credit (“Revolver”) that provided for advances up to $9.0 million, all of which was outstanding, and a Term Loan originally in the amount of $10.0 million, of which $1.95 million was outstanding. On August 15, 2012, we entered into an amendment to the Facility with Sovereign that extends the maturity date of the $9.0 million Revolver and the $1.95 million Term Loan from December 31, 2012 to June 30, 2013. At August 15, 2012, $9.0 million was outstanding under the Revolver and $-0- was available for borrowing. Our borrowings from Sovereign are secured by substantially all of the Company’s assets.

The amendment also changed the interest rate under the Revolver to 6.25% through December 31, 2012, and 9.0% thereafter, interest is payable monthly. Prior to the amendment, the interest rate on the Revolver was based on LIBOR plus an interest rate spread of 2.0% to 2.25% through August 10, 2011, 2.75% to 3.00% through June 30, 2012, and 3.00% to 3.25% through August 15, 2012, with the exact interest rate based on the ratio of total funded debt to EBITDA. At May 31, 2012, the interest rate on the Revolver was 3.15%.

The Term Loan, as amended, provides for principal payments in the amount of $450,000 on August 31, 2012, which was paid, $250,000 on October 1, 2012, and November 1, 2012, and $167,000 on the first day of each month thereafter. Interest is payable monthly at the same rate as on the Revolver.

In June 2010, we entered into a swap agreement with respect to interest on $3 million then outstanding under the Term Loan, fixing our interest rate at 1.25% plus an interest rate spread of 2.00% to 2.25% based on the ratio of total funded debt to EBITDA. The swap agreement expired in February 2012.

The amended Facility contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose minimum levels of EBITDA, calculated monthly on a cumulative basis. These financial covenants restrict the payment of dividends on the Company’s common stock. In addition, the Company has agreed to take certain actions to obtain additional funding from sources other than Sovereign by October 1, 2012, to support its operations, and has agreed to take certain steps to cover any projected operating deficits if such financing is not obtained. We anticipate that such additional funding will be in the form of subordinated debt. We were not in compliance with certain of the covenants under the credit agreement at May 31, 2012, but such non-compliance was waived by Sovereign in connection with entering into the amended credit agreement.

We believe that our cash and anticipated subordinated debt financing, together with cash generated from operations, will be sufficient to meet our normal cash needs in fiscal 2013. If we do not obtain the anticipated subordinated debt financing or other financing, we may be required to curtail portions of our operations. Subject to the availability of such financing, we intend to continue investing in prepublication costs for our proprietary products at our current spending level.

PRODUCT DEVELOPMENT

Product development expenditures in fiscal 2012 and 2011 were $2.8 million and $4.8 million respectively. We continue to actively develop new and revised products. We expect the current level of spending to continue in the future. Product development expenditures in 2012 consisted primarily of both print and digital products within the Testing, Assessment and Instruction product group, as we continued to introduce new and revised products within our existing states. The state test preparation market is changing with the adoption of the CCSS. However, the current high-stake tests will continue to be administered until 2014/2015, and there will continue to be a demand for higher academic performance from students. Our product development plan will reflect the market need to support the state-specific needs as it reflects the test in place today as well as the potential future needs as a result of the adoption and implementation of the CCSS. We also intend to expand our offering of web-based digital products. Presently, we publish Test Preparation and Assessment products for various grades in ten states and CCSS products on a national basis.

We will continue to produce proprietary college preparation supplements and ancillary materials. These products will be crafted as supplements to help teachers and students with their college preparation studies and will not compete with products we distribute under our existing publisher agreements.

We do not have plans in the upcoming year to develop new products for our Literacy product line. Our strategic growth plan calls for an emphasis on the internal development of products within the Test Preparation, Assessment and Instruction product lines. Under favorable circumstances, we would consider an acquisition to supplement our growth plan.

OFF-BALANCE SHEET ARRANGEMENTS

NONE

SEASONALITY

The supplementary education business is seasonal, cycling around the school year that runs from September through May. Typically, the major marketing campaigns, including mailings of new catalogs and focused sales efforts, begin in September when schools reopen. General marketing efforts, including additional sales and marketing campaigns, catalog mailings, and complimentary copies, continue throughout the school year. Teachers and districts generally review and consider products throughout the school year, make their decisions in the winter and spring, and place their purchase requests at that time.

Each of our product lines has its own seasonality. The average revenue percentage over the past two fiscal years by quarter is summarized in the table below.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	August 31	November 30	February 28	May 31
Test Preparation, Assessment and Instruction	31%	22%	22%	25%
College Preparation	63%	15%	6%	16%
Literacy	40%	18%	14%	28%
Total Revenue	40%	18%	14%	28%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

May 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Peoples Educational Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Peoples Educational Holdings, Inc. and Subsidiary (collectively, “the Company”) as of May 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Educational Holdings, Inc. and Subsidiary as of May 31, 2012 and 2011, and the results of its operations and its cash flows in the two year period ended May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTHSTEIN KASS

Roseland, New Jersey

September 13, 2012

CONSOLIDATED BALANCE SHEETS

(In Thousands-Except Share Data)

	May 31,
	2012	2011
ASSETS

Current Assets
Cash and Cash Equivalents	$665	$18
Accounts Receivable Net of Allowances for
Doubtful Accounts and Returns	1,928	2,745
Inventory	1,167	3,196
Prepaid Expenses and Other	193	322
Prepaid Marketing Expenses	59	505
Deferred Income Taxes - (Note 7)	-	1,136
Total Current Assets	4,012	7,922

Equipment - At Cost, Less Accumulated Depreciation of $2,587 and $2,515, respectively	264	314

Other Assets
Deferred Prepublication Costs, Net	7,689	12,269
Deferred Income Taxes - (Note 7)	-	501
Trademarks, Net	131	255
Prepaid Expenses and Other	48	108
Total Other Assets	7,868	13,133
Total Assets	$12,144	$21,369

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current Maturities of Long Term Obligations	$1,950	$2,000
Accounts Payable	3,276	4,340
Accrued Compensation	500	394
Other Accrued Expenses	620	520
Deferred Revenue	483	438
Total Current Liabilities	6,829	7,692
Long Term Obligations, Less Current Maturities	9,000	8,234
Total Liabilities	15,829	15,926

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 1,500,000 shares; none issued	-	-
Common Stock, $0.02 par value; authorized 8,500,000 shares;
issued: 4,481,434 as of May 31, 2012 and 2011	90	90
Additional Paid In Capital	8,511	8,305
Accumulated Deficit	(12,222)	(2,888)
Treasury Stock, 16,232 shares for both periods, at cost	(64)	(64)
Total Stockholders' Equity	(3,685)	5,443

Total Liabilities and Stockholders' Equity	$12,144	$21,369

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended
	May 31,
	2012	2011

Revenue, Net	$25,649	$31,270

Cost of Revenue
Direct Costs	13,279	13,139
Prepublication Cost Amortization, including impairment of $2.4 million in 2012	7,359	5,364
Total	20,638	18,503

Gross Profit	5,011	12,767

Selling, General and Administrative Expenses	12,323	13,263

Loss from Operations	(7,312)	(496)

Nonoperating Expenses
Other Expenses, Net	72	71
Interest Expense	313	306
Total	385	377

Loss Before Income Taxes	(7,697)	(873)

Income Tax Expense (Benefit)- (Note 7)	1,637	(327)

Net Loss	$(9,334)	$(546)

Net Loss per Common Share Basic and Diluted	$(2.09)	$(0.12)

Weighted-average Number of Common Shares Outstanding Basic and Diluted	4,465	4,465

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands)

		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balance, May 31, 2010	$90	$8,120	$(2,342)	$(64)	$5,804

Stock-Based Compensation	-	181	-	-	181

Stock Options Exercised	-	4	-	-	4

Net Loss	-	-	(546)	-	(546)

Balance, May 31, 2011	90	8,305	(2,888)	(64)	5,443

Stock-Based Compensation	-	206	-	-	206

Net Loss	-	-	(9,334)	-	(9,334)

Balance, May 31, 2012	$90	$8,511	$(12,222)	$(64)	$(3,685)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended
	May 31,
	2012	2011
Cash Flows From Operating Activities
Net Loss	$(9,334)	$(546)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation	163	161
Amortization of Prepublication Costs and Trademarks	7,535	5,384
Stock-Based Compensation	206	181
Market Value Adjustment of Interest Rate Swap	(11)	11
Deferred Income Taxes	1,637	(327)
Changes in Assets and Liabilities
Accounts Receivable	817	245
Inventory	2,029	395
Prepaid Expenses and Other	189	1
Prepaid Marketing Expenses	445	137
Accounts Payable and Accrued Expenses	(858)	(330)
Deferred Revenue	46	34
Net Cash Provided By Operating Activities	2,864	5,346

Cash Flows From Investing Activities
Purchases of Equipment	(113)	(226)
Expenditures for Intangibles	(52)	(86)
Expenditures for Prepublication Costs	(2,779)	(4,769)
Net Cash Used In Investing Activities	(2,944)	(5,081)

Cash Flows From Financing Activities
Net Borrowings Under Line of Credit	2,277	1,639
Exercise of Stock Options	-	4
Principal Payments On Long Term Debt	(1,550)	(2,000)
Net Cash Provided By (Used In) Financing Activities	727	(357)

Net Increase (Decrease) in Cash and Cash Equivalents	647	(92)

Cash and Cash Equivalents
Beginning of Year	18	110
End of Year	$665	$18

Supplemental Cash Flow Information
Cash Payments for:
Interest	$321	$286

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

Revenue recognition and accounts receivable: Revenue is recognized when products are shipped, the customer takes title and assumes risk of loss, and collection of related receivable is probable. The allowances for returns as of May 31, 2012 and 2011 were approximately $33,000 and $174,000, respectively. These allowances are recorded at the time of revenue recognition, if the right of return exists, and are recorded as a reduction of accounts receivable. The Company recognizes shipping and handling revenues as part of revenue, and shipping and handling expenses as part of cost of revenue on the consolidated statements of operations. The Company recognizes its subscription based revenue on its digital products over the life of the agreement.

The Company provides credit to its customers determined on a customer-by-customer basis. Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,000 at May 31, 2012 and 2011, respectively.

Major suppliers: The Company has exclusive distribution agreements with two major college book publishers. The loss of either of these distribution agreements would have a material adverse effect on the Company’s revenue and operations. Revenue generated from these distribution agreements accounted for the following percentage of total revenue by year:

Year Ended May 31, 2012	41%
Year Ended May 31, 2011	35%

Inventory: Inventory is stated at the lower of cost or market, which is determined using the first-in, first-out method. Inventory consists entirely of finished goods. Inventory on the consolidated balance sheet is reflected net of reserves for write-downs or non-salability of approximately $2,365,000 and $896,000 at May 31, 2012 and 2011, respectively.

Deferred prepublication costs: Prepublication costs include one-time expenses associated with developing and producing new or revised proprietary products. It includes all development expenses, including but not limited to writing, design, art, permissions, and any other costs incurred up to the release date of the product in print and/or digital format. Prepublication costs are capitalized and are amortized over either a three or five year period (the estimated minimum lives of the product) using the straight-line method beginning on release date of the product. At both May 31, 2012 and 2011, the Company had an allowance against these assets of $137,000. If future net undiscounted cash flows are not sufficient to realize the net carrying value of a specific publication, an impairment charge is recognized.

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

The Company complies with the provisions of “Accounting for Uncertainty in Income Taxes”. The Company reviewed all income tax positions taken or that they expect to take for all open tax years and determined that their income tax positions are appropriately stated and supported for all open years. Under the Company’s accounting policies, it would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of May 31, 2012, the Company recorded no accrued interest or penalties related to uncertain tax positions.

The fiscal tax years 2005 through 2011 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which the Company is subject. The Company expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Basic and diluted net loss per share: Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 9 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share. Due to the net losses in 2012 and 2011, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of such awards which requires forfeitures of share-based awards to be estimated at the time of the grant and revised in subsequent periods, if actual forfeitures differ from initial estimates. Therefore, expenses related to share-based payments and recognized in the years ended May 31, 2012 and 2011 have been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. See Note 9 to the Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.

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

The consolidated financial statements include the following financial instruments and methods and assumptions used in estimating their fair values: for cash and cash equivalents, the carrying amount is fair value, and for accounts receivable, accounts payable, line of credit and long term debt, the carrying amounts approximate their fair values due to either the short-term nature of these instruments or the variable nature of the interest rate. A portion of the term loan was effectively converted to a fixed rate of interest, and is the Company’s only financial liability accounted for at fair value on a recurring basis. (See “Derivative financial instruments” below for further information regarding the fair value of the related interest rate swap agreement) At May 31, 2011, the Company has determined that the fair value of the swap, based on LIBOR and swap rates, falls within Level 2 in the fair value hierarchy. The swap expired prior to May 31, 2012. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments, since their fair values are not significantly different than their balance sheet carrying amounts. In addition, the aggregate fair values of all financial instruments would not represent the underlying value of the Company.

Derivative financial instruments: “Accounting for Derivative Instruments and Hedging Activities” defines derivatives and requires that they be carried at fair value on the balance sheet. On June 3, 2010, the Company entered into a swap agreement to effectively convert $3.0 million of their term loan from a variable rate to a fixed rate for a term that expired in February 2012. The change in market value of the interest rate swap is recognized on the balance sheet within long term obligations and by a charge or credit to interest expense. The change in the market value for the years ended May 31, 2012 and 2011 resulted in income of approximately $11,000, and expense of approximately $11,000, respectively.

Recently Adopted Accounting Pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted would have a material effect on the Company’s consolidated financial statements.

Note 2. Liquidity and Capital Resources

The Company has incurred losses of approximately $9.3 million and $0.5 million for the years ended May 31, 2012 and 2011, respectively. The May 31, 2012 year end loss primarily consisted of approximately $2.4 million of accelerated amortization on prepublication costs, a $4.5 million increase in deferred tax valuation allowance and approximately $1.5 million of inventory write offs during the year. At May 31, 2012, the Company had cash and cash equivalents of approximately $665,000, a working capital deficit of approximately $2.8 million and an accumulated deficit of approximately $12.2 million. At May 31, 2012, the Credit Facility (“Facility”) with Sovereign Bank (“Sovereign”) consisted of a Revolving Line of Credit (“Revolver”) that provided for advances up to $9.0 million, all of which was outstanding, and a Term Loan originally in the amount of $10.0 million, of which $1.95 million was outstanding. The Company was not in compliance with certain of the covenants under the Facility at May 31, 2012, but such non-compliance was waived by Sovereign in connection with entering into the amended Facility on August 15, 2012 (see Note 5 for further discussion). The Company's Facility with Sovereign expires on June 30, 2013. The Company has agreed to take certain actions to obtain additional funding from sources other than Sovereign by October 1, 2012, to support its operations, and has agreed to take certain steps to cover any projected operating deficits if such financing is not obtained.  There can be no assurance that such actions will be available in general or on terms acceptable to the Company.

Note 3. Deferred Prepublication Costs

Deferred prepublication costs are recorded at their original cost and amortized over a three or five-year period, based on the estimated lives of the related product. The net carrying value of the deferred prepublication costs is periodically reviewed and compared to an estimate of future undiscounted cash flows. If future undiscounted cash flows are not sufficient to support the net carrying value of the asset, an impairment charge will be recognized. At both May 31, 2012 and 2011 the Company had an allowance of $137,000, reducing prepublication costs to their estimated net realizable value.

The activities in deferred prepublication costs were as follows:

(In Thousands)
	Year Ended May 31,
	2012	2011
Balance, Beginning	$12,269	$12,864
Prepublication Cost Additions	2,779	4,769
Amortization Expense, including impairment of $2.4 million in 2012	(7,359)	(5,364)
Balance, Ending	$7,689	$12,269

The future amortization expense of deferred prepublication costs is estimated to be as follows:

(In Thousands)

For the year ending May 31,
2013	$3,006
2014	2,152
2015	1,485
2016	811
2017 and thereafter	235
$7,689

Future estimated amortization expense may increase as the Company continues its investments in additional deferred prepublication costs.

Note 4. Trademarks

Costs are capitalized and amortized over their estimated lives, generally 15 years, using the straight-line method. The activity and balances were as follows:

(In Thousands)
	Year Ended May 31,
	2012	2011
Balance, Beginning	$255	$189
Additions	52	86
Amortization Expense	(176)	(20)
Balance, Ending	$131	$255

Note 5. Financing Arrangements

The Company has a Facility with Sovereign Bank (“Sovereign”). At May 31, 2012, the Facility consisted of a Revolver that provided for advances up to $9.0 million, all of which was outstanding, and a Term loan originally in the amount of $10.0 million, of which $1.95 million was outstanding. On August 15, 2012, the Company entered into an amendment to the Facility with Sovereign that extends the maturity date of the $9.0 million Revolver and the $1.95 million Term Loan from December 31, 2012 to June 30, 2013. At August 15, 2012, $9.0 million was outstanding under the Revolver and $-0- was available for borrowing. The Company’s borrowings under the Facility are secured by substantially all of the Company’s assets.

The amendment also changed the interest rate under the Revolver to 6.25% through December 31, 2012, and 9.0% thereafter with interest payable monthly. Prior to the amendment, the interest rate on the Revolver was based on LIBOR plus an interest rate spread of 2.0% to 2.25% through August 10, 2011, 2.75% to 3.00% through June 30, 2012, and 3.00% to 3.25% through August 15, 2012, with the exact interest rate based on the ratio of total funded debt to EBITDA. At May 31, 2012, the interest rate on the Revolver was 3.15%.

The Term Loan, as amended, provides for principal payments in the amount of $450,000 on August 31, 2012, which was paid, $250,000 on October 1, 2012, and November 1, 2012, and $167,000 on the first day of each month thereafter. Interest is payable monthly at the same rate as on the Revolver.

In June 2010, the Company entered into a swap agreement with respect to interest on $3 million then outstanding under the Term Loan, fixing its interest rate at 1.25% plus an interest rate spread of 2.00% to 2.25% based on the ratio of its total funded debt to EBITDA. The swap agreement expired in February 2012.

The amended Facility contains certain financial covenants, calculated on a consolidated basis for the Company and its subsidiary, which, among other things, impose minimum levels of EBITDA, calculated monthly on a cumulative basis. These financial covenants restrict the payment of dividends on the Company’s common stock. In addition, the Company has agreed to take certain actions to obtain additional funding from sources other than Sovereign by October 1, 2012, to support its operations, and has agreed to take certain steps to cover any projected operating deficits if such financing is not obtained. The Company anticipates that such additional funding will be in the form of subordinated debt. The Company was not in compliance with certain of the covenants under the Facility at May 31, 2012, but such non-compliance was waived by Sovereign in connection with entering into the amended Facility.

Long term debt at May 31, 2012 and 2011 consisted of the following:

(In Thousands)	May 31,
	2012	2011
Market value of interest rate swap	$-	$11
Notes payable under line of credit (see above)	9,000	6,723
Term loan (see above)	1,950	3,500
	10,950	10,234
Less current maturities	(1,950)	(2,000)
	$9,000	$8,234

Note 6. Net Revenue by Product Group

The Company operates as one business segment with three product groups. The Company’s revenues, net of returns, by product group are as follows:

(In Thousands)
	Year Ended May 31,
	2012	2011
Test Preparation, Assessment and Instruction	$13,661	$17,421
College Preparation	11,082	11,612
Literacy	906	2,237
Total Net Revenue	$25,649	$31,270

Note 7. Income Taxes

Federal and state income tax expense (benefit) consists of the following:

(In Thousands)
	Year Ended May 31,
	2012	2011
Current	$-	$-
Deferred	1,637	(327)
Total	$1,637	$(327)

For the years ended May 31, 2012, and 2011, the income tax provision (benefit) differs from the amount of income tax expense (benefit) determined by applying the U.S. federal income tax rate to pretax loss, due to the following:

(In Thousands)
	Year Ended May 31,
	2012	2011
Computed federal income tax benefit at statutory rate	$(2,886)	$(327)
Valuation Allowance	4,607	-
State income tax benefit, net of federal effect	(25)	(68)
Effect of lower rates	(59)	7
Other, including nondeductible expenses, net	-	61
	$1,637	$(327)

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

The Company evaluates deferred tax assets for impairment on a quarterly basis. During that review, the Company determined that the level of its recent historical losses outweighed its forecasted taxable earnings levels for the near and long term. As such, the Company established a 100% deferred tax valuation allowance. A return to profitability would enable the Company to reduce the valuation allowance and thereby offset income tax expense that would otherwise be recognized. During the year ended May 31, 2012, the Company recorded a valuation allowance of $4.5 million. The valuation allowance relates to uncertainty in the realizability of certain federal and state deferred tax assets.

Net deferred tax assets and liabilities are comprised of the following:

(In Thousands)
	May 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$4	$4
Allowance for sales returns	27	67
Allowance for prepublication costs	998	53
Inventory	1,008	408
Federal and state net operating loss carryforward	3,101	1,681
Other	139	291
Deferred tax valuation allowance	(5,186)	(700)
	91	1,804
Deferred tax liabilities:
Equipment	(33)	(24)
Allowance for purchase returns	(10)	(52)
Prepaid expenses	(48)	(91)
	(91)	(167)
Net deferred tax assets	$-	$1,637

The aforementioned net deferred tax assets are reflected on the consolidated balance sheets as follows:

(In Thousands)
	May 31,
	2012	2011
Current assets	$-	$1,136
Noncurrent assets	-	501
Net deferred tax assets	$-	$1,637

As of May 31, 2012, the Company had approximately $7.3 million of federal net operating loss (NOL) carryforwards available to reduce federal taxable income which expire at various dates from May 31, 2013 through May 31, 2032.

As of May 31, 2012, the Company had approximately $9.3 million of state net operating loss (NOL) carryforwards available to reduce state taxable income which expire at various dates from May 31, 2013 through May 31, 2032.

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

Note 8. Commitments

Operating leases: The Company leases its various facilities and certain office equipment under non-cancelable operating lease arrangements. On March 31, 2011, the Company subleased a portion of its office facility located in Saddle Brook, NJ for the remaining term of the original lease, which expires in October 2014.

As of May 31, 2012, future minimum rental obligations under operating leases are as follows:

(In Thousands)
	Minimum Lease	Sublease	Net Lease
Years ending May 31:	Commitments	Income	Commitments
2013	$465	$56	$409
2014	470	81	389
2015	196	34	162
	$1,131	$171	$960

Rent expense under operating leases was $468,000 and $507,000 for the years ended May 31, 2012 and 2011 respectively.

Employment agreements: The Company has employment agreements with certain executive officers, which provide severance benefits in the event the Company, without cause, terminates the employment of such officers.

Note 9. Stock-Based Compensation

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

There was no tax benefit related to expense recognized during the periods ended May 31, 2012 and 2011, as the Company is in a net operating loss position. As of May 31, 2012, there was approximately $334,000 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the equity compensation plan which will be amortized over the weighted average remaining requisite service period. Such amount does not include the effect of future grants of equity compensation, if any. Of the $334,000 unrecognized compensation cost, the Company expects to recognize approximately 51% in fiscal 2013, 47% in fiscal 2014, and 2% in fiscal 2015.

The shareholders approved the adoption of the 2009 Stock Plan (2009 Plan) on January 8, 2009, and approved an amendment to the 2009 Plan on February 10, 2011. The amendment increased the number of shares reserved for issuance under the 2009 Plan by 1,000,000 shares to 1,250,000 shares. The 2009 Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options that do not meet the requirements of Section 422. Options issued under the 2009 Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire up to 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. At May 31, 2012, options to purchase 971,636 shares were outstanding and 275,364 shares were available for grant under the 2009 Plan.

Stock-based compensation expense of $206,000 and $181,000 was recognized for the years ended May 31, 2012 and 2011, respectively.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the indicated years:

	2012	2011
Dividend Yield	0.0%	0.0%
Risk Free Interest Rate	0.8% to 1.1%	1.1% to 3.1%
Expected Life of Options	5 Years	5 to 7 Years
Expected Volatility Factor	45% to 46%	40% to 43%

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

A summary of stock option activity is as follows:

	Weighted-		Weighted-
	Average		Average
	Grant		Exercise
	Fair Value	Shares	Price

Outstanding at May 31, 2010	$1.91	835,636	$3.21
Granted	0.90	787,836	2.62
Exercised	0.54	(3,000)	1.53
Forfeited	2.06	(700,836)	3.37
Outstanding at May 31, 2011	0.87	919,636	2.59
Granted	0.34	72,000	0.85
Exercised	-	-	-
Forfeited	1.06	20,000	3.06
Outstanding at May 31, 2012	0.84	971,636	2.51
Exercisable at May 31, 2012	$0.84	491,568	$2.50

Note 10. Retirement Plan

The Company maintains a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act (ERISA). All employees are eligible to participate following the completion of sixty days of service. Eligible participants may elect to contribute a portion of their compensation to the plan, subject to the Internal Revenue Code limitations for 401(k) plans. Participants direct the investment of their contributions into various investment options offered by the plan. The Company may make discretionary contributions to the plan in which all eligible employees will receive a portion of the Company’s contribution. There were no discretionary contributions made by the Company to the plan during the years ended May 31, 2012 and 2011.

Note 11. Subsequent Events

On August 15, 2012, the Company entered into an amendment to its credit agreement with Sovereign Bank which includes a revolving line of credit providing for advances up to $9.0 million, maturing on June 30, 2013, and a $1.95 million term loan maturing on June 30, 2013. Under the amended credit agreement, the interest rate for both the revolving line of credit and the term loan increases to 6.25% immediately, and to 9.0% after December 31, 2012, and the Company has agreed to take certain actions to obtain additional funding from sources other than Sovereign Bank.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

ITEM 9B.    OTHER INFORMATION

On July 27, 2012, the Company voluntarily filed Form 15 with the Securities and Exchange Commission (“SEC”) to suspend the Company’s SEC reporting obligations. Upon the filing of the Form 15, the Company’s obligation to file periodic and current reports with the SEC, including reports on Form 10-Q and Form 8-K, and future reports on Form 10-K, was immediately suspended. The Company is eligible to file Form 15 because its common stock is held of record by fewer than 300 persons.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals constitute the current directors and executive officers of the Company:

Name	Age	Position with the Company

Brian T. Beckwith	56	Director, President and Chief Executive Officer
John C. Bergstrom	52	Director (1)(2)(3)
Richard J. Casabonne	67	Director (3)
Anton J. Christianson	60	Director (2)(3)
Michael L. DeMarco	48	Executive Vice President and Chief Financial Officer
James P. Dolan	63	Director (1)(2)
Frank R. Gatti	65	Director (1)
Diane M. Miller	60	Director
James J. Peoples	75	Director, Chairman, and Senior Advisor

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Governance Committee

Brian T. Beckwith has been a Director of the Company since 2001, and has served as President and Chief Executive Officer of the Company since December 2001. Mr. Beckwith has over 30 years of media industry experience, including positions in market research, consumer marketing, operations, business development, and general management. Prior to joining the Company, he was a principal in Beckwith & Associates, a publishing advisory firm specializing in start-ups, acquisitions, and Internet business development. From 1998 to 2000, he was President and Chief Operating Officer of Grolier, Inc., a $450 million publisher and direct marketer of children’s books and other educational products. From 1991 to 1997, Mr. Beckwith served in various senior management positions with K-III (Primedia) including President and Chief Executive Officer of the Special Interest Magazine Group. Mr. Beckwith has also held management positions with News Corporation, CBS Magazines, and Ziff-Davis Publishing. He holds a B.A. summa cum laude from New England College and an M.B.A. from Fordham University’s Graduate School of Business.

John C. Bergstrom has been a Director of the Company since 1998. He has been a partner in RiverPoint Investments, Inc., a St. Paul, MN-based business and financial advisory firm since 1995. Mr. Bergstrom is also a director of The Dolan Company. (NYSE:DM), Znomics, Inc. (OTC:ZNOM), Tecmark, Inc., Instrumental, Inc., JobDig, Inc., Creative Publishing Solutions, Inc., Cramer, LLC, and Early Learning Labs, Inc.   Mr. Bergstrom is also active in the non-profit sector and currently serves as a board member of Goodwill Easter Seals Minnesota and Chicagoland Habitat for Humanity. Mr. Bergstrom is a graduate of Gustavus Adolphus College, B.A., and the University of Minnesota, M.B.A.

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

James P. Dolan has been a Director of the Company since 1999. Since 1992, he has been Chairman, President and Chief Executive Officer and founder of The Dolan Company, (NYSE:DM) in Minneapolis, a specialized business services and information company that publishes daily and weekly business newspapers in 20 U.S. markets and operates a number of services businesses including National Default Exchange, a leading provider of mortgage default processing services to the foreclosure bar; DiscoverReady, a leading provider of electronic discovery services to large companies and their legal counsel; and Counsel Press, the nation’s largest appellate legal services provider. From 1989 to 1993, he was Executive Vice President of the Jordan Group, New York City, an investment bank specializing in media. He previously held executive positions with News Corporation in New York, Sun-Times Company of Chicago, and Centel Corp., Chicago, and was an award-winning reporter and editor at newspapers in San Antonio, New York, Chicago, Sydney, and London. He serves as a director of several private companies and is a journalism graduate of the University of Oklahoma.

Frank R. Gatti has been a Director of the Company since January 2012. He has been a member of the Finance Committee of the Board of The Conference Board, an objective and independent source of economic and business knowledge, since January 2011. He is also an advisor to Accenture for their CFO Network and has served on Pace University’s MS/Publishing Advisory Board since its inception. In addition, he was a member of the Board of Directors of Blackboard, Inc., a global provider of enterprise software applications and related products/services to education, government and industry, and served on its Transaction, Nominating/Governance and Audit (chair) Committees from the April 2004 IPO to the October 2011 sale. He was Chief Financial Officer and a member of the Officer of the President of ETS, a global $1.3 billion assessment, licensure and certification company, from October 1997 to his retirement in May 2011. Prior to ETS, he held senior financial positions at The New York Times Company, including Corporate Vice President / Financial Management commencing in January 1996. Mr. Gatti holds a BBA in accounting degree, earned an MBA in finance and marketing and has completed several executive education programs in planning, strategic marketing and financial management at the Harvard Business School. Mr. Gatti is a Certified Public Accountant. His leadership and management accomplishments have been recognized by the Rutgers Business School, NJBiz, the Executive Council of New York and Pace University.

Diane M. Miller is co-founder and a Director of the Company. She is currently an educational consultant. She served as Executive Vice President of the Company from 1990 until May 31, 2012; and Chief Creative Officer from 2005 to May 31, 2012. Her educational publishing experience included both print and digital in the following areas: general management, product development, strategic planning, market research, writing, curriculum development, editorial, marketing, production, and professional development. Prior to forming the Company, Ms. Miller was publisher of Globe Books, a remedial, supplementary educational publisher owned by Simon and Schuster. Prior to joining Globe Books, she was Senior Editor of Reading for Harcourt Brace Jovanovich. Ms. Miller has classroom and research experience as well, and is a graduate with honors of Centre College of Kentucky.

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

Board Committees

The Board of Directors has established an Audit Committee, a Governance Committee, and a Compensation Committee.

The Audit Committee is currently composed of Messrs. Bergstrom (Chair), Gatti, and Dolan. The committee meets with our independent registered public accounting firm and representatives of management to review the internal and external financial reporting of the Company, considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments, and approves any material non-audit services to be provided by our independent registered public accounting firm. Our Board of Directors has determined that Mr. Bergstrom is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K. Each member of the Audit Committee is independent pursuant to the independence standards promulgated by the NASDAQ Stock Market.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2012, all required Section 16(a) filings applicable to its officers, directors, and 10% stockholders were timely made.

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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

ITEM 11.   EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal 2012 and 2011, the compensation earned by or awarded to Brian T. Beckwith, the Company’s Chief Executive Officer and President; Michael L. DeMarco, the Company’s Executive Vice President and Chief Financial Officer; and Diane M. Miller, Executive Vice President and Chief Creative Officer, the only other executive officer of the Company (collectively with Mr. Beckwith and Mr. DeMarco, the “Named Executives”).

Summary Compensation Table for Fiscal Year Ended May 31, 2012 and 2011

			Non-Equity
			Incentitive	(a)	(b)
			Plan	Option	All Other
Name and Principal Position	Year	Salary	Compensation	Awards	Compensation	Total

Brian T. Beckwith	2012	$322,084	$-	$87,937	$21,650	$431,671
President and Chief Executive Officer	2011	$330,424	$-	$69,335	$22,407	$422,166

Michael L. DeMarco	2012	$213,049	$-	$21,704	$20,930	$255,683
Executive Vice President and Chief Financial Officer	2011	$218,566	$-	$19,756	$20,072	$258,394

Diane M. Miller	2012	$185,740	$-	$26,810	$28,685	$241,235
Executive Vice President and Chief Creative Officer	2011	$190,550	$-	$21,202	$27,467	$239,219

(a)	These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2012 and 2011 in accordance with ASC 718, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 9 to the Consolidated Financial Statements for the fiscal year ended May 31, 2012.
(b)	Each of the named executives receives a car allowance and the non-business portion of this allowance is included as taxable income to the named executive. The Company also covers the cost of medical and dental insurance premiums payable by the named executive. In addition, the Company provided supplemental life insurance to Ms. Miller. The policy premium of $1,995 for both 2012 and 2011 was taxable income to Ms. Miller.

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

Outstanding Equity Awards at May 31, 2012

The following table provides a summary of equity awards outstanding for each of the Named Executives as of the end of fiscal 2012:

	Option Awards

	Number of Securities
	Underlying
	Unexercised Options			Option
				Exercise	Option
	(#)	(#)		Price	Expiration
Named Executive	Exercisable	Unexercisable		($)	Date
Brian T. Beckwith	3,750	11,250	(12)	$0.92	10/13/2016
President and Chief Executive Officer	32,800	32,800	(1)	$2.00	2/10/2018
	131,200	131,200	(2)	$3.00	2/10/2018
	8,500	8,500	(3)	$1.00	8/9/2015
	12,750	4,250	(4)	$1.96	8/20/2014

Michael L. DeMarco	1,500	4,500	(13)	$0.92	10/13/2016
Executive Vice President and Chief Financial Officer	3,500	10,500	(5)	$2.00	2/10/2018
	14,000	42,000	(6)	$3.00	2/10/2018
	2,000	6,000	(7)	$1.00	8/9/2015
	3,000	9,000	(8)	$3.00	10/14/2014
	4,000	4,000	(9)	$1.96	8/20/2014

Diane M. Miller	1,500	4,500	(13)	$0.92	10/13/2016
Executive Vice President and Chief Creative Officer	4,500	13,500	(10)	$2.00	2/10/2018
	18,000	54,000	(11)	$3.00	2/10/2018
	2,000	6,000	(7)	$1.00	8/9/2015
	4,000	4,000	(9)	$1.96	8/20/2014

(1)	Becomes exercisable with respect to 16,400 shares on each February 10, 2013, and 2014.
(2)	Becomes exercisable with respect to 65,600 shares on each February 10, ,2013 and 2014.
(3)	Becomes exercisable with respect to 4,250 shares on each August 9, 2012 and 2013.
(4)	Becomes exercisable with respect to 4,250 shares on August 20, 2012.
(5)	Becomes exercisable with respect to 3,500 shares on each February 10, 2013 and 2014.
(6)	Becomes exercisable with respect to 14,000 shares on each February 10,,2013 and 2014.
(7)	Becomes exercisable with respect to 2,000 shares on each August 9, 2012 and 2013.
(8)	Becomes exercisable with respect to 3,000 shares on each June 15, 2012 and 2013.
(9)	Becomes exercisable with respect to 2,000 shares on August 20, 2012.
(10)	Becomes exercisable with respect to 4,500 shares on each February 10, 2013, and 2014.
(11)	Becomes exercisable with respect to 18,000 shares on each February 10, 2013, and 2014.
(12)	Becomes exercisable with respect to 3,750 shares on each October 13, 2012, 2013, and 2014.
(13)	Becomes exercisable with respect to 1,500 shares on each October 13, 2012, 2013, and 2014.

Potential Payments Upon Termination

Brian T. Beckwith, our President and Chief Executive Officer, entered into an employment agreement in 2001, which was amended in July 2004. The agreement, as amended, provides for a term ending in December 2008 with automatic renewals thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. Pursuant to these arrangements, the term of the agreement has been extended to December 2013. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. Beckwith ceases to be employed. In consideration for these covenants, Mr. Beckwith will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. Beckwith is terminated by the Company without cause, or if Mr. Beckwith resigns for good reason, Mr. Beckwith is entitled to 18 months of severance at his then-current annual salary. If we provide Mr. Beckwith notice of non-renewal, Mr. Beckwith is entitled to 12 months of severance at his then-current annual salary. The agreement also provides for, under certain circumstances, our repurchase right and Mr. Beckwith’s put right to the Company with respect to Company stock owned by Mr. Beckwith, following termination of his employment, which he has acquired upon exercise of stock options and held for at least one year.

Michael L. DeMarco, our Executive Vice President and Chief Financial Officer, entered into an employment agreement in May 2002, which was most recently amended in June 2007. The agreement, as amended, provides for a term ending in May 2008, with automatic renewals thereafter from year to year unless terminated by either party by 180 days’ prior notice before the end of each contract year. Pursuant to these arrangements, the term of the agreement has been extended to May 2013. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Mr. DeMarco ceases to be employed by the Company. In consideration for these covenants, Mr. DeMarco will receive on a monthly basis, 60% of his monthly salary in effect at the time his employment ceased. If Mr. DeMarco is terminated without cause or resigns for good reason, Mr. DeMarco is entitled to 12 months salary as severance at his then-current annual salary.

Diane M. Miller, our Executive Vice President and Chief Creative Officer, until May 31, 2012 entered into an employment agreement in 1990, which was amended and restated in November 2004. The agreement provided for a term ending in November 2007, with automatic renewals thereafter for successive one-year periods unless terminated by either party at least 180 days prior to the end of the contract year. The agreement contains non-competition and non-solicitation covenants which at the Company’s option continue in effect for a period ending one year after Ms. Miller ceases to be employed. In consideration for these covenants, Ms. Miller will receive on a monthly basis, 60% of her monthly salary in effect at the time her employment ceased. If Ms. Miller is terminated without cause or if Ms. Miller resigns for good reason, Ms. Miller is entitled to 12 months of severance at the rate in effect at the time her employment ceased. We have a right of first refusal with respect to any share transfers of Company stock by Ms. Miller to a competitor. Ms. Miller resigned from her position with the Company effective May 31, 2012 and under the provisions of her agreement will receive one year of severance, in the amount of $190,550.

Compensation of Non-Management Directors

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. For 2012, each non-management member of the Board of Directors earned on a quarterly basis $3,183 for services as a director, plus $530 for each committee on which they served, plus an additional $530 for each committee of which they were the chair. Mr. Peoples earned an addition $1,061 per quarter for his duties as the Board of Directors Chairman. Mr. Bergstrom earned an additional $5,150 per quarter for his services on the audit and compensation committee. Non-employee directors were also reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, each non-employee director receives nonqualified options to purchase our common stock at an option price equal to the fair market value of our common stock on the date that the option is granted. The options become exercisable in annual increments of 25% each over a four-year period during the term of the options, which was five years.

On January 20, 2012, Messrs Bergstrom, Casabonne, Christianson, Dolan and Peoples each were granted 2,000 options at a strike price of $0.70. Mr. Gatti, who was appointed to the Board on January 20, 2012 received 12,000 options under the same terms as above.

Non-Management Director Compensation for the Fiscal Year Ended May 31, 2012:

			Option		All Other
	Fees Earned		Awards		Compensation
G. Thomas Ahern	$3,713	(e)	$265	(a)	$-
John C. Bergstrom	$43,940		$6,591	(a)	$-
Richard J. Casabonne	$14,852		$10,003	(a)	$41,200	(b)
Anton J. Christianson	$19,096		$6,591	(a)	$-
James P. Dolan	$16,972		$11,563	(a)	$-
Frank R. Gatti	$6,188	(c)	$840	(a)	$-
James J. Peoples	$16,972		$1,189	(a)	$41,200	(d)

(a)	These amounts reflect the expense recognized for financial statement reporting purposes for fiscal 2012 in accordance with ASC 718, unreduced by the estimated service-based forfeitures. The other assumptions used in calculating these amounts are set forth in Note 9 to the Consolidated Financial Statements for the fiscal year ended May 31, 2012.

(b)	Mr. Casabonne earned an additional $10,300 per quarter for his services related to marketing and product development.

(c)	Mr. Gatti service on the Board commenced January 13, 2012.

(d)	Mr. Peoples earned an additional $10,300 per quarter for his services related to business development.

(e)	Mr. Ahern resigned from the Board effective September 13, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information provided to the Company as to the beneficial ownership of our Common Stock as of July 15, 2012 by (i) the only stockholders known to the Company to hold 5% or more of such stock, and (ii) each of the directors, the Named Executives set forth in the Summary Compensation Table in Item 11, and directors and officers as a group.

	Common Stock
	Beneficially
Beneficial Owner	Owned	Total (%)

Anton J. Christianson (1) (2)	1,812,021	40.4%
NAP & CO - c/o Delaware State Pension Fund (3)	603,151	13.5%
James J. Peoples (1) (4)	577,581	12.9%
Dolphin Offshore Partners, Inc. (5)	361,887	8.1%
Diane M. Miller (1) (4)	311,516	6.9%
Brian T. Beckwith (1) (4)	237,754	5.1%
John C. Bergstrom (1)	66,483	1.5%
Michael L. DeMarco (1)	61,750	1.4%
James P. Dolan (1)	48,542	1.1%
Richard J. Casabonne (1)	23,417	*
Frank R. Gatti (1)	3,000	*
Directors and Officers as a group (9 persons) (1) (2)	3,142,064	64.2%

* Less than 1%

(1)	Includes shares of Common Stock subject to outstanding stock options exercisable within 60 days as follows: Mr. Christianson, 19,167 shares; Mr. Peoples, 6,000 shares; Ms. Miller, 60,500 shares; Mr. Beckwith, 197,500 shares; Mr. DeMarco, 59,500 shares; Mr. Bergstrom, 17,667 shares; Mr. Dolan, 42,042 shares; Mr. Casabonne, 23,417 shares; Mr. Gatti, 3,000 and directors and officers as a group, 428,793 shares.

(2)	Mr. Christianson’s ownership includes ownership of 1,720,915 shares held by Adam Smith Fund LLC, 70,619 shares held by Adam Smith Growth Partners and 1,320 shares held individually. The managing member of Adam Smith Growth Partners is Adam Smith Companies, LLC. Mr. Christianson, as manager of Adam Smith Companies, LLC, has voting and investment powers with respect to the securities owned by Adam Smith Growth Partners. The managing member of Adam Smith Fund, LLC is Adam Smith Management, LLC, whose managing member is Adam Smith Companies, LLC. Mr. Christianson, as manager of Adam Smith Companies, LLC, has investment and voting powers with respect to the securities owned by Adam Smith Fund, LLC. Mr. Christianson, Adam Smith Companies, LLC, and Adam Smith Management, LLC disclaim beneficial ownership of the securities held by Adam Smith Growth Partners and Adam Smith Fund, LLC except to the extent of their pecuniary interest in such securities. The address of Mr. Christianson and each of the Adam Smith entities is 301 Carlson Parkway, Suite #103, Minnetonka, MN 55305.

(3)	The address of the Delaware State Pension Fund is 860 Silver Lake Boulevard, McArdle Building, Suite #1, Dover, DE 19904.

(4)	The address of Mr. Peoples, Ms. Miller, and Mr. Beckwith is 299 Market Street, Saddle Brook, NJ 07663-5316.

(5)	The general partner of Dolphin Direct Equity Partners, L.P. is Dolphin Advisors, LLC, and the managing member of Dolphin Advisors, LLC is Dolphin Management, Inc. Peter E. Salas is the President and sole owner of Dolphin Management, Inc. and exercises voting and investment powers with respect to the securities owned by Dolphin Direct Equity Partners, L.P. Dolphin Advisors, LLC, Dolphin Management, Inc. and Mr. Salas disclaim beneficial ownership of the securities owned by Dolphin Direct Equity Partners, L.P. except to the extent of their pecuniary interest in such securities. The address of Dolphin Direct Equity Partners, L.P. is c/o Dolphin Asset Management Corp., 129 East 17th Street, New York, NY 10003.

Equity Compensation Plan Table

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of May 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	971,636	$2.51	275,364

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None

Director Independence

The Board of Directors of the Company has determined that Messrs. , Bergstrom, Casabonne, Christianson Dolan and Gatti are “independent” directors, as that term is defined under the rules of The NASDAQ Stock Market.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the fiscal years ended May 31, 2012, and May 31, 2011 Rothstein Kass provided various audit and non-audit services to the Company and billed the Company for these services as follows:

(a)	Audit Fees. Fees for audit services totaled approximately $90,000 and $84,500 in fiscal 2012 and fiscal 2011, respectively, which included the fees for the annual audits and the reviews of the Company’s quarterly reports on Form 10-Q.

(b)	Audit-Related Fees. There were no fees incurred for audit-related services in fiscal 2012 or fiscal 2011.

(c)	Tax Fees. There were no fees incurred for tax services, including certain tax compliance assistance in fiscal 2012 or fiscal 2011.

(d)	All Other Fees. There were no other services in fiscal 2012 or fiscal 2011 provided by Rothstein Kass not included in the above.

The Audit Committee preapproves all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis. All of the services provided by the independent registered public accounting firms during fiscal 2012 and fiscal 2011, including services related to Audit-Related Fees and Tax Fees have been approved by the Audit Committee under its pre-approval process. The Audit Committee has considered whether the provision of services related to the Audit-Related Fees, Tax Fees and All Other Fees was compatible with maintaining the independence of Rothstein Kass and determined that such services did not adversely affect the independence of either firm.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements. See Item 8 above.

(2)	Exhibits. The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by Item 601 of Regulation S-K:

EXHIBIT
NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2001).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated May 23, 2007).

10.1‡	Registrant’s 2009 Stock Plan, as amended February 10, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 (Reg. No. 333-178318) dated December 5, 2011).

10.2‡	Amended and Restated Employment Agreement between Peoples Education, Inc. and Diane M. Miller dated July 1, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-KSB for the year ended December 31, 2001), as amended by Amendment to Employment Agreement dated November 19, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 22, 2004).

10.3‡	Amended and Restated Employment Agreement between the Company and Michael L. DeMarco dated May 17, 2002 (incorporated by reference to Exhibit 10 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002) as amended by Amendment to Employment Agreement dated October 4, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 4, 2005) and by Second Amendment to Employment agreement dated June 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrants Form 8-K dated June 1, 2007).

10.4‡	Employment Agreement between the Company and Brian T. Beckwith dated December 18, 2001 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-KSB for the year ended December 31, 2001), as amended by Amendment to Employment Agreement dated July 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004).

10.5	Loan Agreement dated February 15, 2007, by and between Peoples Educational Holdings, Inc. and Sovereign Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 15, 2007).

10.6	$10 million Revolving Credit Promissory Note dated February 15, 2007 payable by Peoples Educational Holdings, Inc. to Sovereign Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated February 15, 2007).

10.7	$10 million Term Promissory Note dated February 15, 2007 payable by Peoples Educational Holdings, Inc. to Sovereign Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated February 15, 2007).

10.8	Security Agreement dated February 15, 2007, by and between Peoples Educational Holdings, Inc., Peoples Education, Inc. and Sovereign Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated February 15, 2007).

10.9	Guaranty and Suretyship Agreement dated February 15, 2007, by Peoples Educational Holdings, Inc. and Peoples Education, Inc. in favor of Sovereign Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated February 15, 2007).

10.10	Pledge of Stock Agreement dated February 15, 2007, by Peoples Educational Holdings, Inc. in favor of Sovereign Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K dated February 15, 2007).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Form 10-KSB for the year ended December 31, 2003).
21	Subsidiaries of the Registrant: Peoples Education, Inc., a Delaware corporation (100% owned.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡ Management contract or compensatory plan.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES EDUCATIONAL HOLDINGS, INC.

Date: September 13, 2012
/s/ Brian T. Beckwith
Brian T. Beckwith, Chief Executive Officer, President (principal executive officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 13, 2012.

/s/ Brian T. Beckwith
Brian T. Beckwith, Chief Executive Officer,
President and Director

/s/ Michael L. DeMarco
Michael L. DeMarco, Executive Vice President and Chief Financial Officer

/s/ James J. Peoples
James J. Peoples, Chairman and Director

/s/ Diane M. Miller
Diane M. Miller, Director

/s/ John C. Bergstrom
John C. Bergstrom, Director

/s/ Richard J. Casabonne
Richard J. Casabonne, Director

/s/ Anton J. Christianson
Anton J. Christianson, Director

/s/ James P. Dolan
James P. Dolan, Director

/s/ Frank R. Gatti
Frank R. Gatti, Director

